Form 10-Q
period 1993-01-01
JPS TEXTILE GROUP INC /DE/
filed 1994-03-15
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  -------------
                        Commission File Number 33-58272

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                                               57-0868166
             --------                                                               ----------
(State or other jurisdiction of                                                  (I.R.S. Employer
incorporation or organization)                                                 Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina                   29607
- -------------------------------------------------------------------                   -----
(Address of principal executive offices)                                            (Zip Code)

                  Registrant's telephone number (803) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                           -------   -------
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X   No
                       -------  -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of March 11, 1994.

Total number of pages:  11
Exhibit Index on page 11
                                       1

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                    Page
PART I.          FINANCIAL INFORMATION                                                              Number

    Item 1.      Condensed Consolidated Balance Sheets
                     January 29, 1994 (Unaudited) and October 30, 1993  . . . . . . . . . . . .       3

                 Condensed Consolidated Statements of Operations
                     Three Months Ended January 29, 1994 and
                     January 30, 1993 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . .       4

                 Condensed Consolidated Statements of Cash Flows
                     Three Months Ended January 29, 1994 and
                     January 30, 1993 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . .       5

                 Notes to Condensed Consolidated Financial Statements
                     (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .       7

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                January 29,    October 30,
                                                                                   1994           1993
                                                                              -------------   -------------
                                                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                                                          $    4,716     $    3,144
  Accounts receivable                                                              126,774        151,207
  Inventories                                                                      100,007         94,439
  Prepaid expenses and other                                                         3,288          2,549
                                                                                ----------     ----------
    Total current assets                                                           234,785        251,339
Property, plant and equipment, net                                                 306,178        304,330
Excess of cost over fair value of net assets acquired, net                          33,178         33,419
Other assets                                                                         8,269          9,842
                                                                                ----------     ----------

         Total                                                                  $  582,410     $  598,930
                                                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $   57,613     $   66,040
  Accrued interest                                                                   8,426         16,281
  Accrued salaries, benefits and withholdings                                       18,885         20,512
  Other accrued expenses                                                            12,009         14,368
  Current portion of long-term debt                                                 10,268         10,522
                                                                                ----------     ----------
    Total current liabilities                                                      107,201        127,723
Long-term debt                                                                     538,578        526,630
Deferred income taxes                                                                2,684          2,585
Minority interest in consolidated joint venture                                      7,441          7,424
Other long-term liabilities                                                         23,963         24,664
                                                                                ----------     ----------
    Total liabilities                                                              679,867        689,026
                                                                                ----------     ----------
Senior redeemable preferred stock                                                   21,816         21,007
                                                                                ----------     ----------
Shareholders' deficit:
    Junior preferred stock                                                             250            250
    Common stock                                                                        10             10
    Additional paid-in capital                                                      35,968         36,777
    Deficit                                                                       (155,501)      (148,140)
                                                                                ----------     ----------
    Total shareholders' deficit                                                   (119,273)      (111,103)
                                                                                ----------     ----------

         Total                                                                  $  582,410     $  598,930
                                                                                ==========     ==========

Note: The condensed consolidated balance sheet at October 30, 1993 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                January 29,       January 30,
                                                                                    1994              1993
                                                                                ----------        ----------
Net sales                                                                       $  212,162        $  190,229

Cost of sales                                                                      182,541           163,082
                                                                                ----------        ----------

Gross profit                                                                        29,621            27,147

Selling, general and administrative expenses                                        20,409            18,737
                                                                                ----------        ----------

Income from operations                                                               9,212             8,410
Interest expense                                                                    16,247            15,848

Minority interest in consolidated subsidiary                                           (17)             (151)
Other income (expense), net                                                            (27)             (128)
                                                                                ----------        ----------

Loss before cumulative effect of accounting change
  and income taxes                                                                  (7,079)           (7,717)

Income taxes                                                                           282               290
                                                                                ----------        ----------
Loss before cumulative effect of accounting change                                  (7,361)           (8,007)

Cumulative effect of accounting change                                                   -            (6,654)
                                                                                ----------        ----------

Net loss                                                                            (7,361)          (14,661)

Senior redeemable preferred stock in-kind dividends and
  discount accretion                                                                   809               696
                                                                                ----------        ----------

Loss applicable to common stock                                                 $   (8,170)       $  (15,357)
                                                                                ==========        ==========

Weighted average common shares outstanding                                       1,000,000         1,000,000
                                                                                ==========        ==========

Loss per common share:
  Loss before cumulative effect of accounting change                            $    (8.17)       $    (8.70)
  Cumulative effect of accounting change                                                -              (6.66)
                                                                                ----------        ----------

    Net loss                                                                    $    (8.17)       $   (15.36)
                                                                                ==========        ==========


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                 January 29,    January 30,
                                                                                    1994           1993
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $ (7,361)     $(14,661)
                                                                                   --------      --------
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Cumulative effect of accounting change                                              -           6,654
    Depreciation and amortization, except amounts included
      in interest expense                                                             9,683         8,790
    Interest accretion and debt issuance cost amortization                            3,039         2,923
    Other, net                                                                        1,389           666
    Changes in assets and liabilities:
      Accounts receivable                                                            24,433        26,703
      Inventory                                                                      (5,568)       (7,647)
      Prepaid expenses and other assets                                                (957)         (209)
      Accounts payable                                                               (8,427)       (2,722)
      Accrued expenses and other liabilities                                        (12,702)      (15,036)
                                                                                   --------      --------
        Total adjustments                                                            10,890        20,122
                                                                                   --------      --------
    Net cash provided by operating activities                                         3,529         5,461
                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                  (11,217)      (10,998)
                                                                                   --------      --------
    Net cash used in investing activities                                           (11,217)      (10,998)
                                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                                              (78)       (2,084)
  Proceeds from issuance of long-term debt                                             -            5,003
  Revolving credit facility borrowings, net                                          10,313         5,747
  Repayment of other long-term debt                                                    (975)       (1,583)
                                                                                   --------      --------
    Net cash provided by financing activities                                         9,260         7,083
                                                                                   --------      --------

Net increase in cash                                                                  1,572         1,546

Cash at beginning of period                                                           3,144         1,732
                                                                                   --------      --------

Cash at end of period                                                              $ 4,716       $ 3,278
                                                                                   ========      ========

Supplemental cash flow information:
  Interest paid                                                                    $ 21,067      $ 20,948
  Income taxes paid                                                                     421           343
  Non-cash financing activities:
    Senior redeemable preferred stock dividends-in-kind                                 676           636

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 29, 1994 for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 30, 1993 Annual Report. The results of operations for the interim period is not necessarily indicative of the operating results of the full year.

         During the fourth quarter of fiscal 1993, the Company changed, effective as of the beginning of fiscal 1993, its accounting policy with respect to postretirement benefits to comply with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This change is more fully explained in Note 8 of the Notes to Consolidated Financial Statements in the Company's Annual Report. The fiscal 1993 amounts included in this report have been restated, where applicable, to reflect the adoption of these changes as of November 1, 1992. The effect of the restatement was to increase the net loss for the three months ended January 30, 1993 form $8,007,000 to $14,661,000 as a result of the cumulative effect of the accounting change of $6,654,000. There was no material effect on income from operations for the three months ended January 30, 1993 as a result of the accounting change.


2.       Inventories (In Thousands):

                                                            January 29,    October 30,

                                                                1994           1993
                                                                ----           ----
         Raw materials                                        $  19,498      $  17,560
         Work-in-process                                         38,213         40,289
         Finished goods                                          42,296         36,590
                                                              ---------      ---------

             Total                                            $ 100,007      $  94,439
                                                              =========      =========


3. Proposed Sale of the Automotive Products and Synthetic Industrial Fabrics Operations

         On February 22, 1994, the Company announced that it intends to sell, subject to certain conditions, all of the automotive products and synthetic industrial fabrics operations of the Company to a newly formed corporation, JPS Automotive Products Corp. (JPS Automotive), organized to acquire such assets for approximately $258 million, based on the mid-point of the price range in the common stock registration statement of JPS Automotive discussed below, plus 20% of the outstanding stock of the new corporation. The sale is not expected to result in a loss to the Company. The transaction is expected to be financed with the net proceeds from an initial public offering of 6,500,000 shares of common stock of JPS Automotive and the sale of $150 million aggregate principal amount of Senior Notes of JPS Automotive.

         The sale of the automotive and synthetic industrial fabrics operations is conditioned, among other things, upon the successful consummation of the public offerings, which is expected to occur in April 1994. The Company is required to utilize the net proceeds to reduce indebtedness in accordance with the terms of its indentures and credit agreements. Registration statements relating to the offerings of common stock and senior notes were filed by JPS Automotive with the Securities and Exchange Commission on

February 18, 1994, but have not yet become effective.

The automotive products and synthetic industrial fabrics operations, which were included in the Industrial Fabrics and Products segment, had net sales of approximately $80 million and $63 million for the 1994 and 1993 first quarters, respectively. Income before interest and income taxes, prior to allocated Company charges, was approximately $7 million and $5 million for the 1994 and 1993 first quarters, respectively.

Total assets of the automotive products and synthetic industrial fabric operations at the end of the first quarter of 1994 and October 30, 1993 were approximately $166 million and $170 million, respectively. Net assets at the end of the first quarter of 1994 and October 30, 1993 were approximately $86 million and $90 million, respectively, after allocating approximately $31 million (end of first quarter 1994) and $27 million (October 30, 1993) of the Company's revolving debt to the automotive products and synthetic industrial operations.

The Company intends to enter into various agreements with JPS Automotive for:

- -    Tax sharing - JPS Automotive will pay the Company for certain tax benefits resulting from the transaction as those tax benefits are realized by JPS Automotive.

- -    Plant sharing - The Company will equitably share certain operating expenses with JPS Automotive at a plant that will be owned approximately one-half by the Company and one-half by JPS Automotive.

- -    Management services - JPS Automotive will pay the Company for a limited term for certain financial advisory and business management services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 5 of the Company's October 30, 1993 Annual Report.

                                               (In Thousands)
                                             Three Months Ended
                                             ------------------
                                            January 29, January 30,
                                              1994          1993
                                              ----          ----
NET SALES
  Apparel Fabrics and Products              $  60,443      $ 56,940

  Industrial Fabrics and Products             111,476        94,092

  Home Fashion Textiles                        40,243        39,197
                                             --------       -------

   Net Sales                                $ 212,162      $190,229
                                             ========       =======

OPERATING PROFIT
  Apparel Fabrics and Products              $   4,068      $  4,277

  Industrial Fabrics and Products               6,607         5,065

  Home Fashion Textiles                           651         1,135

  Indirect Corporate Expenses, net             (2,081)       (2,195)
                                             --------       -------

   Operating Profit                             9,245         8,282


  Minority interest in consolidated
   subsidiary and equity in loss of
   unconsolidated affiliate                       (77)         (151)
                                             --------       --------
Income before interest expense,
  income taxes and cumulative effect
  of accounting change                      $   9,168      $   8,131
                                             ========       ========


RESULTS OF OPERATIONS

1994 First Quarter Compared to 1993 First Quarter

Consolidated net sales for the 1994 first quarter increased 11.5% to $212.2 million from $190.2 million in the 1993 quarter generally due to increased sales of automotive related products in the Industrial Fabrics and Products segment and apparel fabrics. Apparel Fabrics and Products sales increased 6.2% to $60.4 million for the 1994 first quarter from $56.9 million for the 1993 first quarter due to an increase in apparel fabric unit volume. Partially offsetting the increase in apparel fabric volume was a $0.7 million decrease in diaper elastic sales to $2.0 million for the 1994 first quarter from $2.7 million in the 1993 first quarter due to lower shipments to international customers as certain of those customers were reducing inventory levels or adapting to changing economic conditions. The 18.5% increase in Industrial Fabrics and Products sales to $111.5 million for the 1994 first quarter from $94.1 million for the 1993 first quarter is due to increased sales of automotive carpeting, upholstery fabric and air bag fabric in 1994. The Company's increase in sales of automotive related products is a result of continuing higher car and truck sales to consumers by automobile manufacturers, incremental business from new model platforms and increasing airbag usage in automobiles and light trucks during 1994. Home Fashion Textiles sales increased slightly to $40.2 million for the 1994 first quarter from $39.2 million for the 1993 first quarter due to an increase in carpet unit volume consistent with the carpet industry as a whole. Carpet sales increased $1.2 million to $31.8 million for the 1994 first quarter compared to the 1993 first quarter.

Operating profits in the 1994 first quarter increased 11.6% to $9.2 million from $8.3 million for the 1993 first quarter. Profits from Apparel Fabrics and Products of $4.1 million for the 1994 first quarter declined $0.2 million, or 4.9%, from the 1993 first quarter due to less favorable fabric selling prices and lower international sales of diaper elastic. Average selling prices for apparel greige goods declined approximately 3% as a result of an over supply of goods in the market. Also, imports from eastern Europe, Asia and South America continue to hurt the spun apparel fabrics' pricing. Diaper elastic profits declined $0.3 million from $0.2 million in the 1993 first quarter to a loss of $0.1 million in the 1994 first quarter as a result of the decline in international sales of diaper elastic and a decline in profit margins due to lower production levels. Home Fashion Textiles experienced a 42.6% decrease in operating profits in the 1994 first quarter to $0.7 million from $1.1 million in the 1993 first quarter due to a less favorable product mix of home furnishing fabric sales, lower average selling prices for carpet resulting from promotional pricing for a new carpet product and the effect of a one week shut down of the carpet operations in January 1994 to control inventory levels. Offsetting the decrease in operating profits for apparel and home fashion products was a $1.5 million (30.4%) increase in operating profits for Industrial Fabrics and Products to $6.6 million in the 1994 first quarter from $5.1 million in the 1993 first quarter. This increase is a result of the increased sales and improved manufacturing efficiencies for automotive related products. Operating profits for automotive related products increased $2.4 million from $4.3 million for the 1993 first quarter to $6.7 million for the 1994 first quarter. This profit improvement was partially offset by a $0.5 million decline in profits on extruded specialty urethane products from $1.0 million on sales of $3.9 million for the 1993 first quarter to $0.5 million on sales of $4.0 million for the 1994 first quarter primarily as a result of changes in product mix which reduced average profit margins and negatively impacted manufacturing efficiency.

Interest expense increased 2.5% to $16.2 million for the 1994 first quarter from $15.8 million for the 1993 first quarter due to an increase in average debt balances in 1994. Indirect corporate expenses declined slightly by $0.1 million to $2.1 million for the 1994 first quarter as compared to the 1993 first quarter.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased approximately 3.2% to $127.6 million at January 29, 1994 from $123.6 million at October 30, 1993. Accounts receivable declined $24.4 million (16.2%) due to the seasonally lower sales in the first quarter of the fiscal year than in the fourth quarter. Inventories increased $5.6 million (5.9%) from October 30, 1993 to January 29, 1994. The Company has rebuilt inventory levels somewhat from last year end's level which is typically lower than the rest of the year due to the seasonally higher fourth quarter sales. Accounts payable declined $8.4 million during the 1994 first quarter due to the seasonally lower level of activity in the first quarter of the fiscal year. Accrued interest decreased $7.9 million during the 1994 first quarter due to variances in the scheduled timing of interest payment due dates.

The Company's sources of liquidity for operations and expansion are funds generated internally and borrowings under the Company's line of credit, a $132.3 million revolving credit facility. Revolving credit facility borrowings were used to provide funds needed for the working capital increase discussed above, capital expenditures and financing costs to the extent such funds were not provided for by the net cash flow from operations during the 1994 first quarter. The Company had $29.8 million available for borrowing under the revolving credit agreement on January 30, 1994. Borrowings under the revolving line of credit are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions or investments and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures.

Management believes that expected cash flows and capital resources will be adequate to meet future debt service requirements and working capital needs.
As discussed below and in Note 3 of the Notes to the Condensed Consolidated Financial Statements, the Company is required to utilize the net proceeds of its sale of the automotive products and synthetic industrial fabrics operations to reduce indebtedness in accordance with the terms of its indentures and credit agreements.


Proposed Sale of the Automotive Products and Synthetic Industrial Fabrics Operations

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the proposed sale of the automotive products and synthetic industrial fabrics operations, a significant portion of the Company's Industrial Fabrics and Products segment.

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item
- ----

1.   Legal Proceedings                                    None
2.   Changes in Securities                                None
3.   Defaults upon Senior Securities                      None
4.   Submission of Matters to a Vote of Security Holders  None
5.   Other Information                                    None
6.   Exhibits and Reports on Form 8-K:


     (a)  Exhibits:
          Exhibit 11, Computation of Loss Per Common Share, not required because computation is included on face of Condensed Consolidated Statements of Operations.

     (b)  Reports on Form 8-K:
          Form 8-K dated February 22, 1994 disclosing the Company's press release dated February 22, 1994, which announced that the Company intends to sell, subject to certain conditions, all of the automotive products and synthetic industrial fabrics operations of the Company to a newly formed corporation, JPS Automotive Products Corp., organized to acquire such assets.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JPS TEXTILE GROUP, INC.

Date:      3/14/94                 /s/ David H. Taylor
                                       -----------------------------------
                                   David H. Taylor
                                   Executive Vice President - Finance,
                                     Secretary and Chief Financial Officer