Form 10-Q
period 1994-04-30
JPS TEXTILE GROUP INC /DE/
filed 1994-06-20
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________.

                        Commission File Number 33-58272

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0868166
- - - -------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina       26907
- - - -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                  Registrant's telephone number (803) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ______

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of June 20, 1994.

Total number of pages: 91
Exhibit on page 12

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                     Page
                                                                                                    Number
PART I.  FINANCIAL INFORMATION

    Item 1.      Condensed Consolidated Balance Sheets
                     April 30, 1994 (Unaudited) and October 30, 1993  . . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Operations
                     Three Months and Six Months Ended April 30, 1994 and
                     May 1, 1993 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .         4

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended April 30, 1994 and
                     May 1, 1993 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Condensed Consolidated Financial Statements
                     (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .         7

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                 April 30,     October 30,
                                                                                   1994           1993
                                                                               ------------   ------------
                                                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                                                          $    1,220     $    2,080
  Accounts Receivable                                                               89,419        104,834
  Inventories                                                                       80,872         73,628
  Prepaid expenses and other                                                         3,239          1,718
  Net assets held for sale                                                          90,757         87,130
                                                                                ----------     ----------
    Total current assets                                                           265,507        269,390
  Property, plant and equipment, net                                               213,288        210,784
  Excess of cost over fair value of net assets acquired, net                        32,937         33,419
  Other assets                                                                       4,562          6,415
                                                                                ----------     ----------
                 Total                                                          $  516,294     $  520,008
                                                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                              $   40,826     $   40,477
  Accrued interest                                                                  16,122         16,084
  Accrued salaries, benefits and withholdings                                       13,963         12,510
  Other accrued expenses                                                            10,867         10,109
  Current portion of long-term debt                                                  8,851          9,003
                                                                                ----------     ----------
    Total current liabilities                                                       90,629         88,183
  Long-term debt                                                                   498,570        495,852
  Other long-term liabilities                                                       25,327         26,069
                                                                                ----------     ----------
    Total liabilities                                                              614,526        610,104
                                                                                ----------     ----------
  Senior redeemable preferred stock                                                 22,635         21,007
                                                                                ----------     ----------
  Shareholders' deficit:
    Junior preferred stock                                                             250            250
    Common stock                                                                        10             10
    Additional paid-in capital                                                      35,149         36,777
    Deficit                                                                       (156,276)      (148,140)
                                                                                ----------     ----------
    Total shareholders' deficit                                                   (120,867)      (111,103)
                                                                                ----------     ----------
         Total                                                                  $  516,294     $  520,008
                                                                                ==========     ==========

Note: The condensed consolidated balance sheet at October 30, 1993 has been extracted from the audited financial statements (as reclassified for discontinued operations; see Note 3).

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                                Three Months Ended            Six Months Ended
                                                            -------------------------    --------------------------
                                                             April 30,        May 1,       April 30,      May 1,
                                                               1994           1993           1994          1993
                                                            ----------    -----------    -----------    -----------
Net Sales                                                   $  151,061    $   151,854    $   285,457    $   281,342
Cost of Sales                                                  130,542        131,446        247,365        242,112
                                                            ----------    -----------    -----------    -----------
Gross Profit                                                    20,519         20,408         38,092         39,230
Selling, general and administrative expenses                    15,637         14,618         30,814         29,391
                                                            ----------    -----------    -----------    -----------
Income from continuing operations                                4,882          5,790          7,278          9,839
Interest expense                                                15,670         15,462         31,157         30,606
Other income (expense), net                                         24            (35)            42           (193)
                                                            ----------    -----------    -----------    -----------
Loss before provision for income taxes, income from
  discontinued operations and cumulative effect of
  accounting change                                            (10,764)        (9,707)       (23,837)       (20,960)
Provision for income taxes                                       1,127            411          1,351            690
                                                            ----------    -----------    -----------    -----------
Loss before income from discontinued operations
  and cumulative effect of accounting change                   (11,891)       (10,118)       (25,188)       (21,650)
Income from discontinued operations                             11,115          7,297         17,052          9,890
                                                            ----------    -----------    -----------    -----------
Loss before cumulative effect of accounting change                (776)        (2,821)        (8,136)       (11,760)
Cumulative effect of accounting change                            -              -              -             5,722
                                                            ----------    -----------    -----------    -----------
Net loss                                                          (776)        (2,821)        (8,136)       (17,482)
Senior redeemable preferred stock in-kind dividends
  and discount accretion                                           818            706          1,627          1,402
                                                            ----------    -----------    -----------    -----------
Loss applicable to common stock                             $   (1,594)   $    (3,527)   $    (9,763)   $   (18,884)
                                                            ==========    ===========    ===========    ===========
Weighted average common shares outstanding                   1,000,000      1,000,000      1,000,000      1,000,000
                                                            ==========    ===========    ===========    ===========
Earnings (loss) per common share:
  Loss before income from discontinued operations
    and cumulative effect of accounting change              $   (12.71)   $    (10.83)   $    (26.81)   $    (23.05)
  Income from discontinued operations                            11.12           7.30          17.05           9.89
  Cumulative effect of accounting change                          -              -              -             (5.72)
                                                            ----------    -----------    -----------    -----------
    Net loss                                                $    (1.59)   $     (3.53)   $     (9.76)   $    (18.88)
                                                            ==========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                                                    Six Months Ended
                                                                                 ------------------------
                                                                                 April 30,       May 1,
                                                                                   1994           1993
                                                                                 ---------      ---------

Net loss                                                                         $  (8,136)     $ (17,482)
                                                                                 ---------      ---------
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Cumulative effect of accounting change                                          -             5,722
      Depreciation and amortization, except amounts included
         in interest expense                                                        12,943         12,865
      Interest accretion and debt issuance cost amortization                         5,825          5,762
      Equity in income of discontinued operations                                  (17,052)        (9,890)
      Other, net                                                                     1,391          1,098
      Changes in assets and liabilities:
         Accounts receivable                                                        15,415          7,818
         Inventory                                                                  (7,244)       (13,897)
         Prepaid expenses and other assets                                          (1,508)          (446)
         Accounts payable                                                              349          4,853
         Accrued expenses and other liabilities                                      1,083         (5,316)
                                                                                 ---------      ---------
             Total adjustments                                                      11,202          8,569
                                                                                 ---------      ---------
    Net cash provided by (used in) operating activities                              3,066         (8,913)
                                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                 (14,882)       (12,949)
  Receipts from discontinued operations, net                                        13,425         10,225
                                                                                 ---------      ---------
    Net cash used in investing activities                                           (1,457)        (2,724)
                                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                                            (305)        (4,972)
  Proceeds from issuance of long-term debt                                           7,754          5,003
  Revolving credit facility (repayments) borrowings, net                            (8,846)        12,614
  Repayment of other long-term debt                                                 (1,072)        (1,638)
                                                                                 ---------      ---------
    Net cash (used in) provided by financing activities                             (2,469)        11,007
                                                                                 ---------      ---------
Net decrease in cash                                                                  (860)          (630)
Cash at beginning of period                                                          2,080          1,634
                                                                                 ---------      ---------
Cash at end of period                                                            $   1,220      $   1,004
                                                                                 =========      =========
Supplemental cash flow information:
  Interest paid                                                                  $  25,294      $  25,740
  Income taxes paid                                                                    544            347
  Reorganization items paid                                                           -               162
  Non-Cash financing activities:
    Senior redeemable preferred stock dividends-in-kind                              1,361          1,282

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
______________________________________________________________________________

1. The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1994 for all periods presented have been made. See Note 3 regarding certain reclassifications of October 30, 1993 amounts for discontinued operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 30, 1993 Annual Report. The results of operations for the interim periods are not necessarily indicative of the operating results of the full year.

         During the fourth quarter of fiscal 1993, the Company changed for all of fiscal 1993 its accounting policy with respect to postretirement benefits other than pensions. This change is more fully explained in
         Note 8 to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 1993. The fiscal 1993 amounts included in this report have been restated, where applicable, to reflect the adoption of these changes as of November 1, 1992.

2        Inventories (In Thousands):

                                                        April 30,    October 30,
                                                          1994         1993
                                                        ---------    ----------
         Raw materials                                  $  14,560    $  12,269
         Work-in-process                                   29,775       28,878
         Finished goods                                    36,537       32,481
                                                        ---------    ---------
             Total                                      $  80,872    $  73,628
                                                        =========    =========

3. Proposed Sale of Automotive Products and Synthetic Industrial Fabrics Operations

         On May 25, 1994, the Company announced the signing of a definitive agreement to sell the businesses, assets and certain liabilities of JPS Auto Inc. and the Synthetic Industrial Division of JPS Converter and Industrial Corp. (collectively, the "Automotive Assets") for approximately $276 million (including the assumption of certain debt which was approximately $12 million on April 30, 1994). The Consolidated Balance Sheets and Consolidated Statements of Cash Flows and Operations for 1993 have been reclassified to reflect such businesses as discontinued operations.

         The anticipated sale of the Automotive Assets is expected to result in a gain in the Company's third quarter. The Company has allocated to the discontinued segment a pro rata portion of the interest expense of its senior credit agreement, which pro rata portions were appoximately $1.3 million and $1.2 million for the six months ended April 30, 1994 and May 1, 1993, respectively, and $0.7 million and $0.6 million for the three months ended April 30, 1994 and May 1, 1993, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations
______________________________________________________________________________

The following should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 5 of the Company's October 30, 1993 Annual Report.

                                                                        (In Thousands)
                                                       Three Months Ended            Six Months Ended
                                                   --------------------------    -------------------------
                                                    April 30,       May 1,        April 30,       May 1,
                                                      1994           1993           1994           1993
                                                   -----------    -----------    ----------     ----------
NET SALES
  Apparel Fabrics and Products                     $    63,828    $   67,814     $  124,270     $  124,754
  Industrial Fabrics and Products                       41,817        39,348         75,528         72,699
  Home Fashion Textiles                                 45,416        44,692         85,659         83,889
                                                   -----------    ----------     ----------     ----------
   Net Sales                                       $   151,061    $  151,854     $  285,457     $  281,342
                                                   ===========    ==========     ==========     ==========
OPERATING PROFIT
  Apparel Fabrics and Products                     $     5,022    $    5,404     $    9,090     $    9,681
  Industrial Fabrics and Products                        1,263           710          1,038          1,385
  Home Fashion Textiles                                    564         1,647          1,215          2,781
  Indirect Corporate Expenses, net                      (1,943)       (2,006)        (4,023)        (4,201)
                                                   -----------    ----------     ----------     ----------
Operating Profit before interest expense
  and provision for income taxes                   $     4,906    $    5,755     $    7,320     $    9,646
                                                   ===========    ==========     ==========     ==========
Income from discontinued operations                $    11,115    $    7,297     $   17,052     $    9,890
                                                   ===========    ==========     ==========     ==========

RESULTS OF OPERATIONS

Three months ended April 30, 1994 (the "1994 second quarter") compared to the three months ended May 1, 1993 (the "1993 second quarter"):

Net sales for the 1994 second quarter decreased slightly to $151.1 million from $151.9 million in the 1993 second quarter due to less favorable market conditions for apparel fabrics. Apparel Fabrics and Products sales decreased 5.9% to $63.8 million for the 1994 second quarter from $67.8 million for the 1993 second quarter principally due to a weaker spun apparel fabric market and lower diaper elastic export sales. Sales of apparel fabrics declined $3.2 million due to lower unit volume and lower average selling prices for spun apparel fabrics. Imported fabrics, particularly from Eastern Europe and Southwest Asia, continue to place downward pressure on pricing. As a result of lower export sales, diaper elastic sales declined $1.0 million to $1.8 million for the 1994 second quarter. The 6.3% increase in Industrial Fabrics and Products sales to $41.8 million for the 1994 second quarter from $39.3 million for the 1993 second quarter is due to increased sales in 1994 for several product lines including glass fabrics, single ply roofing products and extruded polyurethane products generally due to increased demand for these product lines. Home Fashion Textiles sales increased 1.6% to $45.4 million for the 1994 second quarter from $44.7 million for the 1993 second quarter principally due to a $0.6 million increase in carpet sales. Residential carpet sales have improved, keeping pace with the general market place.

Operating profits in the 1994 second quarter decreased 14.8% to $4.9 million from $5.8 million for the 1993 second quarter. Profits from Apparel Fabrics and Products declined 7.1% to $5.0 million due to the decline in diaper elastic export sales volume and product pricing in 1994. Despite the decline in apparel fabric sales, apparel fabric operating profits maintained their 1993 level due to an improved product mix. Operating profits for Industrial Fabrics and Products increased 78% to $1.3 million in the 1994 second quarter from $0.7 million in the 1993 second quarter. This increase is a result of the increased sales and improved product mix. Home Fashion Textiles experienced a 66% decline in profits in the 1994 second quarter to $0.6 million compared to $1.6 million in the 1993 second quarter. A less favorable product mix in home fashion fabrics along with certain technical difficulties experienced in the carpet manufacturing process caused the drop in operating profits in Home Fashion Textiles. The Company is currently taking steps to improve its carpet manufacturing processes and procedures in order to reduce off-quality production.

Interest expense increased 1.3% to $15.7 million for the 1994 second quarter from $15.5 million for the 1993 second quarter due to an increase in average debt balances and interest rates applicable to certain Company borrowings in 1994.

Net sales for the Company's Automotive Assets, which are accounted for as discontinued operations, increased by $11.5 million or 15.0% from $76.4 million in the three months ended May 1, 1993, to $87.9 million in the three months ended April 30, 1994, as a result of the growth of the North American automotive market, which has continued to strengthen from fiscal 1993 levels, and increased sales of airbag fabric as a result of both increased automotive sales and increased usage of airbag restraint systems in North American cars. Income from discontinued operations increased by $3.8 million or 52.3% from $7.3 million in the three months ended May 1, 1993, to $11.1 million in the three months ended April 30, 1994, primarily as a result of higher fixed cost absorption resulting from the increased sales volume and the impact of improved productivity, offset in part by lower margins on certain fabric programs and increased selling, general and administrative expenses, primarily attributable to increased headcount and higher distribution costs, each resulting primarily form the increased sales volume in the three months ended April 30, 1994.

Six months ended April 30, 1994 (the "1994 six-month period") compared to six months ended May 1, 1993 (the "1993 six-month period"):

Net sales for the 1994 six-month period increased 1.5% to $285.5 million from $281.3 million for the 1993 six-month period. Apparel Fabrics and Products sales decreased 0.4% to $124.3 million for the 1994 six-month period from $124.8 million for the 1993 six-month period as the markets for apparel fabrics and elastic continued to be generally flat. Industrial Fabrics and Products sales increased 3.9% to $75.5 million for the 1994 six-month period from $72.7 million for the 1993 six-month period principally due to an increase in sales of glass fabrics of $3.4 million to $25.3 million as a result of increased demand. Home Fashion Textiles sales increased 2.1% to $85.7 million for the 1994 six-month period from $83.9 million for the 1993 six-month period due to increased carpet sales. Carpet sales improved in 1994 as demand for carpet nationwide improved. Operating profits decreased 24% to $7.3 million for the 1994 six-month period from $9.6 million for the 1993 six-month period as each of the Company's three business segments experienced a decline in profitability. Apparel Fabrics and Products' profits declined 6.1% to $9.1 million as a result of a 30% decline in sales of diaper elastic to $3.8 million for the 1994 six-month period. Industrial Fabrics and Products profits declined 25% to $1.0 million for the 1994 six-month period due to a less favorable product mix in the first three months of fiscal 1994. Operating profits for Home Fashion Textiles decreased 56% to $1.2 million for the 1994 six-month period due to a less profitable product mix in home fashion fabrics and carpet along with certain technical difficulties experienced in the carpet manufacturing process.

Interest expense increased minimally from $30.6 million in the 1993 six-month period to $31.2 million in the 1994 six-month period due to slightly higher average debt balances and higher interest rates applicable to certain Company borrowings in 1994.

Net sales for the Company's Automotive Assets, which are accounted for as discontinued operations, increased by $28.5 million or 20.8% from $137.1 million in the six months ended May 1, 1993, to $165.6 million in the six months ended April 30, 1994, as a result of the growth of the North American automotive market, which has continued to strengthen from fiscal 1993 levels, and increased sales of airbag fabric as a result of both increased automotive sales and increased usage of airbag restraint systems in North American cars. Income from discontinued operations increased by $7.2 million or 72.4% from $9.9 million in the six months ended May 1, 1993, to $17.1 million in the six months ended April 30, 1994, primarily as a result of higher fixed cost absorption resulting from the increased sales volume and the impact of improved productivity, offset in part by lower margins on certain fabric programs and increased selling, general and administrative expenses, primarily attributable to increased headcount and higher distribution costs, each resulting primarily from the increased sales volume in the six months ended April 30, 1994.
Results for the 1993 six-month period were also effected by a charge of $0.9 million for cumulative effect of the change in accounting principles.

Liquidity and Capital Resources

Working capital decreased approximately 3.5% to $174.9 million at April 30,
1994 from $181.2 million at October 30, 1993. Accounts receivable declined $15.4 million (14.7%) due to the seasonally lower sales in April 1994 than in October 1993. Inventories increased $7.2 million (9.8%) from October 30, 1993
to April 30, 1994.   The Company has rebuilt inventory levels from last year
end for certain products to meet increased order levels, as sales in the Company's third quarter are historically higher than the first quarter. The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under the Company's line of credit, a $132.3 million revolving credit facility. Also, the Company obtained additional financings of $7.8 million in the 1994 six-month period and $5.0 million during the 1993 six-month period. All senior borrowings bear interest at a Base Rate, as defined, plus 1 1/2% per annum (8.25% at April 30, 1994 (or at the Eurodollar Rate, as defined, plus 3.0% per annum (approximately 7% at April 30, 1994). Borrowings under the senior credit agreement are limited to specified percentages of eligible accounts receivable and inventories, as defined, plus an additional amount, which was $15 million in April 1994 and declines to zero on May 2, 1995. The Company had $36.6 million available for borrowing under the revolving credit agreement on April 30, 1994. Borrowings under the revolving line of credit are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible. In June 1994, subsequent to the end of the 1994 second quarter, the Company amended its senior credit agreement to increase the revolving credit facility by $20 million.

On May 25, 1994, the Company signed a definitive asset purchase agreement to sell its Automotive Assets for total consideration of approximately $276 million. After payment of expenses and reserves for taxes applicable to the transaction, the Company intends to use the remaining proceeds to retire indebtedness in accordance with the terms of its indentures and senior credit agreement. This sale is expected to be consummated in the Company's third quarter.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions (in addition to the sale of the Automotive Assets described above) or investments and financing and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures. Management believes that expected cash flows and capital resources will be adequate to meet future debt service requirements and working capital needs.

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item

1.       Legal Proceedings                                            None
2.       Changes in Securities                                        None
3.       Defaults upon Senior Securities                              None
4.       Submission of Matters to a Vote of Security Holders

         In a letter dated April 29, 1994 (the "Consent Letter"), the Company solicited written consents from its stockholders for the approval of the sale (the "Asset Sale") of all of the assets and certain of the liabilities of JPS Auto Inc. (f/k/a JPS Automotive Products Corp.), a wholly-owned subsidiary of the Company, and the synthetic industrial textile division of JPS Converter & Industrial Corp., a wholly-owned subsidiary of the Company (the "Automotive Assets"), to a non-affiliated, newly-formed entity, JPS Automotive Products Corp., which is an affiliate of Foamex International Inc., for an aggregate consideration of approximately $272,000,000.

         Article Fourteenth of the Company's Restated Certificate of Incorporation provides, in part, that the holders of at least 66 2/3% of the shares of the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), and Class B Common Stock, $.01 par value per share (the "Class B Common Stock"), currently outstanding, voting together as a single class, must approve the transfer of any assets from the Company pursuant to which the Company would receive consideration in excess of $100 million.

         The Company received properly executed and unrevoked consents from the holders of 740,747.25 shares, representing approximately 74.07% of the shares of the Class A Common Stock and Class B Common Stock, currently outstanding, voting together as a single class.

         In letters dated March 30, 1994 and April 19, 1994 (the "Prior Consent Letters"), the Company solicited written consents from its stockholders for the approval of a transfer (the "Asset Transfer") of the Automotive Assets to a publicly-owned entity, which Asset Transfer would have been financed by the simultaneous public offerings of stock and notes of such entity. The Asset Transfer would have been funded by simultaneous offerings of stock and notes of the Purchaser. In response to the Prior Consent Letters, the Company received properly executed and unrevoked consents from the holders of 748,220.54 shares and 720,364.48 shares, respectively, of the Class A Common Stock and Class B Common Stock, voting as a single class. The Asset Transfer was not consummated and was abandoned by the Company in favor of the Asset Sale.

5.       Other Information                                            None
6.       Exhibits and Reports on Form 8-K:
         (a)     Exhibits
                 (10)   Material Contracts
                        10.1 Asset Purchase Agreement, dated as of May 25, 1994, by and among the Company, JPS Auto Inc., a Delaware corporation, JPS Converter and Industrial Corp., a Delaware corporation, JPS Automotive Products Corp., a Delaware corporation, and Foamex International Inc., a Delaware corporation.
                 (11) Statement re Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
         (b)     Current Reports on Form 8-K
                 Since the end of the previous fiscal quarter, the Company has filed three Current Reports on Form 8-K, as follows:
                 (i) report dated February 22, 1994 supplied information under Item 5 - "Other Information" - no financial statements were filed with such Current Report.
                 (ii)   report dated April 28, 1994 supplied information under
                        Item 5 - "Other Information" - no financial statements were filed with such Current Report.
                 (iii)  report dated May 26, 1994 supplied information under
                        Item 5 - "Other Information" - no financial statements were filed with such Current Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JPS TEXTILE GROUP, INC.

Date: June 20, 1994                    David H. Taylor
                                       ---------------------------------------
                                       David H. Taylor
                                       Executive Vice President - Finance,
                                         Secretary and Chief Financial Officer