Form 10-Q/A
period 1994-04-30
JPS TEXTILE GROUP INC /DE/
filed 1994-07-15
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 FORM 10-Q/A

                               Amendment No. 1

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________.

                        Commission File Number 33-58272

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0868166
- - -------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina       29607
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

Total number of pages: 11

                              INTRODUCTORY NOTE

     This Amendment on Form 10-Q/A amends and restates in their entirety Items
1 and 2 of Part I of the Quarterly Report on Form 10-Q of JPS Textile Group, Inc. for the quarterly period ended April 30, 1994. Certain selling, general and administrative expenses have been reclassified to correctly classify them as continuing operations rather than discontinued operations, as reported in the interim financial statements included in the previously filed Form 10-Q.

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

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                                Three Months Ended            Six Months Ended
                                                            -------------------------    --------------------------
                                                             April 30,        May 1,       April 30,      May 1,
                                                               1994           1993           1994          1993
                                                            ----------    -----------    -----------    -----------
Net Sales                                                   $  151,061    $   151,854    $   285,457    $   281,342
Cost of Sales                                                  130,542        131,446        247,365        242,112
                                                            ----------    -----------    -----------    -----------
Gross Profit                                                    20,519         20,408         38,092         39,230
Selling, general and administrative expenses                    16,319         15,275         32,144         30,647
                                                            ----------    -----------    -----------    -----------
Income from continuing operations                                4,200          5,133          5,948          8,583
Interest expense                                                15,670         15,462         31,157         30,606
Other income (expense), net                                         24            (35)            42           (193)
                                                            ----------    -----------    -----------    -----------
Loss before provision for income taxes, income from
  discontinued operations and cumulative effect of
  accounting change                                            (11,446)       (10,364)       (25,167)       (22,216)
Provision for income taxes                                       1,127            411          1,351            690
                                                            ----------    -----------    -----------    -----------
Loss before income from discontinued operations
  and cumulative effect of accounting change                   (12,573)       (10,775)       (26,518)       (22,906)
Income from discontinued operations                             11,797          7,954         18,382         11,146
                                                            ----------    -----------    -----------    -----------
Loss before cumulative effect of accounting change                (776)        (2,821)        (8,136)       (11,760)
Cumulative effect of accounting change                            -              -              -             5,722
                                                            ----------    -----------    -----------    -----------
Net loss                                                          (776)        (2,821)        (8,136)       (17,482)
Senior redeemable preferred stock in-kind dividends
  and discount accretion                                           818            706          1,627          1,402
                                                            ----------    -----------    -----------    -----------
Loss applicable to common stock                             $   (1,594)   $    (3,527)   $    (9,763)   $   (18,884)
                                                            ==========    ===========    ===========    ===========
Weighted average common shares outstanding                   1,000,000      1,000,000      1,000,000      1,000,000
                                                            ==========    ===========    ===========    ===========
Earnings (loss) per common share:
  Loss before income from discontinued operations
    and cumulative effect of accounting change              $   (13.39)   $    (11.48)   $    (28.14)   $    (24.31)
  Income from discontinued operations                            11.80           7.95          18.38          11.15
  Cumulative effect of accounting change                          -              -              -             (5.72)
                                                            ----------    -----------    -----------    -----------
    Net loss                                                $    (1.59)   $     (3.53)   $     (9.76)   $    (18.88)
                                                            ==========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                                                    Six Months Ended
                                                                                 ------------------------
                                                                                 April 30,       May 1,
                                                                                   1994           1993
                                                                                 ---------      ---------

Net loss                                                                         $  (8,136)     $ (17,482)
                                                                                 ---------      ---------
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Cumulative effect of accounting change                                          -             5,722
      Depreciation and amortization, except amounts included
         in interest expense                                                        12,943         12,865
      Interest accretion and debt issuance cost amortization                         5,825          5,762
      Equity in income of discontinued operations                                  (18,382)       (11,146)
      Other, net                                                                     1,391          1,098
      Changes in assets and liabilities:
         Accounts receivable                                                        15,415          7,818
         Inventory                                                                  (7,244)       (13,897)
         Prepaid expenses and other assets                                          (1,508)          (446)
         Accounts payable                                                              349          4,853
         Accrued expenses and other liabilities                                      1,083         (5,316)
                                                                                 ---------      ---------
             Total adjustments                                                       9,872          7,313
                                                                                 ---------      ---------
    Net cash provided by (used in) operating activities                              1,736        (10,169)
                                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                 (14,882)       (12,949)
  Receipts from discontinued operations, net                                        14,755         11,481
                                                                                 ---------      ---------
    Net cash used in investing activities                                             (127)        (1,468)
                                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                                            (305)        (4,972)
  Proceeds from issuance of long-term debt                                           7,754          5,003
  Revolving credit facility (repayments) borrowings, net                            (8,846)        12,614
  Repayment of other long-term debt                                                 (1,072)        (1,638)
                                                                                 ---------      ---------
    Net cash (used in) provided by financing activities                             (2,469)        11,007
                                                                                 ---------      ---------
Net decrease in cash                                                                  (860)          (630)
Cash at beginning of period                                                          2,080          1,634
                                                                                 ---------      ---------
Cash at end of period                                                            $   1,220      $   1,004
                                                                                 =========      =========
Supplemental cash flow information:
  Interest paid                                                                  $  25,294      $  25,740
  Income taxes paid                                                                    544            347
  Reorganization items paid                                                           -               162
  Non-Cash financing activities:
    Senior redeemable preferred stock dividends-in-kind                              1,361          1,282

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

         The anticipated sale of the Automotive Assets is expected to result in a gain in the Company's third quarter. The Company has allocated to the discontinued segment a pro rata portion of the interest expense of its senior credit agreement, which pro rata portions were appoximately $1.3 million and $1.2 million for the six months ended April 30, 1994 and May 1, 1993, respectively, and $0.7 million and $0.7 million for the three months ended April 30, 1994 and May 1, 1993, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations
______________________________________________________________________________

The following should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 5 of the Company's October 30, 1993 Annual Report.

                                                                        (In Thousands)
                                                       Three Months Ended            Six Months Ended
                                                   --------------------------    -------------------------
                                                    April 30,       May 1,        April 30,       May 1,
                                                      1994           1993           1994           1993
                                                   -----------    -----------    ----------     ----------
NET SALES
  Apparel Fabrics and Products                     $    63,828    $   67,814     $  124,270     $  124,754
  Industrial Fabrics and Products                       41,817        39,348         75,528         72,699
  Home Fashion Textiles                                 45,416        44,692         85,659         83,889
                                                   -----------    ----------     ----------     ----------
   Net Sales                                       $   151,061    $  151,854     $  285,457     $  281,342
                                                   ===========    ==========     ==========     ==========
OPERATING PROFIT (LOSS)
  Apparel Fabrics and Products                     $     5,022    $    5,404     $    9,090     $    9,681
  Industrial Fabrics and Products                          511            14           (424)             6
  Home Fashion Textiles                                    564         1,647          1,215          2,781
  Indirect Corporate Expenses, net                      (1,873)       (1,967)        (3,891)        (4,078)
                                                   -----------    ----------     ----------     ----------
Operating Profit before interest expense
  and provision for income taxes                   $     4,224    $    5,098     $    5,990     $    8,390
                                                   ===========    ==========     ==========     ==========
Income from discontinued operations                $    11,797    $    7,954     $   18,382     $   11,146
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

Operating profits in the 1994 second quarter decreased 17.1% to $4.2 million from $5.1 million for the 1993 second quarter. Profits from Apparel Fabrics and Products declined 7.1% to $5.0 million due to the decline in diaper elastic export sales volume and product pricing in 1994. Despite the decline in apparel fabric sales, apparel fabric operating profits maintained their 1993 level due to an improved product mix. Operating profits for Industrial Fabrics and Products increased to $0.5 million in the 1994 second quarter from $14,000 in the 1993 second quarter. This increase is a result of the increased sales and improved product mix. Home Fashion Textiles experienced a 66% decline in profits in the 1994 second quarter to $0.6 million compared to $1.6 million in the 1993 second quarter. A less favorable product mix in home fashion fabrics along with certain technical difficulties experienced in the carpet manufacturing process caused the drop in operating profits in Home Fashion Textiles. The Company is currently taking steps to improve its carpet manufacturing processes and procedures in order to reduce off-quality production.

Interest expense increased 1.3% to $15.7 million for the 1994 second quarter from $15.5 million for the 1993 second quarter due to an increase in average debt balances and interest rates applicable to certain Company borrowings in 1994.

Net sales for the Company's Automotive Assets, which are accounted for as discontinued operations, increased by $11.5 million or 15.0% from $76.4 million in the three months ended May 1, 1993, to $87.9 million in the three months ended April 30, 1994, as a result of the growth of the North American automotive market, which has continued to strengthen from fiscal 1993 levels, and increased sales of airbag fabric as a result of both increased automotive sales and increased usage of airbag restraint systems in North American cars. Income from discontinued operations increased by $3.8 million or 48% from $8.0 million in the three months ended May 1, 1993, to $11.8 million in the three months ended April 30, 1994, primarily as a result of higher fixed cost absorption resulting from the increased sales volume and the impact of improved productivity, offset in part by lower margins on certain fabric programs and increased selling, general and administrative expenses, primarily attributable to increased headcount and higher distribution costs, each resulting primarily from the increased sales volume in the three months ended April 30, 1994.

six months ended April 30, 1994 (the "1994 six-month period") compared to six months ended May 1, 1993 (the "1993 six-month period"):

Net sales for the 1994 six-month period increased 1.5% to $285.5 million from $281.3 million for the 1993 six-month period. Apparel Fabrics and Products sales decreased 0.4% to $124.3 million for the 1994 six-month period from $124.8 million for the 1993 six-month period as the markets for apparel fabrics and elastic continued to be generally flat. Industrial Fabrics and Products sales increased 3.9% to $75.5 million for the 1994 six-month period from $72.7 million for the 1993 six-month period principally due to an increase in sales of glass fabrics of $3.4 million to $25.3 million as a result of increased demand. Home Fashion Textiles sales increased 2.1% to $85.7 million for the 1994 six-month period from $83.9 million for the 1993 six-month period due to increased carpet sales. Carpet sales improved in 1994 as demand for carpet nationwide improved. Operating profits decreased 29% to $6.0 million for the 1994 six-month period from $8.4 million for the 1993 six-month period as each of the Company's three business segments experienced a decline in profitability. Apparel Fabrics and Products' profits declined 6.1% to $9.1 million as a result of a 30% decline in sales of diaper elastic to $3.8 million for the 1994 six-month period. Industrial Fabrics and Products operating results declined $0.4 million to a loss of $0.4 million for the 1994 six-month period due to a less favorable product mix in the first three months of fiscal 1994. Operating profits for Home Fashion Textiles decreased 56% to $1.2 million for the 1994 six-month period due to a less profitable product mix in home fashion fabrics and carpet along with certain technical difficulties experienced in the carpet manufacturing process.

Interest expense increased minimally from $30.6 million in the 1993 six-month period to $31.2 million in the 1994 six-month period due to slightly higher average debt balances and higher interest rates applicable to certain Company borrowings in 1994.

Net sales for the Company's Automotive Assets, which are accounted for as discontinued operations, increased by $28.5 million or 20.8% from $137.1 million in the six months ended May 1, 1993, to $165.6 million in the six months ended April 30, 1994, as a result of the growth of the North American automotive market, which has continued to strengthen from fiscal 1993 levels, and increased sales of airbag fabric as a result of both increased automotive sales and increased usage of airbag restraint systems in North American cars. Income from discontinued operations increased by $7.2 million or 65% from $11.1 million in the six months ended May 1, 1993, to $18.4 million in the six months ended April 30, 1994, primarily as a result of higher fixed cost absorption resulting from the increased sales volume and the impact of improved productivity, offset in part by lower margins on certain fabric programs and increased selling, general and administrative expenses, primarily attributable to increased headcount and higher distribution costs, each resulting primarily from the increased sales volume in the six months ended April 30, 1994.
Results for the 1993 six-month period were also effected by a charge of $0.9 million for cumulative effect of the change in accounting principles.

Liquidity and Capital Resources

Working capital decreased approximately 3.5% to $174.9 million at April 30,
1994 from $181.2 million at October 30, 1993. Accounts receivable declined $15.4 million (14.7%) due to the seasonally lower sales in April 1994 than in October 1993. Inventories increased $7.2 million (9.8%) from October 30, 1993
to April 30, 1994.   The Company has rebuilt inventory levels from last year
end for certain products to meet increased order levels, as sales in the Company's third quarter are historically higher than the first quarter. The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under the Company's line of credit, a $132.3 million revolving credit facility. Also, the Company obtained additional financings of $7.8 million in the 1994 six-month period and $5.0 million during the 1993 six-month period. All senior borrowings bear interest at a Base Rate, as defined, plus 1 1/2% per annum (8.25% at April 30, 1994) or at the Eurodollar Rate, as defined, plus 3.0% per annum (approximately 7% at April 30, 1994). Borrowings under the senior credit agreement are limited to specified percentages of eligible accounts receivable and inventories, as defined, plus an additional amount, which was $15 million in April 1994 and declines to zero on May 2, 1995. The Company had $36.6 million available for borrowing under the revolving credit agreement on April 30, 1994. Borrowings under the revolving line of credit are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible. In June 1994, subsequent to the end of the 1994 second quarter, the Company amended its senior credit agreement to increase the revolving credit facility by $20 million.

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

                            JPS TEXTILE GROUP, INC.

Date: July 15, 1994                    /s/ David H. Taylor
                                       ---------------------------------------
                                       David H. Taylor
                                       Executive Vice President - Finance and
                                         Secretary