Form 10-Q
period 1994-07-30
JPS TEXTILE GROUP INC /DE/
filed 1994-09-13
CIK 846615

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                               ----------    ----------

                       Commission File Number 33-58272

                           JPS TEXTILE GROUP, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                           57-0868166
- - ----------------------------------                        ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina        29607
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                 Registrant's telephone number (803) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                           ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of September 9, 1994.

Total number of pages:
Exhibit on page

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                    Page
PART I.  FINANCIAL INFORMATION                                                                      Number

    Item 1.      Condensed Consolidated Balance Sheets
                     July 30, 1994 (Unaudited) and October 30, 1993   . . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Operations
                     Three Months and Nine Months Ended July 30, 1994 and
                     July 31, 1993 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .         4

                 Condensed Consolidated Statements of Cash Flows
                     Nine Months Ended July 30, 1994 and July 31, 1993 (Unaudited)  . . . . .         6

                 Notes to Condensed Consolidated Financial Statements
                     (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .        10

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                 July 30,     October 30,
                                                                                   1994           1993
                                                                               ------------   ------------
                                                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                                                          $    1,810     $    2,080
  Accounts Receivable                                                               91,109        104,834
  Inventories                                                                       81,192         73,628
  Prepaid expenses and other                                                         5,692          1,718
  Net assets held for sale                                                               -         87,130
                                                                                ----------     ----------
    Total current assets                                                           179,803        269,390
Property, plant and equipment, net                                                 207,304        210,784
Excess of cost over fair value of net assets acquired, net                          32,695         33,419
Other assets                                                                        47,504          6,415
                                                                                ----------     ----------

         Total                                                                  $  467,306     $  520,008
                                                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $   37,478     $   40,477
  Accrued interest                                                                   5,611         16,084
  Accrued salaries, benefits and withholdings                                       11,095         12,510
  Other accrued expenses                                                            13,318         10,109
  Current portion of long-term debt                                                  2,300          9,003
                                                                                ----------     ----------
    Total current liabilities                                                       69,802         88,183
Long-term debt                                                                     339,734        495,852
Other long-term liabilities                                                         24,508         26,069
                                                                                ----------     ----------
    Total liabilities                                                              434,044        610,104
                                                                                ----------     ----------
Senior redeemable preferred stock                                                   23,486         21,007
                                                                                ----------     ----------
Shareholders' equity (deficit):
  Junior preferred stock                                                               250            250
  Common stock                                                                          10             10
  Additional paid-in capital                                                        34,298         36,777
  Deficit                                                                          (24,782)      (148,140)
                                                                                ----------     ----------
    Total shareholders' equity (deficit)                                             9,776       (111,103)
                                                                                ----------     ----------

         Total                                                                  $  467,306     $  520,008
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

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                            -------------------------    --------------------------
                                                             July 30,       July 31,       July 30,      July 31,
                                                               1994           1993           1994          1993
                                                            ----------    -----------    -----------    -----------
Net Sales                                                   $  150,635    $  152,721     $  436,092     $  434,063
Cost of Sales                                                  128,429       129,524        375,794        371,636
                                                            ----------    ----------     ----------     ----------
Gross Profit                                                    22,206        23,197         60,298         62,427
Selling, general and administrative expenses                    13,773        14,245         45,917         44,892
                                                            ----------    ----------     ----------     ----------
Income from continuing operations                                8,433         8,952         14,381         17,535
Interest expense                                                14,634        15,727         45,791         46,333
Other income (expense), net                                     (1,793)         (299)        (1,751)          (492)
                                                            ----------    ----------     ----------     ----------
Loss before provision for income taxes, income from
  discontinued operations, extraordinary item and
  cumulative effect of accounting change                        (7,994)       (7,074)       (33,161)       (29,290)
Provision for income taxes                                         603           599          1,954          1,289
                                                            ----------    ----------     ----------     ----------
Loss before income from discontinued operations,
  extraordinary item and cumulative effect of
  accounting change                                             (8,597)       (7,673)       (35,115)       (30,579)
Discontinued operations, net of taxes:
  Income from discontinued operations                            5,230         4,254         23,612         15,394
  Gain on sale of discontinued operations                      138,597             -        138,597              -
Extraordinary loss on early extinguishment of debt              (3,736)            -         (3,736)             -
Cumulative effect of accounting change                               -             -              -         (5,716)
                                                            ----------    ----------     ----------     ----------
Net income (loss)                                              131,494        (3,419)       123,358        (20,901)
Senior redeemable preferred stock in-kind dividends
  and discount accretion                                           852           736          2,479          2,138
                                                            ----------    ----------     ----------     ----------

Income (loss) applicable to common stock                    $  130,642    $   (4,155)    $  120,879     $  (23,039)
                                                            ==========    ==========     ==========     ==========

Weighted average common shares outstanding                   1,000,000     1,000,000      1,000,000      1,000,000
                                                            ==========    ==========     ==========     ==========


JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Dollars in Thousands Except Per Share Data)
(Unaudited)


                                                               Three Months Ended            Nine Months Ended
                                                            -------------------------    --------------------------
                                                             July 30,       July 31,       July 30,      July 31,
                                                               1994           1993           1994          1993
                                                            ----------    -----------    -----------    -----------
Earnings (loss) per common share:
  Loss before income from discontinued operations,
    extraordinary item and cumulative effect of
    accounting change                                        $   (9.45)    $   (8.41)     $  (37.59)     $  (32.71)
  Discontinued operations, net of taxes:
    Income from discontinued operations                           5.23          4.25          23.61          15.39
    Gain on sale of discontinued operations                     138.60             -         138.60              -
  Extraordinary loss on early extinguishment of debt             (3.74)            -          (3.74)             -
  Cumulative effect of accounting change                             -             -              -          (5.72)
                                                             ---------     ---------      ---------      ---------

  Net income (loss)                                          $  130.64     $   (4.16)     $  120.88      $  (23.04)
                                                             =========     =========      =========      =========


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                    Nine months Ended
                                                                                 ------------------------
                                                                                 July 30,       July 31,
                                                                                   1994           1993
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $ 123,358      $ (20,901)
                                                                                 ---------      ---------
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Income from discontinued operations                                          (23,612)       (15,394)
      Gain on sale of discontinued operations                                     (138,597)             -
      Extraordinary loss on early extinguishment of debt                             3,736              -
      Cumulative effect of accounting change                                             -          5,716
      Depreciation and amortization, except interest expense amounts                21,511         19,356
      Interest accretion and debt issuance cost amortization                         8,691          8,923
      Deferred income taxes                                                            684            645
      Other, net                                                                    (2,499)         1,824
      Changes in assets and liabilities:
         Accounts receivable                                                        13,725          9,226
         Inventory                                                                  (7,564)       (17,262)
         Prepaid expenses and other assets                                          (1,397)            52
         Accounts payable                                                           (5,048)          (828)
         Accrued expenses and other liabilities                                    (16,605)       (16,399)
                                                                                 ---------      ---------
           Total adjustments                                                      (146,975)        (4,141)
                                                                                 ---------      ---------
      Net cash (used in) operating activities                                      (23,617)       (25,042)
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                 (18,302)       (16,345)
  Receipts from discontinued operations, net                                        33,213         16,991
  Proceeds from sale of discontinued operations, net                               260,717              -
  Long-term investments                                                            (39,500)             -
                                                                                 ---------      ---------
    Net cash provided by investing activities                                      236,128            646
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt issuance costs incurred                                                      (2,927)        (5,072)
  Proceeds from issuance of long-term debt                                               -          4,793
  Revolving credit facility borrowings (repayments), net                           (95,644)        26,504
  Repayment of other long-term debt                                               (114,210)        (1,850)
                                                                                 ---------      ---------
    Net cash (used in) provided by financing activities                           (212,781)        24,375
                                                                                 ---------      ---------
Net decrease in cash                                                                  (270)           (21)
Cash at beginning of period                                                          2,080          1,634
                                                                                 ---------      ---------
Cash at end of period                                                            $   1,810      $   1,613
                                                                                 =========      =========



                                                                                              (Continued)


JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In Thousands)
(Unaudited)


                                                                                    Nine months Ended
                                                                                 ------------------------
                                                                                 July 30,       July 31,
                                                                                   1994           1993
                                                                                 ---------      ---------
Supplemental cash flow information from continuing operations:
  Interest paid                                                                   $ 48,107       $ 45,801
  Income taxes paid                                                                    481            408
  Reorganization items paid                                                              -            162
  Non-cash financing activities:
    Senior redeemable preferred stock dividends-in-kind                              2,059          1,938



See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 30, 1994 for all periods presented have been made. See Note 3 regarding certain reclassifications of 1993 amounts for discontinued operations.

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

         During the fourth quarter of fiscal 1993, the Company changed for all of fiscal 1993 its accounting policy with respect to postretirement benefits other than pensions. This change is more fully explained in
         Note 8 to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 1993. The fiscal 1993 amounts included in this report have been restated, where applicable, to reflect the adoption of these changes as of November 1, 1992. The effect of such restatements on income from continuing operations for fiscal 1993 were not significant.

2.       Inventories (In Thousands):
                                                         July 30,   October 30,
                                                           1994         1993
                                                         --------   -----------

         Raw materials                                   $ 14,952    $  12,269
         Work-in-process                                   30,223       28,878
         Finished goods                                    36,017       32,481
                                                         --------    ---------

             Total                                       $ 81,192    $  73,628
                                                         ========    =========

3.       Sale of Automotive Products and Synthetic Industrial Fabrics
         Operations

         On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement, dated May 25, 1994, by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products
         Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser. The Condensed Consolidated Balance Sheet and Statements of Operations and Cash Flows for 1993 have been reclassified to reflect the Automotive Assets as discontinued operations.

         The Automotive Assets consisted of (i) the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and (ii) the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. In addition, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets.

         The purchase price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments. The sale of the Automotive Assets resulted in a gain of $139 million, net of income taxes.

         The net cash proceeds from the disposition of the Automotive Assets (after deductions for (i) fees, (ii) other expenses and (iii) amounts designated by management to satisfy possible contingent tax liabilities) were approximately $213 million and such proceeds were used by the Company to reduce its outstanding indebtedness.

         The Company has allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit agreement, which pro-rata portions were approximately $1.8 million and $1.9 million for the nine months ended July 30, 1994 and July 31, 1993, respectively, and $0.5 million and $0.7 million for the three months ended July 30, 1994 and July 31, 1993, respectively.

4.       Debt Retirement and Amended Credit Agreement

         On July 15, 1994, the Company redeemed all of its outstanding senior secured notes in the principal amount of $93.5 million. The Company announced on July 8, 1994 that, in accordance with the terms of its indentures, it is offering to redeem $47 million, which includes principal and accrued interest, of its senior subordinated discount notes and senior subordinated notes with a redemption date of September 15, 1994.

         In connection with the sale of the Automotive Assets (see Note 3 above), the Company prepaid the $17.7 million term loan outstanding under its existing senior credit facility and amended the senior credit facility to provide for a $135 million revolving line of credit. The senior credit facility, as amended, is scheduled to terminate on December 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 5 of the Company's October 30, 1993 Annual Report.

                                                                        (In Thousands)
                                                       Three Months Ended            Nine months Ended
                                                   --------------------------    -------------------------
                                                      July 30,      July 31,       July 30,       July 31,
                                                       1994           1993           1994           1993
                                                   -----------    -----------    ----------     ----------
NET SALES
  Apparel Fabrics and Products                     $    60,147    $   65,241     $  184,417     $  189,995
  Industrial Fabrics and Products                       44,602        41,900        120,130        114,599
  Home Fashion Textiles                                 45,886        45,580        131,545        129,469
                                                   -----------    ----------     ----------     ----------
   Net Sales                                       $   150,635    $  152,721     $  436,092     $  434,063
                                                   ===========    ===========    ==========     ==========

OPERATING PROFIT
  Apparel Fabrics and Products                     $     4,175    $    5,444     $   13,265     $   15,125
  Industrial Fabrics and Products                        3,975         3,046          3,551          3,052
  Home Fashion Textiles                                    201         2,642          1,416          5,423
  Indirect Corporate Expenses, net                      (1,711)       (2,479)        (5,602)        (6,557)
                                                   -----------    ----------     ----------     ----------

Operating Profit before interest expense
  and provision for income taxes                   $     6,640    $    8,653     $   12,630     $   17,043
                                                   ===========    ==========     ==========     ==========
Income from discontinued operations                $     5,230    $    4,254     $   23,612     $   15,394
                                                   ===========    ==========     ==========     ==========


RESULTS OF OPERATIONS

Three Months Ended July 30, 1994 (the "1994 Third Quarter") Compared To The Three Months Ended July 31, 1993 (the "1993 Third Quarter"):

Net sales for the 1994 third quarter decreased 1.4% to $150.6 million from $152.7 million in the 1993 third quarter due to less favorable market conditions for apparel fabrics. Apparel Fabrics and Products sales decreased 7.8% to $60.1 million for the 1994 third quarter from $65.2 million for the 1993 third quarter principally due to a weaker demand for spun apparel fabric. Sales of apparel fabrics declined $5.6 million due to lower unit volume and a decline in average selling prices for spun apparel fabrics. Imported fabrics, particularly from Eastern Europe and Southwest Asia, continue to place downward pressure on pricing. The 6.4% increase in Industrial Fabrics and Products sales to $44.6 million for the 1994 third quarter from $41.9 million for the 1993 third quarter is due to increased sales in 1994 for several product lines including glass fabrics, cotton industrial fabrics, single ply roofing products and extruded polyurethane products generally due to increased demand. Home Fashion Textiles sales increased slightly to $45.9 million for the 1994 third quarter from $45.6 million for the 1993 third quarter due to an increase in carpet sales.

Operating profits in the 1994 third quarter decreased 23.3% to $6.6 million from $8.7 million for the 1993 third quarter. Profits from Apparel Fabrics and Products declined 23.3% to $4.2 million due to the decline in sales volume and product pricing and a $0.6 million charge for the removal of certain obsolete equipment in 1994. Operating profits for Industrial Fabrics and Products increased 30% to $4.0 million in the 1994 third quarter from $3.0 million in the 1993 third quarter. This increase is a result of increased sales and improved product mix. Home Fashion Textiles experienced a $2.4 million decline in profits in the 1994 third quarter to $0.2 million compared to $2.6 million in the 1993 third quarter. A less favorable product mix in carpet and fabrics and a $0.3 million charge for the removal of certain obsolete equipment in home fashion fabrics caused the drop in operating profits in Home Fashion Textiles.

Indirect corporate expenses declined 31% to $1.7 million from $2.5 million due to lower professional service fees and amortization expense. Interest expense decreased 6.9% to $14.6 million for the 1994 third quarter from $15.7 million for the 1993 third quarter due to a decrease in average debt balances resulting from the application of the proceeds from the sale of the Automotive Assets in June 1994.

Net sales for the Company's Automotive Assets, which are accounted for as discontinued operations, decreased by $9.5 million or 13.8% to $59.4 million in the 1994 third quarter from $68.9 million in the 1993 third quarter, as a result of the fact that the 1994 third quarter included only two months of operations of the Automotive Assets prior to the Company's sale of those assets on June 28, 1994. Prior to the sale, the Automotive Assets had experienced increased sales over the prior year as a result of the growth of the North American automotive market, which has continued to strengthen from fiscal 1993 levels, and increased sales of airbag fabric as a result of both increased automotive sales and increased usage of airbag restraint systems in North American cars. Income from discontinued operations increased by $0.9 million or 21% to $5.2 million in the 1994 third quarter from $4.3 million in the 1993 third quarter, primarily as a result of higher fixed cost absorption resulting from the increased sales volume and the impact of improved productivity.


Nine Months Ended July 30, 1994 (the "1994 Nine-Month Period") Compared To The Nine Months Ended July 31, 1993 (the "1993 Nine-Month Period"):

Net sales for the 1994 nine-month period increased 0.5% to $436.1 million from $434.1 million for the 1993 nine-month period. Apparel Fabrics and Products sales decreased 2.9% to $184.4 million for the 1994 nine-month period from $190.0 million for the 1993 nine-month period as the markets for apparel fabrics and elastic continued to be generally flat. Industrial Fabrics and Products sales increased 4.8% to $120.1 million for the 1994 nine-month period from $114.6 million for the 1993 nine-month period due to an increase in sales of glass fabrics. Glass fabric sales increased $7.6 million to $42.2 million for the 1994 nine-month period as a result of increased demand for those products. Home Fashion Textiles sales increased 1.6% to $131.5 million for the 1994 nine-month period from $129.5 million for the 1993 nine-month period due to increased carpet sales. Carpet sales improved in 1994 as demand for carpet nationwide has improved.

Operating profits decreased 26% to $12.6 million for the 1994 nine-month period from $17.0 million for the 1993 nine-month period as the Apparel Fabrics and Products and the Home Fashion Textiles business segments experienced a decline in profitability. Apparel Fabrics and Products' profits declined 12.3% to $13.3 million as a result of a 23% decline in sales of diaper elastic to $5.9 million for the 1994 nine-month period and a $0.6 million charge for the removal of certain obsolete equipment. Industrial Fabrics and Products profits increased 16.3% to $3.6 million for the 1994 nine-month period due to increased sales. Operating profits for Home Fashion Textiles decreased 74% to $1.4 million for the 1994 nine-month period due to a less profitable product mix in home fashion fabrics and carpet along with certain technical difficulties experienced in the carpet manufacturing process causing unfavorable manufacturing variances from off-quality production.

Indirect corporate expenses declined 14.6% to $5.6 million due to lower professional fees and amortization expense. Interest expense decreased 1.2% from $46.3 million in the 1993 nine-month period to $45.8 million in the 1994 nine-month period due to a decrease in average debt balances resulting from the application of the proceeds from the sale of the Automotive Assets in June 1994.

Net sales for the Company's Automotive Assets, which are accounted for as discontinued operations, increased by $19.0 million or 9.2% to $225.0 million in the 1994 nine-month period from $206 million in the 1993 nine-month period, as a result of the growth of the North American automotive market, which has continued to strengthen from fiscal 1993 levels, and increased sales of airbag fabric as a result of both increased automotive sales and increased usage of airbag restraint systems in North American cars. Income from discontinued operations increased by $8.2 million or 53% to $23.6 million in the 1994 nine-month period from $15.4 million in the 1993 nine-month period, primarily as a result of higher fixed cost absorption resulting from the increased sales volume and the impact of improved productivity. Results for the 1993 nine-month period were also effected by a charge of $0.9 million for the cumulative effect of a change in accounting principles.

Liquidity and Capital Resources

Working capital, excluding net assets held for sale, increased approximately 16.9% to $110.0 million at July 30, 1994 from $94.1 million at October 30, 1993. Accounts receivable declined $13.7 million (13.1%) due to the seasonally lower sales in July 1994 than in October 1993. Inventories increased $7.6 million (10.3%) from October 30, 1993 to July 30, 1994. The Company has rebuilt inventory levels from last year end for certain products to meet increased order levels, as sales in the Company's fourth quarter are historically higher than the first quarter. The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under the Company's $135 million revolving credit facility. All senior borrowings bear interest at a Base Rate, as defined, plus 1 1/2% per annum (8.75% at July 30, 1994) or at the Eurodollar Rate, as defined, plus 3.0% per annum (approximately 7.8% at July 30, 1994). Borrowings under the senior credit agreement are limited to specified percentages of eligible accounts receivable and inventories, as defined, plus an additional amount, which was $20 million in July 1994 and declines to $10 million on April 1, 1996. The Company had $111.8 million available for borrowing under the revolving credit agreement on July 30, 1994. Borrowings under the revolving line of credit are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible.

On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement, dated May 25, 1994, by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser. The Automotive Assets consisted of (i) the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and (ii) the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P.
In addition, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. The purchase price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments. The net cash proceeds from the disposition of the Automotive Assets (after deductions for (i) fees, (ii) other expenses and (iii) amounts designated by management to satisfy possible contingent tax liabilities) were approximately $213 million and such proceeds were used by the Company to reduce its outstanding indebtedness.

On July 15, 1994, the Company redeemed all of its outstanding senior secured notes in the principal amount of $93.5 million. The Company announced on July 8, 1994 that, in accordance with the terms of its indentures, it is offering to redeem $47 million, which includes principal and accrued interest, of its senior subordinated discount notes and senior subordinated notes with a redemption date of September 15, 1994. In connection with the sale of the Automotive Assets, the Company prepaid the $17.7 million term loan outstanding under its existing senior credit facility and amended its senior credit facility to provide for a $135 million revolving line of credit. The senior credit facility, as amended, is scheduled to terminate on December 1, 1996.

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

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item

1.       Legal Proceedings                                            None
2.       Changes in Securities                                        None
3.       Defaults Upon Senior Securities                              None
4.       Submission of Matters to a Vote of Security Holders          None
5.       Other Information                                            None
6.       Exhibits and Reports on Form 8-K:
         (a)     Exhibits:
                 (10)     Material Contracts
                          10.1 Asset Purchase Agreement, dated as of May 25, 1994, by and among the Company, JPS Auto Inc., a Delaware corporation, JPS Converter and Industrial Corp., ("C&I"), a Delaware corporation, JPS Automotive Products Corp., a Delaware corporation, and Foamex International Inc., a Delaware corporation (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994).
                          10.2 Fourth Amended and Restated Credit Agreement, dated as of June 24, 1994, by and among the Company, C&I, JPS Carpet Corp., a Delaware corporation, JPS Elastomerics Corp., a Delaware corporation, the financial institutions listed on the signature pages thereof, Citibank, N.A., as Agent and Administrative Agent, and General Electric Capital Corporation, as Co-Agent and Collateral Agent.

                 (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
                 (27)     Financial Data Schedule

         (b) Current Reports on Form 8-K: Since the end of the previous fiscal quarter, the Company has filed two Current Reports on Form 8-K, as follows:

                 (i)      Report dated May 26, 1994 supplied information under
                          Item 5 - "Other Information" - no financial statements were filed with such Current Report.
                 (ii)     Report dated June 28, 1994 supplied information under
                          Item 2 - "Acquisition or Disposition of Assets" - and included pro forma financial statements required by Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JPS TEXTILE GROUP, INC.


Date:  September 13, 1994                  /s/ David H. Taylor
                                           ------------------------------------
                                           David H. Taylor
                                           Executive Vice President - Finance,
                                           Secretary and Chief Financial Officer