Form 10-K405
period 1994-10-29
JPS TEXTILE GROUP INC /DE/
filed 1995-01-27
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K405

[X]      Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (fee required)

         For the fiscal year ended October 29, 1994

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________ to ____________. (no fee required)

                       Commission File Number:  33-58272

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                  57-0868166
    (STATE OF OTHER JURISDICTION OF                            (I.R.S. EMPLOYER)
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

    555 North Pleasantburg Drive, Suite 202, Greenville, SC             29607
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

      Registrant's telephone number, including area code:  (803) 239-3900

       Securities registered pursuant to Section 12(b) of the Act:  None.

       Securities registered pursuant to Section 12(g) of the Act:  None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: / X /
                                           ----

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K: / X /
                             ----

         As of January 20, 1995, there were 490,000 shares of the registrant's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), held by non-affiliates of the registrant. There is no established public trading market for such shares.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: / X /
                      ----

         As of the date hereof, 490,000 shares of Class A Common Stock and 510,000 shares of the registrant's Class B Common Stock, $.01 par value per share, were issued and outstanding.

                            JPS TEXTILE GROUP, INC.

                               Table of Contents

                                     PART I


Item 1.      BUSINESS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Item 2.      PROPERTIES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 3.      LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . . . . . . .   9

                                    PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .   9

Item 6.      SELECTED HISTORICAL FINANCIAL DATA . . . . . . . . . . . . . . . . .  10

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .  12

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . .  19

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.  . . . . . . . . . . . .  41

                                   PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF
                 THE REGISTRANT.  . . . . . . . . . . . . . . . . . . . . . . . .  41

Item 11.     EXECUTIVE COMPENSATION.  . . . . . . . . . . . . . . . . . . . . . .  42

Item 12.     SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT. . . . .  46

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  . . . . . . . . . .  48

                                   PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. . .  48

             SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52

                                     PART I


ITEM 1.      BUSINESS.

HISTORICAL BACKGROUND

JPS Textile Group, Inc. ("JPS" or the "Company") is a Delaware corporation, incorporated in December 1986, with its principal executive offices located at 555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina 29607; telephone number (803) 239-3900.

On March 14, 1988, the Company executed a merger agreement providing for the acquisition of J.P. Stevens & Co., Inc. ("J.P. Stevens"). On March 15, 1988, the Company commenced a tender offer pursuant to such merger agreement for all of the outstanding stock of J.P. Stevens. Subsequently, the Company terminated its tender offer and J.P. Stevens agreed to be acquired by another entity. Simultaneously therewith, J.P. Stevens agreed to sell to the Company the business and substantially all of the assets of five J.P. Stevens divisions: the Converter and Yarn division; the Automotive Products division; the Elastomerics division; the Carpet division; and the Industrial Fabrics division (the "Predecessor Stevens Divisions"), for approximately $527.0 million (the "Acquisition").

Subsequent to the Acquisition, due to certain financial concerns, the Company engaged certain financial advisors in March 1990 to advise the Company concerning a possible restructuring of its debt and equity capitalization. In furtherance thereof, the Company, together with its legal and financial advisors, met with representatives of the Company's senior lenders and with the respective legal and financial representatives of certain large institutional holders of the Company's (i) Senior Variable Rate notes due June 1, 1996, (ii) Senior Subordinated Discount Notes due June 1, 1999, (iii) 15.25% Senior Subordinated Notes due June 1, 1999, and (iv) 14.25% Subordinated Debentures due May 15, 2000 (collectively, the "Old Debt Securities"), to discuss the Company's general business and financial status, and to explore various financial restructuring alternatives.

In November 1990, the Company and representatives of the holders of the Old Debt Securities determined that a transaction involving the exchange of the Old Debt Securities for a significant percentage of "new" common stock and "new" debt securities with a fixed lower per annum interest rate, together with the issuance to the holders of the Company's Series A Exchangeable Adjustable Rate Preferred Stock and Series B Junior Preferred Stock (together, the "Old Securities") of a significant percentage of the Company's "new" preferred equity securities, would improve the Company's financial condition and overall creditworthiness and simplify its capital structure, and that such transaction would best be accomplished pursuant to a pre-petition solicitation of votes to accept or reject a voluntary plan of reorganization (the "Plan of Reorganization") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code").

The Company's solicitation was successfully completed and the Chapter 11 case was commenced in early February 1991 before the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Plan of Reorganization was confirmed by the Bankruptcy Court pursuant to a court order signed on March 21, 1991 and the Plan of Reorganization became effective on April 2, 1991. As part of the Plan of Reorganization, the Company, together with its senior bank lenders, agreed to restructure the then-existing bank debt of the Company.

On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1994 (the "Asset Purchase Agreement"), by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser.

The Automotive Assets consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Pursuant to the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a four year period, not to directly or indirectly compete with the sold businesses in North, Central and South America.

The purchase price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments which may result in a gain to be recognized in a future period. The sale of the Automotive Assets resulted in an approximate gain of $133 million, net of income taxes of $2.8 million.

The net cash proceeds from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $213 million, and such proceeds were used by the Company to reduce its outstanding indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

GENERAL

The Company is one of the largest diversified domestic manufacturers of textile and textile related products, principally for the apparel fabric, industrial and home fashion markets. JPS conducts its operations from 15 manufacturing plants in five states and employs approximately 5,900 people. The Company competes in three industry segments: apparel fabrics and products, industrial fabrics and products and home fashion textiles. Certain financial information about the Company's industry segments is included in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 herein.

APPAREL FABRICS AND PRODUCTS

The Company is a leading manufacturer of greige goods, fabrics, yarn and elastic products. The Company's products are used in the manufacture of a broad range of consumer apparel products including blouses, dresses, sportswear, undergarments and disposable diapers.

Greige Goods. The Company produces print cloth and filament fabrics that are used ultimately in the manufacture of apparel such as blouses, dresses and sportswear. Greige goods are produced from cotton, polyester, rayon and acetate yarns, and are primarily sold to other textile manufacturers for use in producing printed and dyed fabrics.

Yarn. The Company produces a variety of rayon and polyester spun yarns for its own use and for sale to manufacturers of knitted apparel.

Elastic Products. The Company manufactures a number of elastic products from natural and synthetic rubber compounds. Elastic thread is sold to manufacturers of undergarments for use in waistbands and similar applications, while other elastic products are used in the manufacture of disposable infant diapers.

INDUSTRIAL FABRICS AND PRODUCTS

Commercial Roofing Products. The Company is a well-established manufacturer of single-ply membrane roofs that are made from woven synthetic fabrics and rubber-based or polypropylene specialty polymer compounds which are sold principally to roofing distributors for use both in the new and replacement commercial markets.

Other Building Construction Products. The Company is a producer of fabrics made from glass and synthetic fibers that are used in a number of applications in the building construction industry. Products include various scrims used for wallboard tapes and certain roofing applications, and reinforcement substrates used for the installation of internal and external tiles and synthetic wall surfaces. The Company produces and sells membrane products (similar to commercial roofing products) for use in environmental containment applications such as reservoir liners and covers.

Other Industrial Products. The Company produces a wide variety of other industrial textile products, including specialty fabrics, that are used in many industries for many different end uses. These products generally have characteristics that provide insulation or filtration properties. Other products are used in the manufacture of a wide variety of end products, including flame retardant cloth, tarpaulins, awnings, luggage, athletic tapes, printed circuit boards and military and commercial aircraft.

HOME FASHION TEXTILES

Carpets. The Company manufactures both residential and commercial carpet products. The Company's tufted carpet for home use is sold under the name Gulistan(TM) and competes in the moderate price range. The Company is also a supplier of private label carpets to major retail department stores, to cooperative retail buying groups and to independent retailers. Residential carpet products are sold to retailers and distributors on a nationwide basis. The Company's commercial carpet is sold primarily to builders, contractors and designers for use in offices, institutions, airports and hotels. In addition, the Company purchases and resells woven rugs to its carpet customers.

Fabrics. The Company produces a variety of unfinished woven fabrics for use in the manufacture of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics.

OPERATIONS

Each operating unit of the Company has individual administrative, manufacturing and marketing capabilities and all material aspects of operations, including product design, customer service, purchasing, credit and collection are coordinated by each operating unit. Corporate support services include finance, strategic planning, legal, tax and regulatory affairs.

Following the Acquisition and through the date hereof, management's business plans have included many cost reduction activities aimed at improving return on assets. These activities included consolidating manufacturing operations, exiting unprofitable product lines, more aggressive capital spending programs to improve quality and productivity and reorganizing certain manufacturing operations. The Company plans to continue its manufacturing modernization program to improve efficiency and productivity and further reduce its cost structure.

The Company's corporate headquarters is located in Greenville, South Carolina. The Company maintains a sales office in New York City for certain of its operations. Seven additional regional sales offices and two distribution centers are maintained by the Company, principally for its carpet and building construction products. See Item 2, "PROPERTIES."

MANUFACTURING

The Company's experienced work force and wide variety of yarn making, fabric forming and other manufacturing equipment allow the Company to rapidly and efficiently change its product mix to meet style and seasonal requirements. The Company's activities generally encompass all phases of manufacturing its products.

In the manufacture of woven textile products, the Company purchases synthetic and natural fibers and spins them into yarn or purchases filament yarn for processing. In addition, the Company purchases certain spun yarn. Yarns are then coated, sized or directly woven into unfinished fabric. Upon completion of the weaving process, fabric is generally shipped to customers who dye, finish, coat and cut those fabrics for resale.

In the manufacture of tufted carpet, the Company purchases various face fibers and then spins these fibers into yarn or purchases filement yarn for processing. Yarn is then shipped to the Company's tufting facility where it is tufted into primary carpet backing, finished and dyed at a dyeing facility, and completed with an application of secondary carpet backing.

The Company's elastic products are manufactured from natural and synthetic rubber compounds that are purchased from outside suppliers and are processed through a variety of production operations including slitting and calendering. Single-ply membrane roofing is made by processing a Company-manufactured woven substrate with specialty polymers. Other industrial fabric products are produced from either woven fiberglass or synthetic fibers, which fibers are processed into yarn, woven and finished into fabrics by the Company. Other specialty industrial products are produced by extrusion of urethane resins.

The Company believes that its manufacturing facilities are sufficient for its present and reasonably foreseeable future production requirements.

RAW MATERIALS

The Company generally has good relationships with its suppliers and has, where possible, diversified its supplier base so as to avoid a disruption of supply. In most cases, the Company's raw materials are staple goods that are readily available from numerous domestic fiber and chemical manufacturers. For several products, however, branded goods or other circumstances prevent such a diversification, and an interruption of the supply of these raw materials could have a significant negative impact on the Company's ability to produce certain products. The Company believes that its practice of purchasing such items from large, stable companies minimizes the risk of such an interruption in supply.

MARKETING AND COMPETITION

The textile industry is highly competitive and includes a number of participants with aggregate sales and financial resources greater than the Company's. The Company generally competes on the basis of price, quality, design and customer service. Many companies compete in limited segments of the textile market and the Company's operations are relatively broad-based. The Company is well-positioned due to its ability to respond quickly to changing styling and fashion trends. This ability generally provides advantages for domestic textile manufacturers. Although no single company dominates the industry, most market segments are dominated by a small number of competitors. The Company believes it has a significant market share in the market for rayon and acetate apparel fabrics, rayon yarn, solution-dyed satin fabrics and quartz fabrics.

The Company's marketing efforts include the development of new product designs and styles which meet customer needs. Each of the Company's operating units has been an established supplier to each of its markets for many years and is taking advantage of well-established customer relationships to increase product development with its customers. The "J.P. Stevens" trade name, which the Company has a royalty-free license to use (see "--Patents, Licenses and Trademarks" below), is widely recognized throughout the textile industry. The Company believes that its relatively broad base of manufacturing operations provides it with a competitive advantage in developing new textile products.
In addition to its direct marketing capabilities, the Company markets certain of its products through distributors.

The following is a discussion of marketing and competitive factors as they relate to each of the Company's segments.

Apparel Fabrics and Products

Greige Goods. The Company markets its spun and filament fabrics to converters who finish and/or dye these products prior to shipping to finished apparel manufacturers. The Company has sought to maintain a relatively high proportion of such sales in product areas where its manufacturing flexibility can provide a competitive advantage.

Yarn. The Company competes with a large number of companies which sell yarn to woven and knit goods manufacturers. Yarns are generally sold on a direct basis, and the Company believes that quality and price are the primary competitive factors.

Elastic Products. The Company's elastic products are sold on a direct basis primarily to diaper and undergarment manufacturers as well as to outerwear manufacturers. The Company believes that price is the primary competitive factor in this market. For certain of its elastic products, the Company believes it has a significant market share.

Industrial Fabrics and Products

Construction Products. The Company markets its single-ply roofing products on a direct basis to roofing distributors. The Company competes with manufacturers of this and other types of roofing products. The Company believes that its product's ease of installation and manufacturer warranty are important competitive factors.

Other Products. Other industrial fabrics and products are marketed directly to other manufacturers and distributors. The Company believes that price and its ability to meet customer technical specifications are important competitive factors.

Home Fashion Textiles

The Company's home fashion textile operations compete with a large number of manufacturers of similar carpet and woven fabric products. In general, product markets are differentiated on the basis of price and quality. The Company believes that design and style features are important competitive factors.

CUSTOMERS

No customer accounts for more than 7% of the Company's sales. There are customers the loss of which could have a material adverse effect on sales. PRODUCT DEVELOPMENT

In general, the textile industry expends its efforts on design innovation and capital expenditures for process enhancements rather than on basic research, relying on fiber suppliers or machinery manufacturers for basic research.

The Company's research and development activities are directed toward the development of new fabrics and styles which meet specific styling requirements (in the case of apparel and home furnishing fabrics and products) or other specific properties such as insulation, weight, strength, filtration or laminate adherence (in the case of industrial fabrics and products). Significant time is spent by employees in activities such as meeting with stylists, designers, customers, suppliers and machinery manufacturers, as well as producing samples and running trials in order to develop new products and markets. These activities are performed at various levels and at various locations, and their specifically identifiable incremental costs are not material in relation to the Company's total operating costs.

BACKLOG

Unfilled open orders, which the Company believes are firm, were $89.0 million at October 29, 1994 and $73.9 million at October 30, 1993 (1993 amounts are adjusted to exclude the discontinued operations of the Automotive Assets sold in June 1994). The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of October 29, 1994 will be filled in the 52 week period ending October 28, 1995 ("Fiscal 1995"). The increase in open orders at October 29, 1994 is due to a general increase in customer demands across most business lines compared to October 30, 1993. Unfilled open orders, which the Company believes are firm, were $88.9 million at December 31, 1994 compared to $99.4 million at December 25, 1993. The decrease in open orders at December 31, 1994 as compared to December 25, 1993 is representative of a change in the timing of the acceptance of certain orders by the Company. The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a period

No significant portion of the Company's business is subject to renegotiation of profits, or termination of contracts or subcontracts at the election of the government.

PATENTS, LICENSES AND TRADEMARKS

Certain of the Company's products are sold under registered trademarks which have been licensed royalty-free to the Company from J.P. Stevens until May 2013, including trademarks for certain products using the "J.P. Stevens" name. Patented processes used in the manufacturing process are not a significant part of the Company's business. The Company does not license its name or products to others.

EMPLOYEES

The Company currently has approximately 5,900 employees of which approximately 5,000 are hourly and approximately 900 are salaried. The Company's employees are not represented by unions. The Company believes its relations with its employees to be good and has not had any work stoppages or strikes.

ENVIRONMENTAL AND REGULATORY MATTERS

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, air emissions and solid waste disposal. The Company's plants generate small quantities of hazardous waste that are either recycled or disposed of off-site. Substantially all of the plants are required to possess one or more discharge permits.

The Company believes that it is substantially in compliance with all environmental laws and regulations to which it is subject, and that in those instances in which it is not in compliance, the costs associated with correcting any deficiencies are not material. The Company believes that its monitoring program and its plans for addressing environmental problems are adequate. No representation can be made, however, that changes in federal, state or local regulations or the discovery of unknown problems or conditions will not require substantial additional expenditures.

SEASONALITY

Certain portions of the business of the Company are seasonal (principally construction products and carpet) and sales of these products tend to decline during winter months in correlation with construction activity. These declines, however, do not significantly impact consolidated reported results of operations.

ITEM 2.      PROPERTIES.

The following table sets forth certain information relating to the Company's principal facilities (segment information relates to principal use). All of the facilities owned or leased by the Company are used for manufacturing, except for the facility in New York, New York, which is used for sales offices. Except as noted, all of the Company's facilities are owned:

                                       Square                                                  Square
Location                              Footage             Location                            Footage
- --------                              -------             --------                            -------
     Apparel Fabrics and Products                              Industrial Fabrics and Products
     ----------------------------                              -------------------------------
Greenville, SC                        399,000             Kingsport, TN                       625,000
Laurens, SC                           475,000             Slater, SC                          433,000
Greenville, SC                        460,000             Westfield, NC                       237,000
Stanley, NC                           338,000             Easthampton, MA                      50,000
S. Boston, VA                         286,000
Stuart, VA                            133,000                                All Segments
Rocky Mount, VA                        81,000                                ------------

                                                          New York, NY(2)                      10,000
         Home Fashion Textiles
         ---------------------

Aberdeen, NC                          658,000
Lincolnton, NC                        387,000
Turnersburg, NC                       267,000
Wagram, NC(1)                          84,000

(1) The Company occupies a portion of the Wagram, North Carolina facility pursuant to a sharing agreement with J.P. Stevens.
(2) The New York, New York facility is leased by the Company under a lease agreement which was extended for two years on June 1, 1993 and expires on May 30, 1995.

The Company also leases certain other warehouse facilities, various regional sales offices and its corporate headquarters. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.

ITEM 3.      LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings which are routine litigations incidental to the conduct of its business. Management believes that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matters were submitted to a vote of security-holders during the fourth quarter of Fiscal 1994.


                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.

There is currently no established public trading market for the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), or the Company's Class B Common Stock, $.01 par value per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock").

As of January 20, 1995, there were 12 holders of record of Class A Common Stock and 2 holders of record of Class B Common Stock.

As a holding company, the Company's ability to pay cash dividends is dependent on the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to make funds available to the Company for such purpose. Under the terms of its outstanding indebtedness, the Company is currently prohibited from paying cash dividends on the Common Stock.

The Company presently intends to retain earnings to fund working capital and for general corporate purposes, and, therefore, does not intend to pay cash dividends on shares of the Common Stock in the foreseeable future. The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing indebtedness and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA
         (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years indicated. The presentation of certain previously reported amounts have been classified to conform to the current presentation and to reflect discontinued operations of the Automotive Assets

                                                                   Fiscal Year Ended
                                               -------------------------------------------------------------
                                                11/3/90      11/2/91     10/31/92     10/30/93     10/29/94
INCOME STATEMENT DATA:                         (53 Weeks)   (52 Weeks)  (52 Weeks)   (52 Weeks)   (52 Weeks)
                                               ----------   ----------  ----------   ----------   ----------
Net sales                                       $ 625,855    $ 577,182   $  610,985   $  597,753   $ 603,416
Cost of sales                                     519,973      488,013      515,466      512,188     518,176
                                                ---------    ---------   ----------   ----------   ---------
Gross profit                                      105,882       89,169       95,519       85,565      85,240
Selling, general and administrative expenses       62,501       57,356       58,327       59,743      61,147
                                                ---------    ---------   ----------   ----------   ---------
Income from operations                             43,381       31,813       37,192       25,822      24,093
Interest expense                                   80,880       69,833       60,278       62,196      56,452
Other income (expense), net                        (3,814)         249       (2,100)      (1,221)     (2,962)
                                                ---------    ---------   ----------   ----------   ---------
Loss before reorganization items, income
  taxes, income from discontinued operations,
  extraordinary gain (loss) and cumulative
  effects of accounting changes (1)               (41,313)     (37,771)     (25,186)     (37,595)    (35,321)
Reorganization items - professional fees and
  expenses                                           -          10,878         -            -           -
                                                ---------    ---------   ----------   ----------   ---------
Loss before income taxes, income from
  discontinued operations, extraordinary gain
  (loss) and cumulative effects of accounting
  changes                                         (41,313)     (48,649)     (25,186)     (37,595)    (35,321)
Income taxes                                         -            -           1,446        1,782       2,800
                                                ---------    ---------   ----------   ----------   ---------
Loss before income from discontinued
  operations, extraordinary gain (loss) and
  cumulative effects of accounting changes(2)     (41,313)     (48,649)     (26,632)     (39,377)    (38,121)
Discontinued operations, net of taxes:(2)
  Income from discontinued operations               7,709        4,746       15,779       23,262      25,651
  Gain on sale of discontinued operations            -            -            -            -        132,966
Extraordinary gain (loss)(2)                         -          35,265         -            -         (7,410)
Cumulative effects of accounting changes             -            -            -          (5,716)     (1,000)
                                                ---------    ---------   ----------   -----------  ---------
Net income (loss) (2)                           $ (33,604)   $  (8,638)  $  (10,853)  $  (21,831)  $ 112,086
                                                =========    =========   ==========   ==========   =========

Income (loss) applicable to common stock        $ (38,903)   $ (12,407)  $  (13,312)  $  (24,694)  $ 108,753
                                                =========    =========   ==========   ==========   =========

BALANCE SHEET DATA:
Working capital, excluding net assets
   held for sale                                $  97,799    $  88,242      $87,535   $   92,584   $  95,944
Total assets                                      578,463      545,906      525,047      548,843     467,990
Total long-term debt, less current portion        532,384      499,452      488,280      522,947     335,472
Senior redeemable preferred stock                  35,267       15,685       18,144       21,007      24,340
Shareholders' deficit                             (98,746)     (73,097)     (86,409)    (111,103)     (2,350)

(1) The following non-cash charges have been included in the determination of loss before reorganization items, income taxes, discontinued operations, extraordinary items and cumulative effects of accounting changes for the periods shown above.

                                                                      Fiscal Year Ended
                                               -------------------------------------------------------------
                                                11/3/90      11/2/91     10/31/92     10/30/93     10/29/94
                                               (53 Weeks)   (52 Weeks)  (52 Weeks)   (52 Weeks)   (52 Weeks)
                                               ----------   ----------  ----------   ----------   ----------
Certain non-cash charges to income:
  Depreciation                                  $  19,886    $  21,504   $   25,170   $   24,702   $  27,696
  Amortization of goodwill and other                  993          975          975          969         964
  Other non-cash charges to income                  2,812        1,622        1,000        2,253         131
  Non-cash interest                                24,431       25,111       18,805       12,208      11,450
                                                ---------    ---------   ----------   ----------   ---------
                                                $  48,122    $  49,212   $   45,950   $   40,132   $  40,241
                                                =========    =========   ==========   ==========   =========

(2)  Earnings (loss) per share:

                                                                      Fiscal Year Ended
                                               -------------------------------------------------------------
                                                11/3/90      11/2/91     10/31/92     10/30/93     10/29/94
                                               (53 Weeks)   (52 Weeks)  (52 Weeks)   (52 Weeks)   (52 Weeks)
                                               ----------   ----------  ----------   ----------   ----------
Weighted average number of
  shares outstanding                                  100      590,700    1,000,000    1,000,000   1,000,000
                                                =========    =========   ==========   ==========   =========

Earnings (loss) per common share:
  Loss before income from discontinued
    operations, extraordinary items and
    effects of accounting changes              $ (466,120)  $   (88.73)  $   (29.09)  $   (42.23)  $  (41.46)
  Discontinued operations, net of taxes:
    Income from discontinued operations            77,090         8.03        15.78        23.26       25.65
    Gain on sale                                  -              -            -            -          132.97
  Extraordinary gain (loss)                       -              59.70        -            -           (7.41)
  Cumulative effect of accounting changes         -              -            -            (5.72)      (1.00)
                                               ----------   ----------   ----------   ----------   ---------
       Net loss                                $ (389,030)  $   (21.00)  $   (13.31)  $   (24.69)  $  108.75
                                               ==========   ==========   ==========   ==========   =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein.

                                                                           Fiscal Year Ended
                                                            ----------------------------------------------
                                                              10/31/92         10/30/93         10/29/94
                                                              --------         --------         --------
                                                                           (In Thousands)
NET SALES
Apparel fabrics and products                                $    267,264     $    262,499     $    254,810
Industrial fabrics and products                                  166,957          156,763          169,736
Home fashion textiles                                            176,764          178,491          178,870
                                                            ------------     ------------     ------------
                                                            $    610,985     $    597,753     $    603,416
                                                            ============     ============     ============

OPERATING PROFIT
Apparel fabrics and products                                $     27,205     $     21,791     $     18,487
Industrial fabrics and products                                    9,014            3,582            7,618
Home fashion textiles                                              6,488            7,907            2,794
Indirect corporate expenses, net                                  (7,615)          (8,679)          (7,768)
                                                            ------------     ------------     ------------
Operating profit                                                  35,092           24,601           21,131
Interest expense                                                 (60,278)         (62,196)         (56,452)
                                                            ------------     ------------     ------------
Loss before income taxes, discontinued operations,
  extraordinary items and cumulative effects of
  accounting changes(1)                                     $    (25,186)    $    (37,595)    $    (35,321)
                                                            ============     ============     ============


(1) The following non-cash charges have been included in the determination of loss for the periods presented:

                                                                1992             1993             1994
                                                                ----             ----             ----
                                                                             (In Thousands)
Depreciation                                                $     25,170     $     24,702     $     27,696
Amortization of goodwill and other                                   975              969              964
Other non-cash charges to income                                   1,000            2,253              131
Interest accretion and debt issuance cost amortization            18,805           12,208           11,450
                                                            ------------     ------------     ------------
                                                            $     45,950     $     40,132     $     40,241
                                                            ============     ============     ============


RESULTS OF OPERATIONS

FISCAL 1994 COMPARED TO FISCAL 1993

Consolidated net sales from continuing operations increased $5.6 million (0.9%) from $597.8 million in Fiscal 1993 to $603.4 million in Fiscal 1994. Operating profit from continuing operations declined $3.5 million (14.1%) from $24.6 million in Fiscal 1993 to $21.1 million in Fiscal 1994. In general, lower margins on sales of apparel fabrics and products and home fashion textiles were partially offset by increases in sales and margins for industrial fabrics and products.

Net sales in Fiscal 1994 in the apparel fabrics and products segment, which includes unfinished woven apparel fabrics (greige goods) primarily for women's wear, yarn sales and elastic products for various apparel uses declined by $7.7 million (2.9%) from $262.5 million in Fiscal 1993 to $254.8 million. Increased foreign competition in the market for commodity apparel fabrics, primarily from Eastern European and Chinese sources, resulted in lower average selling prices and lower unit volumes in this market segment. The recent passage of the General Agreement on Tariffs and Trade (GATT) will likely foster such foreign competition in the commodity apparel fabrics market in the future. During 1994, the Company responded to these changes in its business environment by changing its product offering dramatically, emphasizing specialty fabrics with more fashion and styling characteristics. These changes involve enhancing the Company's manufacturing capabilities and responsiveness to its customers and such changes will continue to be made into Fiscal 1995. The markets for such specialty, styled fabrics, in which quality, product development, responsiveness and speed of delivery are more critical do not allow foreign competitors the type of cost advantage which they enjoy in commodity markets.

Operating profit in Fiscal 1994 in the apparel fabrics and products segment declined by $3.3 million (15.2%) from Fiscal 1993 primarily as a result of the lower average selling prices for much of the Company's apparel fabrics product line, as discussed above. In addition, lower volume and a weaker product mix in sales of apparel elastic products accounted for $1.1 million of the decline in operating profit. The Company expects its continuing efforts to enhance its manufacturing capabilities in higher margin, specialty apparel fabrics will result in improved levels of operating profits in the future.

Net sales in Fiscal 1994 in the industrial fabrics and products segment, which includes single-ply roofing and environmental membrane, woven synthetic, cotton and fiberglass fabrics for insulation, filtration, and lamination applications, and extruded urethane products for industrial uses increased $12.9 million (8.3%) to $169.7 million from $156.8 million in Fiscal 1993. This increase was primarily the result of increased demand for fiberglass fabrics used in commercial construction and electronic circuit boards ($6.6 million) and due to the introduction in late 1993 of the Company's new product for the single-ply roofing market ($4.3 million). This new product's competitive price and improved performance characteristics have fueled its sales growth. The Company expects that sales of roofing membrane will continue to increase as this product gains further market acceptance.

Operating profit in Fiscal 1994 in the industrial fabrics and products segment increased $4.0 million (112.6%) to $7.6 million from $3.6 million in Fiscal 1993 due to the higher sales volume discussed above and improved product mix in Fiscal 1994. The Company continuously evaluates its manufacturing methods and capabilities in an effort to improve its processes and performance. These efforts include modernizing plant and equipment and the optimum utilization of human resources. Such efforts are expected to result in improved operating margins and greater value to customers in all segments of the Company's operations, and particularly in the industrial segment in which a very broad array of product lines and customers is served.

Net sales in Fiscal 1994 in the home fashion textiles segment which includes residential and commercial carpeting and woven drapery fabric increased $0.4 million to $178.9 million from $178.5 million in Fiscal 1993. Sales of carpet remained essentially flat compared with Fiscal 1993, while carpet industry shipments increased approximately 5% as a result of increases in industry sales of carpet at lower price points, a segment of the market in which the Company does not participate to a significant degree. Demand for the Company's drapery and other home furnishings fabrics, which has declined over the last several years, appears to have stabilized.

Operating profit in Fiscal 1994 in the home fashion textiles segment declined $5.1 million (64.7%) to $2.8 million from $7.9 million in Fiscal 1993 as a result of a less profitable product mix in home fashion fabrics, combined with a number of manufacturing related difficulties in the carpet operations, including excessive off-quality production and raw material price increases which, due to market conditions, were not recoverable in price increases. In addition, sample and promotional expenses associated with the introduction of woven rugs to the product line detracted from Fiscal 1994 profitability. Off-quality production declined during the last half of Fiscal 1994 and the benefits associated with the higher sample costs are expected to be realized in Fiscal 1995.

Indirect corporate expenses in Fiscal 1994 declined $0.9 million to $7.8 million from $8.7 million in Fiscal 1993 due primarily to lower professional fees and lower depreciation and amortization expense.

Giving effect to the reduction of debt associated with the use of the net proceeds from the sale of the Automotive Assets (as discussed below) on a pro forma basis would reduce interest expense by $23.7 million in Fiscal 1992, $25.1 million in Fiscal 1993 and $16.2 million in Fiscal 1994. Such pro forma reductions include $3.5 million, $3.1 million and $1.3 million in Fiscal 1992, 1993 and 1994, respectively, representing interest accretion and debt issuance cost amortization. After giving effect to the debt reduction described above, interest expense increased approximately $3.2 million in Fiscal 1994 from Fiscal 1993 due primarily to higher average interest rates and the compounding effect of accretion of debt discounts and non-cash interest.

Results of operations of the Company's Automotive Assets are accounted for as discontinued operations and include twelve months in Fiscal 1992 and Fiscal 1993 and eight months (through the date of sale) in Fiscal 1994. In general, through the date of sale, net sales and operating income in Fiscal 1994 were substantially higher than comparable periods in Fiscal 1993 as a result of a stronger North American automotive market, increased sales of airbag fabric and improved productivity.

On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1994, the Company consummated the disposition of its Automotive Assets (primarily the automotive-related businesses of the Company) to JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"). In addition, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. The purchase price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments which may result in a gain to be recognized in a future period. The net cash proceeds from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $213 million and such proceeds were used by the Company to reduce its outstanding indebtedness.

Effective October 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, which requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting instead of when paid, as had been the Company's practice. Such change resulted in a charge to earnings of $1.0 million after tax. The effect of adopting SFAS No. 112 on income from operations in 1994 was not significant.

FISCAL 1993 COMPARED TO FISCAL 1992

Consolidated net sales from continuing operations decreased $13.2 million (2.2%) from $611.0 million in Fiscal 1992 to $597.8 million in Fiscal 1993. Operating profit from continuing operations declined $10.5 million (29.9%) from $35.1 million in Fiscal 1992 to $24.6 million in Fiscal 1993. In general, increases in sales and operating profits in the home fashion textiles segment were offset by declines in sales and operating profits in the apparel fabrics and products segment and the industrial fabrics and products segment.

Net sales in Fiscal 1993 in the apparel fabrics and products segment declined by $4.8 million (1.8%) from Fiscal 1992 levels. Increased unit volume of greige goods of approximately 3%, as the Company sought to maintain or increase market share in its apparel markets, was offset by a decline of approximately 3% in average selling prices for the Company's greige goods resulting from an over supply of goods in the market and generally weak North American apparel markets. Elastic apparel products sales declined by $4.4 million as the Company redirected certain productive capacity toward industrial elastic products in response to changing customer requirements for the manufacture of disposable diapers.

Operating profit in Fiscal 1993 in the apparel fabrics and products segment declined by $5.4 million (19.9%) primarily as a result of the aforementioned decline in average selling prices of greige goods and decline in sales volume of elastic apparel products. Substantially all of the Fiscal 1993 decline in net sales and operating income from Fiscal 1992 in the apparel fabrics and products segment occurred during the first two fiscal quarters of Fiscal 1993.

Net sales in Fiscal 1993 in the industrial fabrics and products segment decreased $10.2 million (6.1%) to $156.8 million from $167.0 million in Fiscal 1992. This sales decrease was attributable primarily to a decline in sales of roofing and environmental membrane liner by $6.9 million in Fiscal 1993 as a result of lower sales of its major product line. The Company introduced a new product for the single-ply roofing market which is expected to increase roofing sales levels due to its competitive price and improved performance qualities. Sales of other industrial fabrics and products declined approximately $2.9 million primarily as a result of lower demand and selling prices for certain cotton fabrics.

Operating profits in Fiscal 1993 in the industrial fabrics and products segment decreased $5.4 million (60.3%) to $3.6 million from $9.0 million in Fiscal 1992 due to lower sales volume and lower selling prices as described above.

Net sales in Fiscal 1993 in the home fashion textiles segment, which includes residential and commercial carpeting and woven drapery fabric, increased $1.7 million to $178.5 million from $176.8 million in Fiscal 1992. Sales of carpet increased $5.5 million to $140.2 million in Fiscal 1993 from $134.7 million in Fiscal 1992 due to a continued improvement in the domestic carpet industry and the Company's continued success in new product introductions. Sales of home furnishings fabrics declined by $4.7 million due to softening market conditions.

Operating profit in Fiscal 1993 in the home fashion textiles segment increased by $1.4 million due primarily to increased carpet volume and cost reduction programs. The Company continued to increase its carpet yarn capacity and efficiency during Fiscal 1992 and Fiscal 1993 through capital expenditures for modernization and expansion.

General corporate expenses in Fiscal 1993 increased $1.1 million due primarily to higher salaries and benefit costs and professional fees. Interest expense in Fiscal 1993 increased $1.9 million to $62.2 million from $60.3 million in Fiscal 1992 due primarily to an increase in amortization of debt issuance costs of $1.2 million and the compounding effect of accretion of debt discounts and non-cash interest. The effect of higher average borrowings under the Revolving Credit facility (as hereinafter defined) was entirely offset by lower average interest rates in Fiscal 1993.

Effective November 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when claims are incurred, as the Company historically had done. Such change resulted in a charge to earnings of approximately $5.7 million after tax. The effect of adopting SFAS No. 106 on income from operations in Fiscal 1993 was not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its $135 Revolving Credit Facility (as defined below). At October 29, 1994, the Company had $82.8 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day.

The Company and its three operating subsidiaries (being hereinafter collectively referred to as the "Borrowing Subsidiaries") are parties to the Fourth Amended and Restated Credit Agreement, dated as of June 24, 1994, as amended (the "Restated Credit Agreement"), by and among the financial institutions party thereto, Citibank, N.A. ("Citibank"), as administrative agent and co-agent, and General Electric Capital Corporation ("GECC"), as collateral agent and co-agent. The Restated Credit Agreement amended and restated in its entirety the Third Amended and Restated Credit Agreement (the "Prior Credit Agreement"), by and among the financial institutions party thereto, Citibank, as administrative agent and co-agent, and GECC, as collateral agent and co-agent. The Prior Credit Agreement provided for a $150 million senior secured credit facility, maturing on October 31, 1995 (the "Prior Credit Facility"), consisting of term loans in a principal amount of $17.7 million and a revolving credit loan facility in a principal amount up to $132.3 million (the "Prior Revolving Credit Facility"). The Restated Credit Agreement, among other things, (i) changes the maximum amount of the credit facility to $135 million consisting of a revolving credit loan facility (the "Revolving Credit Facility") providing for revolving credit loans in the maximum principal amount of the lesser of $135 million and a specified borrowing base, which is based upon eligible receivables and inventory of the Borrowing Subsidiaries plus an additional fixed amount of $25 million (the "Borrowing Base"), except that no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it; (ii) extends the final maturity date of the credit facility to December 1, 1996. Subsequent to October 29, 1994, the Company's Restated Credit Agreement was amended to permit expenditures of up to $45 million for purchases of the Company's notes and debentures in the open market. Through January 4, 1995, approximately $31 million had been expended by the Company to purchase and retire its notes and debentures at market prices, which were less than the carrying value of the indebtedness.

Net cash used in operations totalled $4.3 million for Fiscal 1994 compared to $18.2 million for Fiscal 1993. An increase in other assets resulting from contributions to the Company's defined benefit pension plan in excess of recorded expense totalled $3.5 million in Fiscal 1994. In addition, increases in working capital and payments on long-term roofing liabilities totalled $4.6 million. Net receipts from discontinued operations, which represents net cash flow from the Company's Automotive Assets, totalled $18.0 million for the period through June 28, 1994 compared to $15.4 million in Fiscal 1993. Receipts from discontinued operations, and increased borrowings under the Revolving Credit Facility funded capital expenditures of approximately $22.0 million.

The sale of the Automotive Assets on June 28, 1994 resulted in aggregate cash proceeds of approximately $264 million. The net cash proceeds, after deductions for fees and expenses and amounts designated by management to satisfy possible contingent tax liabilities, were approximately $213.1 million.

In connection with the sale of the Automotive Assets, the Company's outstanding indebtedness, including accrued interest, was reduced as follows: (i) bank debt by $71.2 million, (ii) Senior Secured Notes by $94.8 million, (iii) Senior Subordinated Discount Notes by $25.6 million, and (iv) Senior Subordinated Notes by $21.5 million. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 herein.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions and financing and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures.

Provisions of the Company's indentures governing its debt securities (the "Indentures") place significant restrictions on certain corporate acts such as mergers, consolidations, acquisitions, repurchases of stock, the making of certain restricted payments, including the payment of cash dividends on the Company's capital stock, transactions with affiliates and the sale of assets. The Company must maintain minimum levels of "net worth", defined to be total assets minus liabilities plus the subordinated notes and debentures and other adjustments. The Indentures place limitations on the Company's ability to incur additional debt, grant a security interest in its assets and require the Company to apply the proceeds from the sale of assets, outside the ordinary course of business, towards reducing outstanding debt. Other customary covenants, conditions and default provisions are also present. The Company was in compliance with the restrictions and financial covenants of its debt agreements at October 29, 1994.

Management believes that expected cash flows and capital resources, including any necessary refinancings, will be adequate to meet future debt service requirements and working capital needs. The utilization of the Company's Revolving Credit Facility for purchases of the Company's notes and debentures in the open market has and will continue to reduce the amounts (up to the amount of such purchases) that would otherwise be available for borrowing had such purchases not been made. The Company expects that its planned capital expenditures in Fiscal 1995 of approximately $26 million will be funded by cash from operations, bank and other equipment financing sources. Should such capital resources be inadequate or unavailable, however, management would defer certain of its planned capital expenditures or take other appropriate actions to preserve liquidity.


INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products; however, market conditions sometimes preclude this practice. The application of purchase accounting in connection with the acquisition in 1988 mitigates the effects of changing costs on the Company's Consolidated Financial Statements because assets and liabilities were adjusted to fair values at the date of the Acquisition, and costs of sales and depreciation have been adjusted accordingly.

The Company provided $2.8 million for income taxes on continuing operations in Fiscal 1994. No tax expense resulted from applying the statutory tax rate to the loss before income taxes. However, the Company was not able to fully offset subsidiary income in all tax jurisdictions with net operating losses of the Company or other subsidiaries or operating loss carryovers and, as a result, a provision for state income taxes was required. During the year, the Company utilized approximately $141 million of net operating loss carryforwards to offset the gain on sale of the Automotive Assets. Income tax expense incident to the sale has been reduced by approximately $49 million as a result of such utilization. Federal alternative minimum and state taxes of approximately $2.8 million were recognized as a result of the sale. The Company has provided a 100% valuation allowance of $12 million for its remaining deferred tax asset, net of existing taxable "temporary differences". This asset relates primarily to the benefit of the net operating loss carryforward. In the Company's opinion, the valuation allowance is required as realization of the tax benefit is not assured based on prior operating history. In addition, the Company's ability to utilize its net operating losses may be significantly limited under the income tax laws should there be future changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the remaining net operating loss to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company believes that it is more likely than not that the net operating loss carryforwards, net of the related valuation allowance, recorded at October 29, 1994 will be fully realized.

Although the Company believes use of its net operating losses to offset the gain on the Automotive Assets will more likely than not be sustained under existing tax laws, uncertainty exists primarily due to the fact that applicable regulations under Internal Revenue Code Section 382 have not been issued. Therefore, in accordance with provisions of the Indentures, the Company set aside, in a special-purpose subsidiary, a portion ($39.5 million) of the net proceeds from the sale of the Automotive Assets to satisfy, if necessary, these possible contingent tax liabilities. These funds have been invested in U.S. Government securities and are classified as other assets in the Company's Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




INDEPENDENT AUDITORS' REPORT

JPS Textile Group, Inc.:

We have audited the accompanying consolidated balance sheets of JPS Textile Group, Inc. and subsidiaries (the "Company") as of October 29, 1994 and October 30, 1993, and the related consolidated statements of operations, senior redeemable preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended October 29, 1994. Our audits also included the financial statement schedule listed in the index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 29, 1994 and October 30, 1993, and the results of its operations and its cash flows for each of the three years in the period ended October 29, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for other postretirement benefits, effective November 1, 1992, to conform with Statement of Financial Accounting Standards ("SFAS") No. 106 and also changed its method of accounting for other postemployment benefits, effective October 31, 1993, to conform with SFAS No. 112.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
January 4, 1995

JPS TEXTILE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                              October 30,      October 29,
                                                                                 1993             1994
                                                                              -----------      -----------
ASSETS

CURRENT ASSETS:
  Cash                                                                        $    2,080       $    2,873
  Accounts receivable, less allowance of  $5,759 in 1993 and
    $6,223 in 1994 (Note 5)                                                      104,834          102,804
  Inventories (Notes 4 and 5)                                                     73,628           74,966
  Prepaid expenses and other                                                       1,718            1,783
  Net assets held for sale (Note 3)                                              114,981             -
                                                                              ----------       ----------
      Total current assets                                                       297,241          182,426

PROPERTY, PLANT AND EQUIPMENT, net (Notes 4 and 5)                               210,784          204,094

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization of $4,947 in
  1993 and $5,912 in 1994                                                         33,419           32,454

OTHER ASSETS (Notes 4, 8 and 9)                                                    7,399           49,016






                                                                              ----------       ----------

           Total                                                              $  548,843       $  467,990
                                                                              ==========       ==========

                                                                              October 30,      October 29,
                                                                                 1993             1994
                                                                              -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                            $   40,477       $   41,013
  Accrued interest                                                                16,258           12,448
  Accrued salaries, benefits and withholdings (Note 8)                            13,784           15,271
  Other accrued expenses (Notes 4, 7, 8 and 10)                                   10,154           15,403
  Current portion of long-term debt (Note 5)                                       9,003            2,347
                                                                              ----------       ----------
      Total current liabilities                                                   89,676           86,482

LONG-TERM DEBT (Note 5)                                                          522,947          335,472

DEFERRED INCOME TAXES (Note 7)                                                     2,585            3,565

OTHER LONG-TERM LIABILITIES (Notes 4, 8 and 9)                                    23,731           20,481
                                                                              ----------       ----------
      Total liabilities                                                          638,939          446,000
                                                                              ----------       ----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 7 and 8)

SENIOR REDEEMABLE PREFERRED STOCK, redemption
  value of $45,567 in 1993 and $48,374 in 1994 (Note 6)                           21,007           24,340
                                                                              ----------       ----------

SHAREHOLDERS' EQUITY (DEFICIT) (Note 6):
  Junior preferred stock                                                             250              250
  Common stock:
    Class A, 490,000 shares issued                                                     5                5
    Class B, 510,000 shares issued                                                     5                5
  Additional paid-in capital                                                      36,777           33,444
  Deficit                                                                       (148,140)         (36,054)
                                                                              ----------       ----------
      Total shareholders' deficit                                               (111,103)          (2,350)
                                                                              ----------       ----------

           Total                                                              $  548,843       $  467,990
                                                                              ==========       ==========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)

                                                                                Year Ended
                                                                -------------------------------------------
                                                                 October 31,     October 30,    October 29,
                                                                     1992            1993           1994
                                                                ------------    ------------   ------------
Net sales                                                       $  610,985       $  597,753     $  603,416
Cost of sales                                                      515,466          512,188        518,176
                                                                ----------       ----------     ----------
Gross profit                                                        95,519           85,565         85,240
Selling, general and administrative expenses (Note 10)              58,327           59,743         61,147
                                                                ----------       ----------     ----------
Income from operations                                              37,192           25,822         24,093
Interest expense (Note 5)                                           60,278           62,196         56,452
Other income (expense), net                                         (2,100)          (1,221)        (2,962)
                                                                ----------       ----------     ----------
Loss before income taxes, income from discontinued
  operations, extraordinary loss and cumulative effects
  of accounting changes                                            (25,186)         (37,595)       (35,321)
Income taxes (Note 7)                                                1,446            1,782          2,800
                                                                ----------       ----------     ----------
Loss before income from discontinued operations,
  extraordinary loss and cumulative effects of
  accounting changes                                               (26,632)         (39,377)       (38,121)
Discontinued operations:
  Income from discontinued operations, net of taxes                 15,779           23,262         25,651
  Gain on sale of discontinued operations,
     net of taxes of $2,800 (Note 3)                                  -                -           132,966
Extraordinary loss on early extinguishment of debt,
  net of taxes (Note 5)                                               -                -            (7,410)
Cumulative effects of accounting changes,
  net of taxes (Note 9)                                               -              (5,716)        (1,000)
                                                                ----------       ----------     ----------
Net income (loss)                                                  (10,853)         (21,831)       112,086
Senior redeemable preferred stock in-kind
  dividends and discount accretion (Note 6)                         (2,459)          (2,863)        (3,333)
                                                                ----------       ----------     ----------
Income (loss) applicable to common stock                        $  (13,312)      $  (24,694)    $  108,753
                                                                ==========       ==========     ==========

Weighted average number of common shares outstanding             1,000,000        1,000,000      1,000,000
                                                                ==========       ==========     ==========

Earnings (loss) per common share:
  Loss before income from discontinued operations,
    extraordinary loss and cumulative effects of
    accounting changes                                          $   (29.09)      $   (42.23)    $   (41.46)
  Discontinued operations, net of taxes:
    Income from discontinued operations                              15.78            23.26          25.65
    Gain on sale of discontinued operations                           -                -            132.97
  Extraordinary loss on early extinguishment of debt                  -                -             (7.41)
  Cumulative effects of accounting changes                            -               (5.72)         (1.00)
                                                                ----------       ----------     ----------
  Net income (loss)                                             $   (13.31)      $   (24.69)    $   108.75
                                                                ==========       ==========     ==========

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF SENIOR REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands)

                                                                     Shareholders' Equity (Deficit)
                                                Senior     --------------------------------------------------
                                             Redeemable     Junior     Additional
                                              Preferred     Common      Preferred      Paid-In
                                                Stock        Stock       Stock         Capital      Deficit
                                             ----------    ---------   ----------    ----------  ------------
Balance - November 2, 1991                    $ 15,685        $ 10        $  250      $  42,099   $ (115,456)

Net loss for 52 weeks                                                                                (10,853)
Preferred stock in-kind dividends
  and discount accretion                         2,459                                   (2,459)
                                              --------        ----        ------      ---------   ----------

Balance - October 31, 1992                      18,144          10           250         39,640     (126,309)

Net loss for 52 weeks                                                                                (21,831)
Preferred stock in-kind dividends
  and discount accretion                         2,863                                   (2,863)
                                              --------        ----        ------      ---------   ----------

Balance - October 30, 1993                      21,007          10           250         36,777     (148,140)

Net income for 52 weeks                                                                              112,086
Preferred stock in-kind dividends
  and discount accretion                         3,333                                   (3,333)
                                              --------        ----        ------      ---------   ----------

Balance - October 29, 1994                    $ 24,340        $ 10        $  250      $  33,444   $  (36,054)
                                              ========        ====        ======      =========   ==========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                Year Ended
                                                               ----------------------------------------------
                                                                October 31,      October 30,      October 29,
                                                                   1992             1993             1994
                                                               --------------  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $  (10,853)      $  (21,831)      $  112,086
                                                                ----------       ----------       ----------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Income from discontinued operations                          (15,779)         (23,262)         (25,651)
      Gain on sale of discontinued operations                         -                -            (132,966)
      Extraordinary loss on early extinguishment of debt              -                -               7,410
      Cumulative effects of accounting changes                        -               5,716            1,000
      Depreciation and amortization, except amounts
         included in interest expense                               26,145           25,671           28,660
      Interest accretion and debt issuance cost amortization        18,805           12,208           11,450
      Deferred income taxes                                            846            1,082            1,227
      Other, net                                                     1,259            2,701           (2,953)
      Changes in assets and liabilities:
         Accounts receivable                                        (3,257)          (3,389)           2,030
         Inventories                                                   942          (10,325)          (1,338)
         Prepaid expenses and other assets                             624           (1,714)          (1,220)
         Accounts payable                                           (5,660)             459           (1,084)
         Accrued expenses and other liabilities                      4,766           (5,563)          (2,987)
                                                                ----------       ----------       ----------
             Total adjustments                                      28,691            3,584         (116,422)
                                                                ----------       ----------       ----------
  Net cash provided by (used in) operating activities               17,838          (18,247)          (4,336)
                                                                ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                 (21,063)         (24,445)         (22,025)
  Receipts from discontinued operations, net                        30,914           15,362           17,978
  Proceeds from sale of discontinued operations, net                  -                -             259,044
  Purchase of long-term investments                                   -                -             (39,500)
                                                                ----------       ----------       ----------
  Net cash provided by (used in) investing activities                9,851           (9,083)         215,497
                                                                ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                            (735)          (6,016)          (2,943)
  Proceeds from issuance of long-term debt                           3,406            5,898              285
  Revolving credit facility borrowings (repayments), net           (17,613)          30,463          (41,666)
  Repayment of other long-term debt                                (11,901)          (2,569)        (166,044)
                                                                ----------       ----------       ----------
  Net cash provided by (used in) financing activities              (26,843)          27,776         (210,368)
                                                                ----------       ----------       ----------

NET INCREASE IN CASH                                                   846              446              793
Cash at beginning of year                                              788            1,634            2,080
                                                                ----------       ----------       ----------

Cash at end of year                                             $    1,634       $    2,080       $    2,873
                                                                ==========       ==========       ==========

                                                                     (Continued)

JPS TEXTILE GROUP, INC.

(In Thousands)

                                                                                Year Ended
                                                                ---------------------------------------------
                                                                 October 31,     October 30,      October 29,
                                                                    1992            1993             1994
                                                                -------------   -------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION FROM
  CONTINUING OPERATIONS:
  Interest paid                                                 $   34,278       $   50,649       $   49,783
  Income taxes paid                                                     51              480              376
  Reorganization items paid                                          1,636              162             -
  Non-cash financing activities:
    Senior redeemable preferred stock dividends-in-kind              2,454            2,604            2,765



See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

  1.     BUSINESS AND BASIS OF PRESENTATION

         JPS Textile Group, Inc. (the "Company") purchased from J.P. Stevens & Co., Inc. ("J.P. Stevens") substantially all of the property, plant and equipment, inventories, certain other assets and the business of five former divisions of J.P. Stevens (the "Predecessor Stevens Divisions") on May 9, 1988 (the "Acquisition"). The purchase was financed through long-term borrowings and the sale of preferred and common stock. The Company operates principally as a manufacturer of apparel fabrics and products, industrial fabrics and products and home fashion textiles.

         A Plan of Reorganization (the "Plan") which was distributed to the Company's bondholders and preferred stockholders (the "Securityholders") on December 21, 1990, was approved by the securityholders in early February 1991 and in accordance with the Plan, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Subsequently, in March 1991, the bankruptcy court confirmed the Plan and it became effective April 2, 1991. The Plan provided for, among other things, the cancellation of certain existing debt and preferred stock securities in exchange for 490,000 shares of new Class A common stock along with new debt instruments and new preferred stock with lower interest and dividend rates. Since the Company's reorganization did not meet the criteria for "fresh-start" accounting, the primary adjustment to historical carrying values as a result of the reorganization was to state the new long-term debt and senior redeemable preferred stock at present values of amounts to be paid determined at appropriate current interest rates as of April 2, 1991, the effective date of the Plan. The resulting present value discount is amortized as interest expense or dividends over the life of the related debt or senior redeemable preferred stock instrument using the interest method.

         As described in Note 3, on June 28, 1994, the Company sold the businesses and assets of its wholly-owned subsidiary, JPS Auto Inc., and its 80% owned joint venture and the synthetic industrial fabrics division of JPS Converter & Industrial Corp. (another of the Company's wholly-owned subsidiaries).

  2.     SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include JPS Textile Group, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated.

         Inventories - Inventories are stated at the lower of cost or market. Cost, which includes labor, material and factory overhead, is determined on the first-in, first-out basis.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost and depreciation is recorded using the straight-line method for financial reporting purposes. The estimated useful lives used in the computation of depreciation are as follows:

             Land improvements                        10 to 45 years
             Buildings and improvements               25 to 45 years
             Machinery and equipment                   3 to 15 years
             Furniture, fixtures and other             5 to 10 years

         For tax reporting purposes, the Company uses the Modified Accelerated Cost Recovery System to compute depreciation.

         Excess of Cost Over Fair Value of Net Assets Acquired - Excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a period of forty years. Periodically, the Company evaluates the realizability of the excess of cost over fair value of net assets acquired based upon expectations of nondiscounted cash flows.

         Debt Issuance Costs - Costs incurred in securing and issuing long-term debt are deferred and amortized over the terms of the related debt in amounts which approximate the interest method of amortization.

         Product Warranties - On certain of its products, the Company provides a warranty against defects in materials and workmanship under separately priced extended warranty contracts generally for a period of ten years. Revenue from such extended warranty contracts is deferred and recognized as income on a straight-line basis over the contract period. The cost of servicing such product warranties is charged to expense as incurred.

         Postretirement Benefits - Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when claims are incurred, as had been the Company's practice. See Note 9 for a further description of the accounting for postretirement benefits.

         Postemployment Benefits - Effective October 31, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting instead of when paid, as had been the Company's practice. See Note 9 for a further description of the accounting for postemployment benefits.

         Revenue Recognition - The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request.

         Income Taxes - The Company accounts for income taxes using the principles of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred taxes represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements.

         Earnings Per Share - Earnings per share is computed by dividing earnings applicable to common stock (net income or loss adjusted by senior redeemable preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period.

         Cash Flows - For purposes of reporting cash flows, cash includes cash on hand and in banks. The Company has no investments that are deemed to be cash equivalents.

         Fiscal Year - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to October
         31.  The 1992, 1993 and 1994 fiscal years each consisted of 52 weeks.

         Reclassifications - Certain 1992 and 1993 amounts have been reclassified to conform to the 1994 presentation. In addition, see
         Note 3 regarding reclassifications of 1992 and 1993 amounts for discontinued operations.

  3.     SALE OF DISCONTINUED OPERATIONS

         On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1994 (the "Asset Purchase Agreement"), by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser. The Consolidated Balance Sheet and Statements of Operations and Cash Flows for 1992 and 1993 have been reclassified to reflect the Automotive Assets as discontinued operations.

         The Automotive Assets consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Net sales from discontinued operations were $241.3 million and $287.9 million in fiscal years 1992 and 1993, respectively and $224.9 million for the eight months ended June 28, 1994. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a period of four years, not to directly or indirectly compete with the sold businesses in North, Central and South America.

         The purchase price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments which may result in a gain to be recognized in a future period. The sale of the Automotive Assets resulted in an approximate gain of $133 million, net of income taxes of $2.8 million.

         The net cash proceeds from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $213 million and such proceeds were used by the Company to reduce its outstanding indebtedness. See Note 5 herein.

         The Company has allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portions were approximately $2.5 million, $2.5 million and $1.8 million for the years 1992, 1993 and 1994, respectively.

  4.     BALANCE SHEET COMPONENTS

         The components of certain balance sheets accounts are (in thousands):

                                                                               October 30,        October 29,
                                                                                   1993               1994
                                                                               -----------        -----------
         Inventories:
           Raw materials and supplies                                          $    12,523        $    17,104
           Work-in-process                                                          29,287             29,060
           Finished goods                                                           31,818             28,802
                                                                               -----------        -----------
                                                                               $    73,628        $    74,966
                                                                               ===========        ===========

         Property, plant and equipment, net:
           Land and improvements                                               $    11,058        $    11,581
           Buildings and improvements                                               64,107             67,676
           Machinery and equipment                                                 224,845            243,366
           Furniture, fixtures and other                                             7,317              7,958
                                                                               -----------        -----------
                                                                                   307,327            330,581
           Less accumulated depreciation                                          (111,177)          (129,750)
                                                                               -----------        -----------
                                                                                   196,150            200,831
           Construction in progress                                                 14,634              3,263
                                                                               -----------        -----------
                                                                               $   210,784        $   204,094
                                                                               ===========        ===========

         Other noncurrent assets:
           Unamortized debt issuance costs                                     $     4,779        $     2,012
           Prepaid pension costs                                                     1,233              5,100
           Investments (see Note 8)                                                   -                40,238
           Other                                                                     1,387              1,666
                                                                               -----------        -----------
                                                                               $     7,399        $    49,016
                                                                               ===========        ===========

         Other accrued expenses:
           Roofing product liability costs                                     $     4,300        $     4,300
           Taxes payable other than income taxes                                     1,684              1,907
           Income taxes                                                                569              4,816
           Other                                                                     3,601              4,380
                                                                               -----------        -----------
                                                                               $    10,154        $    15,403
                                                                               ===========        ===========

         Other long-term liabilities:
           Roofing product liability costs and deferred warranty income        $    17,373        $    13,376
           Accrued other postretirement and postemployment benefits                  5,936              6,494
           Other                                                                       422                611
                                                                               -----------        -----------
                                                                               $    23,731        $    20,481
                                                                               ===========        ===========

  5.     LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                                               October 30,        October 29,
                                                                                  1993               1994
                                                                               -----------        -----------
         Senior credit facilities:
           Bank term loan                                                      $   17,700
           Revolving line of credit                                                91,584         $   49,918
         Senior secured notes                                                     100,000               -
         Senior subordinated discount notes (including interest due
           at maturity of $2,250 and $3,395, respectively)                        153,357            130,179
         Senior subordinated notes (including interest due at maturity
           of $3,594 and $4,404, respectively)                                    128,594            109,283
         Subordinated debentures                                                   75,000             75,000
         Equipment financing                                                        9,847              7,658
                                                                               ----------         ----------
           Total                                                                  576,082            372,038
         Less reorganization discount:
           Senior subordinated discount notes                                     (11,764)            (8,109)
           Senior subordinated notes                                              (12,688)            (8,723)
           Subordinated debentures                                                (19,680)           (17,387)
                                                                               ----------         ----------
           Total long-term debt                                                   531,950            337,819
         Less current portion                                                      (9,003)            (2,347)
                                                                               ----------         ----------
           Long-term portion                                                   $  522,947         $  335,472
                                                                               ==========         ==========

         Senior Credit Facilities - In connection with the sale of the Automotive Assets (see Note 3) in June 1994, the Company repaid the $17.7 million term loan and amended its senior credit facility to provide for a $135 million revolving line of credit and modify existing restrictive covenants. The senior credit facility, as amended, is scheduled to terminate on December 1, 1996. The Company pays a fee of 1/2 of 1% per annum of the average unused line of credit. All senior borrowings bear interest at a Base Rate (as defined) plus 1-1/2% per annum (9.25% at October 29, 1994) or at the Eurodollar Rate (as defined) plus 3.0% per annum (approximately 8.3% at October 29, 1994). Borrowings under the revolving line of credit are limited to specified percentages of eligible accounts receivable and inventories, as defined, plus an additional amount of $25,000,000. As of October 29, 1994, unused letters of credit issued and outstanding totalled $2,311,000. The outstanding unused letters of credit reduce the funds available under the revolving line of credit. At October 29, 1994, the Company had $82,771,000 available for borrowing under the revolving credit agreement.

         The credit agreement also provides that net cash proceeds from the sale of assets (as defined and excluding the sale of the Automotive Assets) will be used to permanently repay obligations thereunder to the extent such proceeds from March 1993 forward cumulatively exceed $35 million. No such asset sales occurred during fiscal 1994.

         Senior Secured Notes - The senior secured notes (the "Notes") bore interest at 11.75% and were issued in the 1991 reorganization. Notes totalling $6,530,000 matured on June 1, 1994 and were redeemed on that date. In connection with the sale of the Automotive Assets, the Company redeemed the remaining $93,470,000 outstanding balance of the Notes on July 15, 1994.

         Senior Subordinated Discount Notes - The Company issued the discount notes in the 1991 reorganization. The $151,107,000 of discount notes began accruing interest on June 1, 1992 at 10.85% with 9.85% paid semi-annually and 1% payable at maturity. Interest payable at maturity compounds semi-annually at the annual rate of 10.85%. In connection with the 1991 reorganization, the carrying value of the discount notes was reduced by $15,182,000 to its estimated net present value using an effective interest rate of 13%.

         Mandatory redemption payments equal to $37,777,000, plus accrued interest, are due on each of June 1, 1997 and June 1, 1998 prior to maturity on June 1, 1999 with optional early redemption available on or after June 1, 1994. On September 15, 1994, the Company redeemed $24,938,000 of principal and interest due at maturity with a portion of the proceeds received from the Automotive Assets sale.

         Senior Subordinated Notes - The senior subordinated notes bear interest at 10-1/4% with 9-1/4% paid semi-annually and 1% payable at maturity and were issued in the 1991 reorganization. Interest payable at maturity compounds semi-annually at the annual rate of 10.25%. In connection with the 1991 reorganization, the notes were adjusted to their estimated net present value by recording a discount of $16,596,000 resulting in an effective interest rate of 13%. Mandatory redemption payments equal to $31,250,000, plus accrued interest, are due on each of June 1, 1997 and June 1, 1998 with optional early redemption available on or after June 1, 1994. On September 15, 1994, the Company redeemed $20,932,000 of principal and interest due at maturity with a portion of the proceeds received from the Automotive Assets sale.

         Subordinated Debentures - The subordinated debentures bear interest at 7%, payable semi-annually, with a mandatory redemption payment of principal of $37,500,000 due May 15, 1999, prior to maturity on May 15, 2000, with optional early redemption available after May 15, 1993. The subordinated debentures were issued in the 1991 reorganization.
         In connection with the 1991 reorganization, the debentures were adjusted to an estimated net present value by recording a discount of $24,390,000 resulting in an effective interest rate of 13.5%.

         Equipment Financing - The Company has financed a portion of its equipment purchases with loans from a finance company and certain equipment vendors at fixed interest rates ranging from 7.6% to 9.7%. Monthly principal payments are due in various amounts as determined by the terms of the loans which have final maturity dates ranging from July 1995 through December 1998.

         Restrictive Covenants - Provisions of the senior credit agreement and the Company's other debt indentures place significant restrictions on certain corporate acts such as mergers, consolidations, acquisitions, repurchases of stock, the making of certain other restricted payments, transactions with affiliates and the sale of assets and prohibit the payment of cash dividends. The Company must maintain minimum levels of "net worth", defined to be total assets (excluding investments designated by management to satisfy possible contingent tax liabilities) minus total liabilities plus the subordinated notes and debentures and other adjustments, which vary quarterly from $268 million at October 29, 1994 to $205 million in the fourth quarter of 1996. In addition, the senior credit agreement contains requirements to meet certain financial ratios which vary quarterly or annually and place limitations on the Company's ability to incur additional debt or grant a security interest in its assets. Other customary covenants, conditions and default provisions are also present in the agreement and indentures. The Company was in compliance with the restrictions and financial covenants of its senior credit agreement and its long-term debt indentures at October 29, 1994.

         Fair Value - The fair value of the Company's long-term debt based on estimated quoted prices, compared to the carrying values (at discounted amounts), is as follows (in thousands):

                                                                 October 30, 1993         October 29, 1994
                                                               ---------------------    --------------------
                                                               Carrying       Fair      Carrying      Fair
                                                                 Value       Value        Value       Value
                                                               ---------  ----------    ----------  --------
           11.75% Senior Secured Notes                         $ 100,000  $  100,500
           10.85% Senior Subordinated Discount Notes             141,593     144,922    $  122,070  $ 93,186
           10.25% Senior Subordinated Notes                      115,906     120,235       100,560    77,086
           7% Subordinated Debentures                             55,320      56,250        57,613    33,750

         Other - Substantially all of the Company's assets are pledged as collateral for the senior credit facilities or the equipment financing.

         Interest expense includes $18,805,000 in 1992, $12,208,000 in 1993, and $11,450,000 in 1994 representing amortization of debt issuance expenses and accretion of interest on the discounted notes and accrued product liability costs (see Note 8).

         The Company recorded a $7,410,000 loss on early extinguishment of debt in connection with the retirement of certain debt with a portion of the proceeds of the Automotive Assets sale as discussed above. The loss represents deferred financing fees and reorganization discounts associated with the retired debt along with expenses of the transactions.

         Subsequent Events - Subsequent to October 29, 1994, the Company's bank credit agreement was amended to permit expenditures of up to $45 million for purchases of the Company's notes and debentures in the open market. Through January 4, 1995, $31 million had been expended by the Company to purchase and retire its notes and debentures at market prices, which were less than the carrying value of the indebtedness. The effect of such transactions on the debt maturities is to increase the bank debt which matures in December 1996 and reduce note and debenture indebtedness due in 1999 and thereafter.

         Maturities - Aggregate principal maturities of all long-term debt are as follows (in thousands):

                          Fiscal Year Ending
                          ------------------
                          1995                                      $     2,352
                          1996                                            2,138
                          1997                                          123,467
                          1998                                           72,269
                          1999                                          134,312
                          Thereafter                                     37,500
                                                                    -----------
                                                                    $   372,038
                                                                    ===========

  6.     SENIOR REDEEMABLE PREFERRED STOCK AND EQUITY SECURITIES

         Certain information on senior redeemable preferred stock and equity securities at October 29, 1994 is as follows:

                                                                                                  Shares
                                                                  Par  Shares                   Issued and
                                                                     Value       Authorized     Outstanding
                                                                  -----------    ----------     -----------
           Series A Senior Redeemable Preferred Stock                 $.01        700,000(1)       477,673
           Series B Junior Preferred Stock                             .01        700,000(1)        10,000
           Class A Common Stock                                        .01        700,000          490,000
           Class B Common Stock                                        .01        700,000          510,000


         (1) The aggregate number of authorized shares of preferred stock is 700,000, including both the senior redeemable preferred stock and the junior preferred stock.

         The senior redeemable preferred stock must be redeemed on May 15, 2003. Its holders vote with the junior preferred stockholders as a single class to elect two directors, otherwise, except in the event of default, the senior redeemable preferred stock is non-voting. The senior redeemable preferred stock is redeemable at the option of the Company prior to maturity at 103% of the liquidation preference of $100 per share. Dividends are cumulative and are calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. In connection with the 1991 reorganization, the senior redeemable preferred stock was discounted to its estimated net present value with the net discount of $23,351,000 reflected as an adjustment of additional paid-in capital. The difference between the net carrying value of the senior redeemable preferred stock and its mandatory redemption value is being amortized using the interest method of amortization over the life of the shares by charges to additional paid-in capital or, if available, by charges to retained earnings. The effective dividend rate on the senior redeemable preferred stock is 15.0%. The unamortized discount was approximately $24,560,000 at October 30, 1993 and $24,034,000 at October 29, 1994. The estimated fair value of senior redeemable preferred stock was $42.50 per share, or approximately $19,126,000, at October 30, 1993 based on trading information available as of that date. Because of the lack of recent trading activity and disparities in potential valuation methodologies, determination of the fair value of the Company's senior redeemable preferred stock is impractical at October 29, 1994.

         The junior preferred stock has a liquidation preference of $25 per share. Its holders vote with the senior redeemable preferred stockholders as a single class to elect two directors, otherwise, except in the event of default, the junior preferred stock is non-voting. The liquidation preference increases $15 per share for each year that the Company attains certain specified earnings levels for each of the first five fiscal years ending after April 2, 1991. No increase in the liquidation preference has yet occurred because actual earnings have been less than the specified earnings levels in each of the years. Dividends are non-cumulative and are payable at the same rate as is paid on the common stock, if any. As of October 29, 1994, no dividends had been paid. The Company's senior credit agreement prohibits the payment of cash dividends.

         The Class A and Class B common stocks have substantially the same voting rights except in the election of directors. The Class A common stockholders, voting separately as a class, have the right to elect three out of the seven Company directors.

  7.     INCOME TAXES

         The 1992, 1993 and 1994 provision for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

                                                                        1992           1993           1994
                                                                      --------       --------       --------
                 Current:
                   Federal                                            $      79      $     34
                   State                                                    521           666       $  1,573
                 Deferred state                                             846         1,082          1,227
                                                                      ---------      --------       --------
                 Provision for income taxes                           $   1,446      $  1,782       $  2,800
                                                                      =========      ========       ========

         The 1992 and 1993 current Federal income tax provisions relate to alternative minimum taxes and these amounts can be carried forward indefinitely and be claimed as credits against Federal income taxes in subsequent years.

         A reconciliation between income taxes at the statutory Federal income tax rate (34% for 1992, 34.83% for 1993 and 35% for 1994) and the
         provision for income taxes for the years ended 1992, 1993 and 1994 is as follows (in thousands):

                                                                        1992           1993          1994
                                                                        ----           ----          ----
           Income tax benefit at Federal statutory rate             $   (8,563)    $ (13,096)     $ (12,362)
           Increase in income taxes arising from effect of:
             State and local income taxes                                1,367         1,748          2,800
             Amortization of goodwill                                      328           314            316
             Other                                                         138           308            250
             Losses not resulting in tax benefits                        8,176        12,508         11,796
                                                                    ----------     ---------      ---------
           Provision for income taxes                               $    1,446     $   1,782      $   2,800
                                                                    ==========     =========      =========

         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                                        1993           1994
                                                                                        ----           ----
         Gross deferred assets:
           Estimated allowance for doubtful accounts                                 $    1,051     $   1,505
           Excess of tax over financial statement basis of inventory                      1,210         1,197
           Accruals deductible for tax purposes when paid                                 2,724         2,910
           Deferred compensation deductible for tax purposes when paid                      575           178
           Postretirement benefits deductible for tax purposes when paid                  2,121         1,927
           Miscellaneous                                                                     22            50
           Alternative minimum tax credit carryforward available                           -            2,100
           Deferred financial statement income recognized for tax purposes
             when received                                                                7,063         6,757
           Excess of tax basis of intangibles over financial statement basis             10,570         9,372
           Net operating loss carryover                                                  79,164        22,928
           Less valuation allowance                                                     (58,346)      (12,097)
                                                                                     ----------     ---------
             Gross deferred assets                                                       46,154        36,827
                                                                                     ----------     ---------

         Gross deferred liabilities:
           Pension asset recognized for book purposes                                      (450)       (1,641)
           Excess of financial statement over tax basis of property, plant,
             and equipment                                                              (28,298)      (29,105)
           Excess of tax over financial statement basis of debt instruments
             (net of deferred financing fees)                                           (13,087)       (6,266)
           Excess of financial statement over tax basis of discontinued operations       (4,304)         -
           Alternative minimum tax deferred                                                (400)         -
           Deferred state taxes resulting from filing separate subsidiary
             returns in some jurisdictions                                               (2,200)       (3,165)
           Miscellaneous                                                                   -             (215)
                                                                                     ----------     ---------
             Gross deferred liabilities                                                 (48,739)      (40,392)
                                                                                     ----------     ---------
             Net deferred tax liability                                              $   (2,585)    $  (3,565)
                                                                                     ==========     =========

         The net deferred tax liability is included in the accompanying consolidated balance sheet as a non-current liability.

         At October 29, 1994, the Company had net operating loss carryforwards for tax purposes of approximately $62,000,000. The net operating losses expire $27,000,000 in 2006, $25,400,000 in 2007 and $9,600,000
         in 2008. The Company also has alternative minimum tax net operating losses of approximately $10,500,000 which expire in 2006. During the year, the Company utilized approximately $141,000,000 and $95,500,000 of regular tax and alternative minimum tax net operating loss carryovers, respectively, to offset income from the disposition of discontinued operations. The Company incurred approximately $2,800,000 in Federal alternative minimum and state taxes on the sale. As previously noted, alternative minimum taxes can be carried forward indefinitely and used as a credit against regular federal taxes. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax benefits. Therefore, a valuation allowance has been provided.

         The Company's ability to utilize its net operating losses may be significantly limited under the income tax laws should there be future changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. Transactions in the Company's stock have significantly increased the possibility that there could be an ownership change for tax purposes if certain future transactions in the Company's stock occur. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Despite this potential restriction on utilization of the net operating loss carryforwards, the Company believes that it is more likely than not that the net operating loss carryforwards, net of the related valuation allowance, recorded at October 29, 1994 will be fully realized.

  8.     COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities, machinery and computer equipment under noncancellable operating leases. Rent expense was approximately $3,961,000 in 1992, $3,593,000 in 1993 and $4,040,000 in 1994.

         Future minimum payments, by year and in the aggregate, under the noncancellable operating leases with terms of one year or more consist of the following at October 29, 1994 (in thousands):

                     1995                            $  2,452
                     1996                               1,623
                     1997                                 742
                     1998                                 349
                     1999                                   5
                                                     --------
                                                     $  5,171
                                                     ========

         The Company has planned expenditures of approximately $26 million for property, plant and equipment additions in fiscal 1995.

         The Company has established incentive compensation plans for certain of its key executives. One plan provides for payments to participants at retirement or termination based on the increase of the fair value, as defined, of the common stock of the Company over certain established levels, as determined by the Company's Board of Directors. No amounts have been earned under the provisions of this plan, except for termination and death benefits accrued and paid of $99,000 and $203,000 in fiscal 1993 and 1994, respectively. A second plan provides for payments to participants, who are not covered by the previously described plan, based on the achievement of specified levels of cumulative operating earnings for the three years ending in 1994. The Company's policy is to accrue the cost of the plans as the fair value of the common stock increases over the established levels or as actual earnings occur if the earnings for the three year period are expected to reach the specified levels. At October 30, 1993, approximately $1,556,000 was accrued for this plan. No amount has been earned or accrued under this plan for employees of the Company's continuing operations as of October 29, 1994 .

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for such defective products was $11,743,000 at October 30, 1993 and $8,207,000 at October 29, 1994, which represents the estimated future costs. The estimated future costs include providing services and materials over a period extending into 1997. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Payments on accrued product liability claims were $4,429,000, $5,240,000 and $3,870,000 in the fiscal years 1992, 1993 and 1994, respectively. The Company periodically reevaluates the estimates used to determine the liability based on recent experience. Variances from the current estimates, which may occur, will be considered in determining if an adjustment of the liability is necessary in the future.

         In connection with the sale of the Automotive Assets in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities (principally United States Treasury Securities maturing in
         1997) designated by management to be available to satisfy possible contingent tax liabilities. The investments are classified as "held-to-maturity" and recorded at amortized cost. As of October 29, 1994, their aggregate fair value was approximately $39,600,000 and gross unrealized holding losses were approximately $600,000.

         The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

  9.     RETIREMENT PLANS

         Defined Benefit Pension Plan - Substantially all of the Company's employees are covered by a company-sponsored defined benefit pension plan. The plan also provides benefits to individuals employed by the Automotive businesses which were sold by the Company on June 28, 1994. The benefits of these former employees were "frozen" at the date of sale. Accordingly, these former employees will retain benefits earned through June 28, 1994; however, they will not accrue additional benefits. The plan provides pension benefits that are based on the employees' compensation during the last ten years of employment. The Company's policy is to fund the annual contribution required by applicable regulations.

         Assets of the pension plan are invested in common and preferred stocks, government and corporate bonds, real estate and various short-term investments.

         A reconciliation as of the most recent measurement date (November 1, 1993) of the funded status of the plan with amounts reported in the Company's consolidated balance sheets follows (in thousands):

                                                                             October 30,      October 29,
                                                                                1993             1994
                                                                             -----------      -----------
         Actuarial present value of benefit obligations:
           Vested                                                              $ 79,803         $ 79,185
           Non-vested                                                             1,003              710
                                                                               --------         --------
         Accumulated benefit obligation                                          80,806           79,895
         Provision for future pay increases                                       7,763            8,926
                                                                               --------         --------
           Total projected benefit obligation                                    88,569           88,821
         Plan assets at fair value                                               83,729           80,072
                                                                               --------         --------
         Projected benefit obligation greater than plan assets                   (4,840)          (8,749)
         Unrecognized net loss                                                    1,860            7,611
         Prior service cost not yet recognized in net periodic
           pension cost                                                           4,213            6,238
                                                                               --------         --------
         Pension asset in accompanying financial statements                    $  1,233         $  5,100
                                                                               ========         ========

                                                                           1992           1993          1994
                                                                           ----           ----          ----
           Components of net periodic pension cost:
           Service cost-benefits earned during the period                $  1,620       $  2,123     $  2,925
           Interest cost on projected benefit obligation                    6,874          7,135        6,987
           Return on plan assets                                           (7,403)        (9,998)       3,802
           Net amortization and deferral                                      549          3,317      (10,291)
                                                                         --------       --------     --------
           Net periodic pension cost                                        1,640          2,577        3,423
           Cost allocated to discontinued operations                          191            484          664
                                                                         --------       --------     --------
           Net periodic pension cost for continuing operations           $  1,449       $  2,093     $  2,759
                                                                         ========       ========     ========

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation at October 30, 1993 was 7.8% and at October 29, 1994 was 8.4%. The expected long-term rate of return on assets was 9% at October 30, 1993 and October 29, 1994. The assumed rate of increase in compensation levels was based on an age-related table at October 30, 1993 and October 29, 1994. Effective November 1, 1993, the Company amended the benefit formula for salaried employees to provide for an additional benefit on compensation in excess of the average social security wage base.

         401(k) Savings Plan - The Company also has a savings, investment and profit-sharing plan available to employees meeting eligibility requirements. Effective January 1, 1994, the Company amended the plan to include coverage of hourly wage employees (previously the plan covered substantially only salaried employees). The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions were approximately $329,000 in 1992, $332,000 in 1993 and $705,000 in 1994.

         Postretirement Benefits - Effective November 1, 1992, the Company adopted SFAS No. 106, which requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when claims are incurred, as had been the Company's practice. The cumulative effects as of November 1, 1992 of adopting SFAS No. 106 were to increase accrued postretirement benefit costs by approximately $5,936,000 and charge income in 1993 for approximately $5,716,000 after income taxes. The effect of adopting SFAS No. 106 on income from operations in 1993 was not significant.

         The Company has several unfunded defined benefit postretirement plans that provide certain health care and life insurance benefits to eligible retirees. The plans are contributory, with retiree contributions adjusted periodically, and contain cost-sharing features such as deductibles and coinsurance. The Company's life insurance plan provides benefits to both active employees and retirees. Active employee contributions in excess of the cost of providing active employee benefits are applied to reduce the cost of retirees' life insurance benefits. The following table sets forth the status of the company's postretirement plans as recorded in the accompanying financial statements (in thousands):

         Accumulated postretirement benefit obligation (APBO):

                                                                             October 30,        October 29,
                                                                                 1993               1994
                                                                             -----------        -----------
             Retirees                                                          $ 3,452            $ 3,160
             Fully eligible active plan participants                             1,897              1,703
             Other active plan participants                                        445                743
             Unrecognized gain                                                     609                579
                                                                               -------            -------
               Accrued postretirement benefit plan cost                        $ 6,403            $ 6,185
                                                                               =======            =======

         Net periodic postretirement benefit expense included the following components (in thousands):

                                                                                   1993            1994
                                                                                 -------         -------
             Service cost for benefits earned                                    $  (15)         $    6
             Interest cost on APBO                                                  413             420
                                                                                 ------          ------
             Net periodic postretirement cost                                    $  398          $  426
                                                                                 ======          ======

         Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.2% and 8.0% as of October 30, 1993 and October 29, 1994, respectively.

         Prior to November 1, 1992, the net cost of providing health care and life insurance benefits to retired employees was recognized as costs were paid. These costs totalled approximately $550,000 in 1992.

         Postemployment Benefits - Effective October 31, 1993, the Company adopted SFAS No. 112, which requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting instead of when paid, as had been the Company's practice.

         The cumulative effects as of October 31, 1993 of adopting SFAS No. 112 were to increase accrued postemployment benefit costs by approximately $1,000,000 and charge income for approximately $1,000,000 after income taxes. The effect of adopting SFAS No. 112 on income from operations in 1994 was not significant.

10.      RELATED PARTIES

         The Company incurred fees of $1,500,000 in 1992 and $1,250,000 each year in 1993 and 1994 for management services provided by certain shareholders pursuant to a management services agreement. The balance sheets as of October 30, 1993 and October 29, 1994 include accrued fees of $1,250,000 in other accrued expenses. The agreement provides for payments of fees to a shareholder of $1,000,000 in 1995 and annually thereafter through the year 2001.

         An investment banking company that owns common stock of the Company charged the Company approximately $361,000 in 1993 for various services.

11.      BUSINESS SEGMENTS

         The Company competes in three industry segments: Apparel Fabrics and Products, Industrial Fabrics and Products and Home Fashion Textiles. The apparel fabrics and products segment manufactures a broad range of apparel fabrics and apparel related products, including unfinished woven apparel fabrics (greige goods) for men's, women's and children's wear, and spun yarns for use in apparel and elastic products for use in undergarments and diapers. The industrial fabrics and products segment manufactures commercial roofing products made from woven synthetic fabrics and rubber-based specialty polymer compounds, other building construction products made from glass and synthetic fibers, various industrial products which generally have insulation or filtration characteristics, and other rubber products and various extruded polyurethane products. The home fashion textiles segment manufactures both residential and commercial carpet products and a variety of unfinished woven fabrics for use in the manufacturing of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics.

         Export sales are an immaterial percentage of net sales and the Company has no significant foreign operations. Earnings by business segment represent operating profit, excluding net unallocated corporate operating expenses. Identifiable segment assets are those assets used in the operations of the segment. Corporate assets are cash and other assets.

         Industry segment information (in thousands):

                                                                       1992           1993           1994
                                                                       ----           ----           ----
         Net sales:
           Apparel fabrics and products                             $   267,264    $   262,499    $  254,810
           Industrial fabrics and products                              166,957        156,763       169,736
           Home fashion textiles                                        176,764        178,491       178,870
                                                                    -----------    -----------    ----------
                                                                    $   610,985    $   597,753    $  603,416
                                                                    ===========    ===========    ==========

         Operating profit:
           Apparel fabrics and products                             $    27,205    $   21,791     $   18,487
           Industrial fabrics and products                                9,014         3,582          7,618
           Home fashion textiles                                          6,488         7,907          2,794
                                                                    -----------    ----------     ----------
             Total operating profit of segments                          42,707        33,280         28,899
         Interest expense                                                60,278        62,196         56,452
         Indirect corporate expenses and other                            7,615         8,679          7,768
                                                                    -----------    ----------     ----------
         Loss before income taxes, discontinued operations,
           extraordinary items, and cumulative effects of
           accounting changes                                       $   (25,186)   $   (37,595)   $  (35,321)
                                                                    ===========    ===========    ==========

         Identifiable assets:
           Apparel fabrics and products                             $   165,543    $   173,304    $  171,164
           Industrial fabrics and products                              103,197        103,323       106,124
           Home fashion textiles                                        108,298        117,127       109,615
                                                                    -----------    -----------    ----------
             Total segments                                             377,038        393,754       386,903
           Corporate and other                                           42,834        40,108         81,087
                                                                    -----------    ----------     ----------
                                                                        419,872        433,862       467,990
           Net assets held for sale                                     105,175        114,981          -
                                                                    -----------    -----------    ----------
                                                                    $   525,047    $   548,843    $  467,990
                                                                    ===========    ===========    ==========

         Depreciation and amortization expense:
           Apparel fabrics and products                             $    10,951    $   11,357     $   13,329
           Industrial fabrics and products                                5,339         4,939          6,103
           Home fashion textiles                                          7,734         7,270          7,813
                                                                    -----------    ----------     ----------
             Total segments                                              24,024        23,566         27,245
           Corporate and other                                            2,121         2,105          1,415
                                                                    -----------    ----------     ----------
                                                                    $    26,145    $   25,671     $   28,660
                                                                    ===========    ==========     ==========

         Capital expenditures:
           Apparel fabrics and products                             $    10,720    $    9,966     $    8,120
           Industrial fabrics and products                                3,082         5,556          6,171
           Home fashion textiles                                          7,255         8,904          7,724
                                                                    -----------    ----------     ----------
             Total segments                                              21,057        24,426         22,015
           Corporate and other                                                6            19             10
                                                                    -----------    ----------     ----------
                                                                    $    21,063    $   24,445     $   22,025
                                                                    ===========    ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company. Each director serves until a successor is elected and qualified. Directors receive no compensation for their services.

 Name                               Age      Position(s) Held
 ----                               ---      ----------------
 Steven M. Friedman                 40       Director and Chairman of the Board
                                             (Resigned as Chief Executive Officer effective November 29, 1994)

 Jerry E. Hunter                    57       Director and President (Appointed Chief Executive Officer effective
                                             November 29, 1994)

 David H. Taylor                    39       Director, Executive Vice President -- Finance and Secretary

 Michael E. Barker                  47       Director and Treasurer (Resigned each position effective November
                                             22, 1994)

 Muzzafar Mirza                     36       Director

 Alain M. Oberrotman                43       Director

 Marc C. Particelli                 49       Director (Appointed Effective November 29, 1994)


The business experience of each of the directors and executive officers during the past five years is as follows:

Steven M. Friedman was elected as the Chairman of the Board and Chief Executive Officer of the Company in April 1991. He has been a director of the Company since May 1988. Mr. Friedman became a general partner of EOS Partners, L.P. ("EOS Partners") (a private investment firm) on January 1, 1994. Prior thereto, he was a general partner of Odyssey Partners, a private investment partnership with substantial capital invested in marketable securities and closely-held businesses, since April 1988. He is also a director of Forstmann & Company, Inc., a manufacturer of textiles and textile-related products, Micom Communications, Corp., a supplier of data communications and networking products, Gundle Environmental Systems, Inc., Eagle Food Centers, Inc., a chain of grocery stores, The Leslie Fay Companies, Inc., a women's wear designer and manufacturer, Black Box Corp., a supplier of data communications products, and The Caldor Corporation, a chain of discount retail stores.

Jerry E. Hunter was appointed as a director of the Company on April 6, 1993. Mr. Hunter has served as President of the Company since September 1988. Prior to that time, from May 1988 to September 1988, he was Executive Vice-President
- - Operations. In addition, on January 18, 1994, Mr. Hunter was appointed as Chief Operating Officer of JPS Converter and Industrial Corp., a wholly owned subsidiary of the Company, and he also serves as a Vice-President of each of the Company's subsidiaries. From April 1986 to May 1988 he was Vice-President - Technical Services at J.P. Stevens. From March 1983 to March 1986, he was Senior Vice-President at Cannon Mills, Inc., a textile manufacturer. Prior to March 1983, he was employed by Springs Industries, a textile manufacturer, for twenty-one years.

David H. Taylor was appointed as a director of the Company on April 15, 1993. Mr. Taylor has served as Executive Vice-President - Finance and Secretary of the Company since June 1991, and prior thereto he was Controller and Assistant Secretary of the Company since May 1988. Prior to that time, he was a Senior Manager at Deloitte Haskins & Sells, a public accounting firm, by which he was employed from June 1977 through May 1988. In addition, Mr. Taylor serves as a Vice-President and Assistant Secretary of each of the Company's subsidiaries.

Michael E. Barker was elected as a director and the Treasurer of the Company in April 1991. He has been a principal of Odyssey Partners since July 1989.
Prior thereto, he served as Executive Vice President of Avon-Brazil, S.A. from 1988 to 1989, and as President of Interlan, Inc., a manufacturer of data communications products, from 1986 to 1988. Mr. Barker is currently a director and the Chairman of the Board, Chief Executive Officer and President of Black Box Corp. and Micom Communications Corp. He is also a director of Forstmann & Company, Inc., The Caldor Corporation and Gundle Environmental Systems, Inc.

Alain M. Oberrotman was appointed as a director of the Company on January 25, 1994. He has been a principal of Odyssey Partners since October 1992. From September 1990 to October 1992, he was a principal of Hambro International Equity Partners, a venture capital firm. Prior thereto, Mr. Oberrotman was the President of TVI Group, Inc., an interim management and consulting firm.

Muzzafar Mirza was appointed as a director of the Company on October 25, 1993. He has been a principal of Odyssey Partners since July 1993. From May 1988 to June 1993, he was employed by General Electric Capital Corporation, as head of Merchant Banking for the GE Capital Corporate Finance Group. From 1983 to 1988, he was a Vice President of Marine Midland Bank, N.A. Mr. Mirza is also a director of The Scotsman Group, Inc., a lessor of mobile office units.

Marc C. Particelli was appointed as a director of the Company on November 29, 1994. He has been a principal of Odyssey Partners since October 1, 1994.
Prior thereto, he was worldwide Practice Leader for the Consumer Products group at Booz, Allen & Hamilton, an international management consulting firm by which he was employed from 1974 to 1994.

The Company's directors are elected annually to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.

None of the directors or executive officers listed herein is related to any other such director or executive officer.

ITEM 11.     EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for the last three years for services in all capacities awarded to, earned by or paid to (i) the Company's Chief Executive Officer, (ii) the four other most highly compensated executive officers of the Company during Fiscal 1994 and (iii) two additional executive officers who departed during 1994 but whose compensation would place them in the group of four highest paid executive officers.

                           SUMMARY COMPENSATION TABLE


                                                 Annual Compensation            Long-Term
Name and                                         -------------------            Incentive            All Other
Principal Position                  Year         Salary        Bonus           Plan Payouts(2)     Compensation(3)
- ------------------                  ----         ------        -----           ------------        ------------
Steven M. Friedman,                 1994       $     0      $     0          $       0                $  0
  Chairman of the Board and         1993             0            0                  0                   0
     Chief Executive Officer (1)    1992             0            0                  0                   0

Jerry E. Hunter,                    1994          291,500      292,793               0                  5,219
  President (and Chief Executive    1993          265,000      108,942               0                  8,823
     Officer effective              1992          265,000      138,423               0                  8,585
     November 29, 1994)

David H. Taylor,                    1994          187,000      162,631               0                  3,271
  Executive Vice President -        1993          170,000       48,921               0                  6,704
     Finance and Secretary          1992          170,000       62,160               0                  6,609

Carl Rosen,                         1994          217,708       60,000               0                  4,354
  President of JPS Converter and    1993          175,500       50,000               0                  7,076
     Industrial Corp.               1992          116,917       35,000               0                    351

Bruce R. Wilby,                     1994          136,250       75,000               0                  2,500
  President of                      1993          123,369       15,000               0                  5,184
     JPS Elastomerics Corp.         1992          103,226        4,500               0                     18

Jerry A. Burns,                     1994          156,667      260,116          1,275,155               3,299
  Chief Executive Officer of        1993          191,250      370,000               0                  7,693
     JPS Auto Inc. (4)              1992          170,000      184,374               0                  7,101

Robert B. Sparks,                   1994          120,833      230,541            900,109               2,289
  President of                      1993          175,000      350,000               0                  6,833
     JPS Auto Inc.(4)               1992          160,000      173,528               0                  6,405

- ---------------------

(1) Steven M. Friedman resigned as Chief Executive Officer on November 29, 1994. He does not receive, and has no arrangement with respect to, compensation from the Company for services rendered by him for or on behalf of the Company.
(2)          Payouts under the Company's long-term incentive plan (see below).
(3) Employer matching 401(k) plan contribution and employer provided life insurance premiums.
(4) Jerry A. Burns and Robert B. Sparks terminated their employment with the Company on June 28, 1994 in connection with the Company's sale of the Automotive Assets.

LONG-TERM INCENTIVE PLAN AWARDS GRANTED IN FISCAL 1994

In 1994, the Company made payouts to Jerry A. Burns and Robert B. Sparks under its Long-Term Incentive Plan. No other employees earned an award under the plan which expired in 1994. Payouts of awards were tied to the Company's subsidiaries achieving specified aggregate earnings levels during the period from Fiscal 1992 through its fiscal year ending in 1994.

RETIREMENT PENSION PLAN

The Company maintains a Retirement Pension Plan for all employees (the "Pension Plan"), including its salaried employees. The Pension Plan is a defined benefit pension plan providing a formula benefit with contributions determined on an actuarial basis. The Pension Plan generally covers all employees 21 years of age or older who have completed one year of service with the Company. The Pension Plan generally takes into account annual compensation earned under certain predecessor plans of J.P. Stevens.

The following table indicates the approximate amounts of annual retirement income that would be payable to a salaried employee under the Pension Plan based on the compensation levels and years of credited service shown. There would be no social security or other offset deducted from the amounts shown.

                              PENSION PLAN TABLE*

                                                                Years of Service
                                  ------------------------------------------------------------------------
Remuneration                      15 Years         20 Years         25 Years         30 Years     35 Years
- ------------                      --------         --------         --------         --------     --------
  $125,000                         $20,456          $27,274          $34,093          $40,911      $47,730
   150,000                          24,956           33,274           41,593           49,911       58,230
   175,000                          29,456           39,274           49,093           58,911       68,730
   200,000                          33,956           45,274           56,593           67,911       79,230
   225,000                          38,456           51,274           64,093           76,911       89,730
   250,000                          40,407           53,876           67,345           80,814       94,282
   300,000                          40,407           53,876           67,345           80,814       94,282
   400,000                          40,407           53,876           67,345           80,814       94,282
   450,000                          40,407           53,876           67,345           80,814       94,282
   500,000                          40,407           53,876           67,345           80,814       94,282

- -----------
* Assumes individual retires at age 65 in 1994 with the indicated years of service and compensation. The social security integration level of such individuals would be $24,312. The social security integration level is adjusted annually.

Credited years of service for benefit accrual under the Pension Plan, as of October 29, 1994, for the following executive officers are:

                 Steven M. Friedman . . . . . . . . . . . . . . . . . .        0 years
                 Jerry E. Hunter  . . . . . . . . . . . . . . . . . . .        8 years
                 David H. Taylor  . . . . . . . . . . . . . . . . . . .        5 years
                 Carl Rosen . . . . . . . . . . . . . . . . . . . . . .        3 years
                 Bruce R. Wilby . . . . . . . . . . . . . . . . . . . .       19 years
                 Jerry A. Burns . . . . . . . . . . . . . . . . . . . .        5 years
                 Robert B. Sparks . . . . . . . . . . . . . . . . . . .       19 years

Annual retirement benefits for salaried employees are generally computed as the sum of 0.6% of a participant's average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 plan years of service) multiplied by the years of benefit service plus 0.6% of a participant's compensation which exceeds the Participant's Social Security Integration Level (equal to $24,312 in 1994) multiplied by the participant's years of benefit service. The Pension Plan provides that participants' benefits fully vest after five years of service or the attainment of age 65.

This table may understate the benefits available to certain participants because salaried employees who were covered by the Pension Plan before July 1, 1989 are entitled to the greater of the benefit formula noted above or the prior benefit formula, plus additional accrued benefits under the new formula since July 1, 1989. Under the prior formula, a participant's annual pension payable as of normal retirement age was equal to 1% of the portion of "final average compensation" which was equal to the "social security integration level" in effect for the year of retirement, plus 1.5% of the portion of the participant's final average compensation in excess of the social security integration level, the sum of which was multiplied by the number of years of credited service not exceeding 35.

Compensation covered by the Pension Plan consists of all payments made to a participant for personal services rendered as an employee of the Company which are subject to federal income tax withholding, excluding imputed income attributable to certain fringe benefit programs. With respect to salaried employees, plan compensation covers up to a maximum of $235,840 per individual for the plan year beginning November 1, 1993. In accordance with the Revenue Reconciliation Act of 1993, plan compensation will be limited to $150,000, as adjusted effective November 1, 1994. The amounts shown are also subject to possible maximum limitations under Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") are subject to possible reduction for amounts payable under other JPS qualified plans.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive no compensation for their services.

MANAGEMENT AGREEMENT

Pursuant to a management agreement (the "Management Agreement"), dated as of April 2, 1991, between the Company and Odyssey Investors, Inc., a Delaware corporation and an affiliate of Odyssey Partners ("Odyssey Investors"), the Company agreed to pay Odyssey Investors a $1.25 million fee for Fiscal 1994 and $1.0 million annually for Fiscal 1995 and for each fiscal year thereafter through April 2, 2001, in exchange for certain management services provided by Odyssey Investors. Such services include continual financial advisory and business management services in order to maximize the efficiency of operations and enhance profitability.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee or other board committee performing equivalent functions thereto. However, Odyssey Investors, as part of its duties under the Management Agreement, from time to time during the past fiscal year has participated in certain discussions with Jerry E. Hunter, the President, Chief Executive Officer and a Director of the Company, and David H. Taylor, Executive Vice President-Finance, Secretary and a Director of the Company in determining certain business and financial objectives and other criteria to enable the Company to set compensation awards for the Company's executive officers.

ITEM 12.     SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

The following table sets forth information as of January 20, 1995 with respect to the beneficial ownership of shares of (i) Senior Preferred Stock; (ii) Junior Preferred Stock; (iii) Class A Common Stock; and (iv) Class B Common Stock by (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group.

                           Senior Preferred Stock      Junior Preferred Stock      Class A Common Stock       Class B Common Stock
                          ------------------------   -------------------------   ------------------------   ------------------------
Number of 5%               Number of   Percent of      Number of   Percent of     Number of   Percent of     Number of   Percent of
Beneficial Owner             Shares       Class          Shares       Class         Shares      Class(1)       Shares      Class(1)
- ----------------          ----------- ------------   ------------ ------------   ----------- ------------   ----------- ------------
Presidential Life           48,483      10.00%
 Insurance Company
c/o The Bank of New York
Post Office Box 16203
New York, NY  10249

Franklin Funds              48,483      10.00%
c/o Smog & Co.
P.O. Box 910
Wall Street Station
New York, NY  10005

Executive Life Ins. Co.     48,483      10.00%                                     73,606      7.36%
 Base Assets Trust
11444 Olympic Blvd.
Los Angeles, CA  90064

Bear Stearns Securities
 Corp.(4)                   38,926       8.03%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Odyssey Partners, L.P.(2)                              5,000        50.00%                                    340,000     34.00%
31 West 52nd Street
New York, NY  10019

DLJ Capital Corp.(3)                                                                                          170,000     17.00%
140 Broadway
New York, NY  10005-1285

Messrs. Grant M. Wilson,                               5,000        50.00%
William J. DeBrule
and Yehochai Schneider

Everest Capital Fund, L.P.                                                          67,144      6.71%
c/o Morgan Stanley & Co., Inc.
One Pierpont Plaza
Brooklyn, NY  11201

Lutheran Brotherhood Research Corp.
625 Fourth Avenue South
Minneapolis, MN  55415                                                              70,180      7.02%

Crescent Shared
 Opportunity Fund, L.P.     35,314       7.28%
c/o State Street Bank
PO Box 2136
Boston, MA  02106

                           Senior Preferred Stock      Junior Preferred Stock      Class A Common Stock       Class B Common Stock
                          ------------------------   -------------------------   ------------------------   -----------------------
Number of 5%               Number of   Percent of      Number of   Percent of     Number of   Percent of     Number of   Percent of
Beneficial Owner             Shares       Class          Shares       Class         Shares       Class         Shares       Class
- ----------------          ----------- ------------   ------------ ------------   ----------- ------------   ----------- -----------
Citibank, N.A. (4)          53,867      11.11%
PO Box 1530, Grand Central
111 Wall Street,
20th FL, Zone 9
New York, NY  10043

Jefferies & Company,
 Inc.                       69,463      14.33%
c\o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street
 Bank-Custodian             48,194       9.94%
c\o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Directors and executive                                                                                       510,000     51.00%
officers as a group(5)
(7 persons)

- -------------------

(1) Percentages represented hereunder are based on the combined Class A and Class B Common Stock issued and outstanding.

(2) Represents shares of Class B Common Stock and Junior Preferred Stock owned by Odyssey Partners. In addition, Odyssey Partners has voting control with respect to the 5,000 shares of Junior Preferred Stock held by Grant M. Wilson, William J. DeBrule and Yehochai Schneider. The Class B Common Stock shares are subject to a Stockholders' Agreement, which provides, among other things, for certain restrictions on the voting and transfer of such shares. Leon Levy, Jack Nash, Stephen Berger, Joshua Nash and the Nash Family Partnership, by virtue of being general partners of Odyssey Partners, share voting and dispositive power with respect to the Class B Common Stock and Junior Preferred Stock owned by Odyssey Partners and, accordingly, may each be deemed to own beneficially such stock owned by Odyssey Partners. Each of such persons has expressly disclaimed any such beneficial ownership (within the meaning of Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) which exceeds the proportionate interest in the Class B Common Stock and Junior Preferred Stock which he or it may be deemed to own as a general partner of Odyssey Partners. Mr. Friedman has an indirect fractional financial interest in the shares of Class B Common Stock owned by Odyssey Partners; however, he has no voting or dispositive power over any shares owned by Odyssey Partners.

(3) Such shares are subject to the Stockholders' Agreement, which provides, among other things, for certain restrictions on the voting and transfer of such shares. In addition, pursuant to the Voting Trust Agreement, dated as of April 2, 1991, between DLJ and Lincoln National, DLJ conferred the right to vote 120,000 of such shares of Class B Common Stock to Lincoln National, as voting trustee. Such shares include shares held by DLJ First ESC L.L.C. which is an "employee securities corporation" formed to hold securities in behalf of participants in certain DLJ incentive compensation plans.

(4) Shown is the nominee recordholder of such shares. It is not known if all shares are held for one beneficial owner, as the nominee has not provided ownership information.

(5) None of Jerry E. Hunter, David H. Taylor, Carl Rosen, Bruce Wilby, Jerry A. Burns or Robert B. Sparks, the executive officers listed above in Item 11, " -- Executive Compensation -- Summary Compensation Table," beneficially own, or may be deemed to own, any shares of capital stock of the Company, and therefore are not listed in this table.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
             FORM 8-K.

(a)   (1)    The following financial statements are included in Item 8:

      (i)    Independent Auditors' Report
     (ii)    Consolidated Balance Sheets as of October 29, 1994 and October 30,
             1993.
    (iii) Consolidated Statements of Operations for the fiscal years ended October 29, 1994, October 30, 1993 and October 31, 1992.
     (iv) Consolidated Statements of Senior Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the fiscal years ended October 29, 1994, October 30, 1993 and October 31, 1992 .
      (v) Consolidated Statements of Cash Flows for the fiscal years ended October 29, 1994, October 30, 1993 and October 31, 1992.
     (vi)    Notes to Consolidated Financial Statements.

The registrant is primarily a holding company and all subsidiaries are totally held.

      (2) The financial statement schedule required by Item 8 is listed on Index to Financial Statement Schedule, starting at page S-1 of this report.

      (3) The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Index to Exhibits. Registrant will furnish to any securityholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such securityholder of registrant's reasonable expenses in furnishing any such exhibit.

(b) No reports on Form 8-K have been filed by registrant during the last quarter of the period covered by this report.

(c)          Reference is made to Item 14(a)(3) above.

(d)          Reference is made to Item 14(a)(2) above.

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this report, which are incorporated herein:

Exhibit
Number                            Description
- -------                           -----------
  2.1(i)     Plan of Reorganization of JPS Textile Group, Inc., a Delaware corporation (the "Company"), filed pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 7, 1991 (the "Plan").*

  2.1(ii)    Revised Technical and Conforming Amendment to the Company's Plan, dated March 20, 1991.*

  3.1        Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on
             April 1, 1991.*

  3.2        By-laws of the Company.*

  3.3        Certificate of Designations of the Company's Series A Senior Preferred Stock (the "Senior Preferred Stock").*

  3.4        Certificate of Designations of the Company's Series B Junior Preferred Stock.*

  4.1        Indenture, dated as of April 2, 1991 (the "Discount Note Indenture"), between the Company and First Trust National
             Association ("First Trust"), as Trustee, relating to the Company's Senior Subordinated Discount Notes due June 1, 1999
             (the "Discount Notes").*

  4.2        Form of Discount Note, incorporated by reference to Exhibit A to the Discount Note Indenture filed herewith as Exhibit
             4.7.*

  4.3        Indenture, dated as of April 2, 1991 (the "Subordinated Note Indenture"), between the Company and First Trust, as
             Trustee, relating to the Company's 10.25% Senior Subordinated Notes due June 1, 1999 (the "Subordinated Notes").*

  4.4        Form of Subordinated Note, incorporated by reference to Exhibit A to the Subordinated Note Indenture filed herewith as
             Exhibit 4.9.*

  4.5        Indenture, dated as of April 2, 1991 (the "Debenture Indenture"), between the Company and First Bank National
             Association, as Trustee, relating to the Company's 7% Subordinated Debentures due May 15, 2000 (the "Debentures").*

  4.6        Form of Debenture, incorporated by reference to Exhibit A to the Debenture Indenture filed herewith as Exhibit 4.11.*

  4.7        Stockholders' Agreement, dated as of April 2, 1991, among Odyssey Partners, L.P. ("Odyssey Partners"), DLJ Capital
             Corp. ("DLJ Capital") and Lincoln National Bank and Trust Company of Fort Wayne ("Lincoln National").*

Exhibit
Number                Description
- -------               -----------
  4.8        Letter Agreement, dated April 2, 1991, regarding certain rights of "co-sale" granted by Odyssey Partners, DLJ Capital and Lincoln National to the holders of the Company's Class A Common Stock.*

  4.9        Letter Agreement, dated March 21, 1991, among Odyssey Partners, Grant M. Wilson, William J. DeBrule and Yehochai
             Schneider.*

  9.1        Voting Trust Agreement, dated as of April 2, 1991, between DLJ Capital and Lincoln National.*

 10.1        Management Agreement, dated as of April 2, 1991, by and between the Company and Odyssey Investors, Inc.*

 10.2        Registration Rights Agreement, dated as of April 2, 1991, by and among the Company and the holders of the Company's
             Senior Notes, Discount Notes, Subordinated Notes, Senior Preferred Stock and Class A Common Stock (collectively, the
             "Securities").*

 10.3        Loan and Security Agreement, dated as of October 30, 1991 (the "CIT Loan Agreement"), between JPS Converter and
             Industrial Corp., a Delaware corporation ("JCIC") and The CIT Group/Equipment Financing, Inc. ("CIT").*

 10.4        First Amendment to the CIT Loan Agreement, dated as of June 26, 1992, by and between JCIC and CIT.*

 10.5        Second Amendment to the CIT Loan Agreement, dated as of December 22, 1992, by and between JCIC and CIT.*

 10.6        Agreement of Lease, dated as of June 1, 1988, by and between 1185 Avenue of the Americas Associates ("1185 Associates")
             and JCIC.*

 10.7        Lease Modification and Extension Agreement, dated as of April 2, 1991, by and between 1185 Associates and JCIC.*

 10.8        Third Amendment to the CIT Loan Agreement, dated as of August 6, 1993, by and between JCIC and CIT.**

 10.9        Trademark License Agreement, dated as of May 9, 1988, by and between J.P. Stevens and JPS Acquisition Corp.
             (predecessor to the Company.)**

 10.10       Omnibus Real Estate Closing Agreement, dated as of May 9, 1988, by and among J.P. Stevens, JPS Acquisition Corp., JPS
             Acquisition Automotive Products Corp., JPS Acquisition Carpet Corp., JPS Acquisition Industrial Fabrics Corp., JPS
             Acquisition Converter and Yarn Corp. and JPS Acquisition Elastomerics Corp.**

Exhibit
Number              Description
- -------             -----------
10.11        Purchase Agreement, dated as of April 24, 1988, by and among JPS Holding Corp., the Company, Odyssey Partners, West
             Point-Pepperell, Inc., STN Holdings Inc., Magnolia Partners, L.P. and J.P. Stevens.**

10.12        Asset Purchase Agreement, dated as of May 25, 1994, by and among the Company, JAPC, JCIC, JPS Auto Inc., a Delaware corporation, and Foamex International Inc., a Delaware corporation.***

10.13        Fourth Amended and Restated Credit Agreement (the "Existing Credit Agreement"), dated as of June 24, 1994, by and among the Company, JCIC, JPS Elastomerics Corp., a Delaware corporation ("JEC"), JPS Carpet Corp., a Delaware corporation
             ("JCC"), the financial institutions listed on the signature pages thereof, Citibank, N.A. ("Citibank"), as Agent and
             Administrative Agent, and General Electric Capital Corporation ("GECC"), as Co-Agent and Collateral Agent. ****

10.14        First Amendment to the Existing Credit Agreement, dated as of November 4, 1994, by and among the Company, JCIC, JEC,
             JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and
             GECC, as Co-Agent and Collateral Agent. *****

10.15        Second Amendment to the Existing Credit Agreement, dated as of December 21, 1994, by and among the Company, JCIC, JEC,
             JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and
             GECC, as Co-Agent and Collateral Agent. *****

10.16        Fourth Amendment to CIT Loan Agreement, dated as of December 29, 1994, by and between JCIC and CIT.*****

10.17        Lease Modification and Extension Agreement, dated as of April 30, 1993, by and between 1585 Associates and JCIC.*****

21.1         List of Subsidiaries of the Company.*****

27.1         Financial data schedule.*****

             --------------

        *    Previously filed as an exhibit to Registration Statement No.
             33-58272 on Form S-1, declared effective by the SEC on July 26,
             1993, and incorporated herein by reference.
       **    Previously filed as an exhibit to the Company's Annual Report on
             Form 10-K for the year ended October 30, 1993.
      ***    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.
     ****    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.
    *****    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                JPS TEXTILE GROUP, INC.


Date:  January 27, 1995                By: /s/ Jerry E. Hunter
                                           -----------------------
                                           JERRY E. HUNTER
                                           President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                     DATE
- ---------                                  -----                                     ----
/s/ Steven M. Friedman                     Director and Chairman                 January 27, 1995
- --------------------------                   of the Board
STEVEN M. FRIEDMAN


/s/ Jerry E. Hunter                        Director, President and               January 27, 1995
- --------------------------                   Chief Executive Officer
JERRY E. HUNTER


/s/ David H. Taylor                        Director, Executive                   January 27, 1995
- --------------------------                   Vice President -Finance,
DAVID H. TAYLOR                              Principal Financial Officer and
                                             Secretary



/s/ Muzzafar Mirza                         Director                              January 27, 1995
- --------------------------
MUZZAFAR MIRZA


/s/ Alain M. Oberrotman                    Director                              January 27, 1995
- --------------------------
ALAIN M. OBERROTMAN


/s/ Marc C. Particelli                     Director                              January 27, 1995
- --------------------------
MARC C. PARTICELLI


/s/ Allen A. Hodges                        Controller                            January 27, 1995
- --------------------------
ALLEN A. HODGES

JPS TEXTILE GROUP, INC.                                        INDEX TO SCHEDULE


INDEX TO FINANCIAL STATEMENT SCHEDULE
For the Years Ended October 31, 1992, October 30, 1993 and October 29, 1994


FINANCIAL STATEMENT SCHEDULE

VIII.    Valuation and Qualifying Accounts and Reserves                      S-2





Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS TEXTILE GROUP, INC.                                            SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
  (IN THOUSANDS)


            Column A                               Column B           Column C           Column D    Column E
- ------------------------------                   -----------  ------------------------  ----------  ----------
                                                                            Charged to
                                                  Balance at   Charged to     Other                 Balance at
                                                  Beginning    Costs and     Accounts   Deductions    End of
        Classification                            of Period     Expenses     Describe    Describe     Period
- ------------------------------                   -----------  -----------   ----------  ----------  ----------
Allowances Deducted from Asset to Which They Apply:                             (a)         (b)

Year Ended October 31, 1992 (52 Weeks)
    Allowance for doubtful accounts                 $ 1,694      $   727                 $     365    $ 2,056
    Claims, returns and other allowances              2,126                   $   802                   2,928
                                                    -------      -------      -------    ---------    -------
                                                    $ 3,820      $   727      $   802    $     365    $ 4,984
                                                    =======      =======      =======    =========    =======

Year Ended October 30, 1993 (52 Weeks)
    Allowance for doubtful accounts                 $ 2,056      $ 1,107      $   (93)   $     740    $ 2,330
    Claims, returns and other allowances              2,928                       501                   3,429
                                                    -------      -------      -------    ---------    -------
                                                    $ 4,984      $ 1,107      $   408    $     740    $ 5,759
                                                    =======      =======      =======    =========    =======

Year Ended October 29, 1994 (52 Weeks)
    Allowance for doubtful accounts                 $ 2,330      $ 1,313      $   846    $  (1,965)   $ 2,524
    Claims, returns and other allowances              3,429          (73)       4,138       (3,795)     3,699
                                                    -------      -------      -------    ---------    -------
                                                    $ 5,759      $ 1,240      $ 4,984    $  (5,760)   $ 6,223
                                                    =======      =======      =======    =========    =======




(a) Change in various reserves charged to net sales.

(b) Uncollected receivables written off, net of recoveries.