Form 10-Q
JPS TEXTILE GROUP INC /DE/
filed 1995-03-14
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------    ------------.
                        Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                       57-0868166
----------------------------------              --------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina     29607
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of March 10, 1995.

JPS TEXTILE GROUP, INC.
INDEX

PART I.          FINANCIAL INFORMATION                                                               Page
                                                                                                    Number

    Item 1.      Condensed Consolidated Balance Sheets
                     January 28, 1995 (Unaudited) and October 29, 1994  . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Operations
                     Three Months Ended January 28, 1995 and
                     January 29, 1994 (Unaudited)   . . . . . . . . . . . . . . . . . . . . .         4

                 Condensed Consolidated Statements of Cash Flows
                     Three Months Ended January 28, 1995 and
                     January 29, 1994 (Unaudited)   . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . .         6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .         9

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                January 28,   October 29,
                                                                                   1995           1994
                                                                               ------------   ------------
                                                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                                                           $  3,576       $  2,873
  Accounts receivable                                                              92,902        102,804
  Inventories                                                                      77,897         74,966
  Prepaid expenses and other                                                        3,267          1,783
                                                                                 --------       --------
    Total current assets                                                          177,642        182,426
Property, plant and equipment, net                                                203,737        204,094
Excess of cost over fair value of net assets acquired, net                         32,213         32,454
Other assets                                                                       48,615         49,016
                                                                                 --------       --------

         Total                                                                   $462,207       $467,990
                                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                               $ 41,574       $ 41,013
  Accrued interest                                                                  5,328         12,448
  Accrued salaries, benefits and withholdings                                      13,953         15,271
  Other accrued expenses                                                           13,490         15,403
  Current portion of long-term debt                                                 2,875          2,347
                                                                                 --------       --------
    Total current liabilities                                                      77,220         86,482
Long-term debt                                                                    326,365        335,472
Deferred income taxes                                                               4,865          3,565
Other long-term liabilities                                                        19,945         20,481
                                                                                 --------       --------
    Total liabilities                                                             428,395        446,000
                                                                                 --------       --------
Senior redeemable preferred stock                                                  25,270         24,340
                                                                                 --------       --------
Shareholders' equity (deficit):
  Junior preferred stock                                                              250            250
  Common stock                                                                         10             10
  Additional paid-in capital                                                       32,514         33,444
  Deficit                                                                         (24,232)       (36,054)
                                                                                 --------       --------
    Total shareholders' equity (deficit)                                            8,542         (2,350)
                                                                                 --------       --------

         Total                                                                   $462,207       $467,990
                                                                                 ========       ========

Note: The condensed consolidated balance sheet at October 29, 1994 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)


                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                January 28,   January 29,
                                                                                   1995           1994
                                                                                -----------   -----------

Net sales                                                                       $  147,233    $  134,066
Cost of sales                                                                      126,278       116,244
                                                                                ----------    ----------

Gross profit                                                                        20,955        17,822
Selling, general and administrative expenses                                        15,894        15,371
                                                                                ----------    ----------
Income from operations                                                               5,061         2,451
Interest expense                                                                    10,065        15,486
Other income (expense), net                                                           (394)           17
                                                                                ----------    ----------

Loss before income taxes, income from discontinued
  operations, extraordinary gain and cumulative effect of
  accounting change                                                                 (5,398)      (13,018)
Income taxes                                                                           300           282
                                                                                ----------    ----------

Loss before income from discontinued operations, extraordinary
  gain and cumulative effect of accounting change                                   (5,698)      (13,300)
Income from discontinued operations, net of taxes                                      -           5,939
Extraordinary gain on early extinguishment of debt, net of taxes                    17,520           -
Cumulative effect of accounting change, net of taxes                                   -          (1,000)
                                                                                ----------    ----------

Net income (loss)                                                                   11,822        (8,361)
Senior redeemable preferred stock in-kind dividends and
  discount accretion                                                                   930           809
                                                                                ----------    ----------

Income (loss) applicable to common stock                                        $   10,892    $   (9,170)
                                                                                ==========    ==========

Weighted average common shares outstanding                                       1,000,000     1,000,000
                                                                                ==========    ==========
Earnings (loss) per common share:
  Loss before income from discontinued operations, extraordinary
    gain and cumulative effect of accounting change                             $    (6.63)   $   (14.11)
  Income from discontinued operations                                                  -            5.94
  Extraordinary gain on early extinguishment of debt                                 17.52           -
  Cumulative effect of accounting change                                               -           (1.00)
                                                                                ----------    ----------

  Net income (loss)                                                             $    10.89    $    (9.17)
                                                                                ==========    ==========

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                January 28,   January 29,
                                                                                   1995           1994
                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $ 11,822       $ (8,361)
                                                                                 --------       --------
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Income from discontinued operations                                             -           (5,939)
      Extraordinary gain on early extinguishment of debt                          (17,520)           -
      Cumulative effect of accounting change                                          -            1,000
      Depreciation and amortization, except amounts included
         in interest expense                                                        6,974          6,595
      Interest accretion and debt issuance cost amortization                        2,422          2,922
      Other, net                                                                     (282)         1,389
      Changes in assets and liabilities:
         Accounts receivable                                                        9,902         18,347
         Inventory                                                                 (2,931)        (3,912)
         Prepaid expenses and other assets                                           (907)          (532)
         Accounts payable                                                             561         (4,867)
         Accrued expenses and other liabilities                                    (9,722)       (10,889)
                                                                                 --------       --------
           Total adjustments                                                      (11,503)         4,114
                                                                                 --------       --------
  Net cash provided by (used in) operating activities                                 319         (4,247)
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                 (6,375)        (7,228)
  Receipts from discontinued operations, net                                          -            6,006
                                                                                 --------       --------
    Net cash used in investing activities                                          (6,375)        (1,222)
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                                            (25)           (61)
  Revolving credit facility borrowings, net                                        44,048          7,194
  Proceeds from issuance of long-term debt                                          5,000            -
  Repayment of long-term debt                                                     (42,264)          (585)
                                                                                 --------       --------
    Net cash provided by financing activities                                       6,759          6,548
                                                                                 --------       --------

Net increase in cash                                                                  703          1,079
Cash at beginning of period                                                         2,873          2,080
                                                                                 --------       --------

Cash at end of period                                                            $  3,576       $  3,159
                                                                                 ========       ========
Supplemental cash flow information:
  Interest paid                                                                  $ 15,428       $ 20,435
  Income taxes paid                                                                   830            421
  Non-cash financing activities:
    Senior redeemable preferred stock dividends-in-kind                               718            676


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 28, 1995 for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994. The results of operations for the interim period are not necessarily indicative of the operating results of the full year.

         During the fourth quarter of fiscal 1994, the Company changed, effective as of the beginning of fiscal 1994, its accounting policy with respect to other postemployment benefits to comply with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits ". This change is more fully explained in
         Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994. The fiscal 1994 amounts included in this report have been restated, where applicable, to reflect the adoption of these changes as of October 31, 1993. The effect of the restatement was to increase the net loss for the three months ended January 29, 1994 from $7,361,000 to $8,361,000 as a result of the cumulative effect of the accounting change of $1,000,000. There was no material effect on income from operations for the three months ended January 29, 1994 as a result of the accounting change.

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation. In addition, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994 regarding reclassifications of 1994 amounts for discontinued operations.


2.       Inventories (In Thousands):

                                           January 28,    October 29,
                                               1995           1994
                                           -----------     ----------
         Raw materials                       $16,482        $17,104
         Work-in-process                      32,113         29,059
         Finished goods                       29,302         28,803
                                             =======        =======
             Total                           $77,897        $74,966
                                             =======        =======

3.       Long-Term Debt and Purchases of Company Debt Securities

         During the first quarter of fiscal 1995, the Company expended $36,607,000 to make open market purchases of certain of its outstanding notes and debentures with an aggregate face value of $66,571,000 and a carrying value (including interest due at maturity) of $59,225,000. The Company recognized a gain from early extinguishment of debt of $17,520,000, net of expenses of $1,898,000 and income taxes of $3,200,000.

         Long-term debt consists of (in thousands):

                                                                               January 28,    October 29,
                                                                                   1995           1994
                                                                               -----------    -----------
         Senior credit facility revolving line of credit                         $ 93,966       $ 49,918
         Senior subordinated discount notes (including interest due
           at maturity of $3,277 and $3,395, respectively)                        112,525        130,179
         Senior subordinated notes (including interest due at maturity of
           $3,497 and $4,404, respectively)                                        80,270        109,283
         Subordinated debentures                                                   54,071         75,000
         Equipment financing                                                       12,100          7,658
                                                                                 --------       --------
             Total                                                                352,932        372,038
         Less reorganization discount:
           Senior subordinated discount notes                                      (6,388)        (8,109)
           Senior subordinated notes                                               (5,569)        (8,723)
           Subordinated debentures                                                (11,735)       (17,387)
                                                                                 --------       --------
             Total long-term debt                                                 329,240        337,819
         Less current portion                                                      (2,875)        (2,347)
                                                                                 --------       --------
             Long-term portion                                                   $326,365       $335,472
                                                                                 ========       ========

4.       Discontinued Operations

         On June 28,1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1994 (the "Asset Purchase Agreement"), by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser.

         The Automotive Assets consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Net sales from such discontinued operations were $78.1 million in the first quarter of fiscal 1994. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a four year period, not to directly or indirectly compete with the sold businesses in North, Central and South America.

         The purchase price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments which may result in a gain to be recognized in a future period. The sale of the Automotive Assets resulted in an approximate gain of $133 million, net of income taxes of $2.8 million, in the third quarter of fiscal 1994.

         The net cash proceeds from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $213 million and such proceeds were used by the Company to reduce its outstanding indebtedness. See Note 5 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.

         The Company has allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portion was approximately $0.6 million in the first quarter of 1994.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of  Operations
--------------------------------------------------------------------------------

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.


                                                                                    (In Thousands)
                                                                                  Three Months Ended
                                                                              ----------------------------
                                                                              January 28,      January 29,
                                                                                  1995             1994
                                                                              -----------      -----------
NET SALES
  Apparel Fabrics and Products                                                 $ 64,713         $ 60,443
  Industrial Fabrics and Products                                                43,460           33,381
  Home Fashion Textiles                                                          39,060           40,242
                                                                               --------         --------

    Net Sales                                                                  $147,233         $134,066
                                                                               ========         ========
OPERATING PROFIT
  Apparel Fabrics and Products                                                 $  5,091         $  4,068
  Industrial Fabrics and Products                                                 1,392             (182)
  Home Fashion Textiles                                                            (420)             651
  Indirect Corporate Expenses, net                                               (1,396)          (2,069)
                                                                               --------         --------

    Operating Profit                                                              4,667            2,468

Interest expense                                                                 10,065           15,486
                                                                               --------         --------

Loss before income taxes, income from discontinued operations,
    extraordinary gain and cumulative effect of accounting change              $ (5,398)        $(13,018)
                                                                               ========         ========

RESULTS OF OPERATIONS

1995 First Quarter Compared to 1994 First Quarter
-------------------------------------------------

Consolidated net sales for the 1995 first quarter increased 9.8% to $147.2 million from $134.1 million in the 1994 first quarter generally due to increased sales of industrial fabrics, construction products and apparel fabrics. Apparel Fabrics and Products sales increased 7.1% to $64.7 million for the 1995 first quarter from $60.4 million for the 1994 first quarter principally due to the Company's change in its product offering to emphasize specialty fabrics with more fashion and styling characteristics. These specialty fabrics command a higher average selling price than commodity type fabrics. The 30.2% increase in Industrial Fabrics and Products sales to $43.5 million for the 1995 first quarter from $33.4 million for the 1994 first quarter is due to general increased demand for the Company's various products. Fiberglass insulation and filtration fabrics and synthetic scrim fabrics increased $2.6 million due to increased demand for construction related products and due to a supply shortage in the market for certain filtration fabrics. Single-ply roofing product sales increased $2.1 million due to the continued increase in demand for a new roofing product introduced by the Company in late 1993. Cotton industrial fabric sales increased $2.9 million due to higher selling prices and unit volume driven by improved product demand, particularly in the book-cloth market, and the pass through of increases in cotton raw material prices as a result of a worldwide cotton crop shortfall. Improved demand also caused a $0.9 million increase in extruded urethane product sales. Home Fashion Textiles sales decreased 2.9% to $39.1 million for the 1995 first quarter from $40.2 million for the 1994 first quarter due to a 5% decrease in carpet unit volume and average selling prices. Carpet sales decreased $3.0 million to $28.7 million for the 1995 first quarter compared to the 1994 first quarter. Partially offsetting the decline in carpet sales was a $1.9 million increase in sales of yarn to home fashion customers for use in the manufacture of carpets and fabrics.

Operating profits in the 1995 first quarter increased 89.1% to $4.7 million from $2.5 million for the 1994 first quarter. Profits from Apparel Fabrics and Products of $5.1 million for the 1995 first quarter increased $1.0 million, or 25.1%, from the 1994 first quarter due to more favorable margins for the Company's newer specialty fabrics than on commodity type apparel fabrics. Operating profits for Industrial Fabrics and Products increased $1.6 million to $1.4 million in the 1995 first quarter from a $0.2 million loss in the 1994 first quarter as a result of increased sales. Home Fashion Textiles experienced a $1.1 million decrease in operating profits in the 1995 first quarter to a loss of $0.4 million from a profit of $0.7 million in the 1994 first quarter due to weak demand for home furnishing fabrics and increased pricing pressures resulting in lower average selling prices for carpet.

Indirect corporate expenses declined by $0.7 million to $1.4 million for the 1995 first quarter as compared to the 1994 first quarter due to lower employee compensation, professional fees and amortization expense.

Interest expense decreased 35.0% to $10.1 million for the 1995 first quarter from $15.5 million for the 1994 first quarter due to the reduction in debt resulting from the application of a portion of the net proceeds from the sale of the Automotive Assets. Giving effect to this reduction of debt on a pro forma basis would reduce interest expense by $5.5 million in the 1994 first quarter to
$10.0 million.   Such pro forma reduction includes $0.5 million representing interest accretion and debt issuance cost amortization. After giving effect to the debt reduction described above, interest expense increased only $0.1 million in the 1995 first quarter. Higher average interest rates for the revolving credit facility were offset by reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities in the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility (see Note 3 of the Notes to Condensed Consolidated Financial Statements for the 1995 first quarter).


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased approximately 4.7% to $100.4 million at January 28, 1995 from $95.9 million at October 29, 1994. A decline in accounts receivable reduced working capital $9.9 million (9.6%) due to the seasonally lower sales in the first quarter of the fiscal year than in the fourth quarter. Inventories increased $2.9 million (3.9%) from October 29, 1994 to January 28, 1995 principally due to higher costs associated with the specialty fabrics to which the Company has changed its focus in the Apparel Fabrics and Products segment and due to an increase in yarn in work in process in anticipation of increased production needs during the next quarter. Accrued interest, compensation and other liabilities decreased $10.4 million during the 1995 first quarter due to the scheduled timing of interest, annual incentive compensation and other payments.

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under the Company's $135 million revolving credit facility. Revolving credit facility borrowings were used to provide funds needed for the working capital increase discussed above, capital expenditures and financing activities (principally $36.6 million to purchase and retire certain of the Company's outstanding notes and debentures) to the extent such funds were not provided for by the net cash flow from operations during the 1995 first quarter. All senior borrowings bear interest at a Base Rate, as defined, plus 1 1/2% per annum (10.0% at January 28, 1995) or at the Eurodollar Rate, as defined, plus 3.0% per annum (approximately 9.2% at January 28, 1995). Borrowings under the senior credit agreement are limited to specified percentages of eligible accounts receivable and inventories, as defined, plus an additional fixed amount of $25 million. The Company had $38.7 million available for borrowing under the revolving credit agreement on January 28, 1995. Borrowings under the revolving credit facility are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible. During the 1995 first quarter, the Company obtained a $5 million equipment loan from a commercial lender to finance certain capital expenditures.

As previously discussed, the Company expended $36,607,000 during the first quarter of fiscal 1995 to purchase and retire certain of its outstanding notes and debentures with an aggregate face value of $66,571,000 and a carrying value (including interest due at maturity) of $59,225,000. The Company recognized a gain from early extinguishment of debt of $17,520,000, net of expenses of $1,898,000 and income taxes of $3,200,000. The Company has made no further open market purchases of its debt securities subsequent to January 28, 1995 and is not currently seeking to make any such purchases.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions and financing and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures. Management believes that expected cash flows and capital resources, including any necessary refinancings will be adequate to meet future debt service requirements and working capital needs.

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item
----

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

             (10.1) Long-term Incentive Plan of the Company effective November 1, 1994.
             (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
             (27)    Financial Data Schedule (for SEC use only)

         (b) Current Reports on Form 8-K:
                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JPS TEXTILE GROUP, INC.

Date:    3/14/95                       /s/ David H. Taylor
     ----------------                  -------------------------------------
                                       David H. Taylor
                                       Executive Vice President - Finance,
                                        Secretary and Chief Financial Officer