Form 10-Q
period 1995-04-29
JPS TEXTILE GROUP INC /DE/
filed 1995-06-13
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .
                                ------------    ------------

                        Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                                                   57-0868166
- ----------------------------------                                           ----------------------------------
(State or other jurisdiction of                                                      (I.R.S. Employer
incorporation or organization)                                                     Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina                                   29607
- --------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                            (Zip Code)

                  Registrant's telephone number (803) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X     No
                           ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of June 9, 1995.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                    Page
PART I.  FINANCIAL INFORMATION                                                                     Number
    Item 1.      Condensed Consolidated Balance Sheets April 29, 1995 (Unaudited)
                     and October 29, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Operations Three Months and
                     Six Months Ended April 29, 1995 and April 30, 1994 (Unaudited)   . . . .         4

                 Condensed Consolidated Statements of Cash Flows Six Months
                     Ended April 29, 1995 and April 30, 1994 (Unaudited)  . . . . . . . . . .         6

                 Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . .         8

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .        11

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15


Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                 April 29,     October 29,
                                                                                    1995           1994
                                                                                ------------   ------------
                                                                                 (Unaudited)
ASSETS

Current Assets:
  Cash                                                                                800        $  2,873
  Accounts Receivable                                                              92,965         102,804
  Inventories                                                                      79,005          74,966
  Prepaid expenses and other                                                        1,648           1,783
                                                                                 --------        --------
      Total current assets                                                        174,418         182,426
  Property, plant and equipment, net                                              205,691         204,094
  Excess of cost over fair value of net assets acquired, net                       31,972          32,454
  Other assets                                                                     49,106          49,016
                                                                                 --------        --------

         Total                                                                   $461,187        $467,990
                                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                               $ 35,388        $ 41,013
  Accrued interest                                                                 10,085          12,448
  Accrued salaries, benefits and withholdings                                      16,298          15,271
  Other accrued expenses                                                           13,625          15,403
  Current portion of long-term debt                                                 2,882           2,347
                                                                                 --------        --------
      Total current liabilities                                                    78,278          86,482
  Long-term debt                                                                  326,780         335,472
  Deferred income taxes                                                             5,577           3,565
  Other long-term liabilities                                                      19,041          20,481
                                                                                 --------        --------
      Total liabilities                                                           429,676         446,000
                                                                                 --------        --------
  Senior redeemable preferred stock                                                26,240          24,340
                                                                                 --------        --------
  Shareholders' equity (deficit):
    Junior preferred stock                                                            250             250
    Common stock                                                                       10              10
    Additional paid-in capital                                                     31,544          33,444
    Deficit                                                                       (26,533)        (36,054)
                                                                                 --------        --------
      Total shareholders' equity (deficit)                                          5,271          (2,350)
                                                                                 --------        --------

         Total                                                                   $461,187        $467,990
                                                                                 ========        ========

Note: The condensed consolidated balance sheet at October 29, 1994 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)



                                                        Three Months Ended              Six Months Ended
                                                     --------------------------    -------------------------
                                                      April 29,      April 30,      April 29,      April 30,
                                                         1995           1994           1995           1994
                                                     -----------    -----------    -----------    ----------
Net sales                                             $  152,016     $  151,383    $  299,249     $  285,449
Cost of sales                                            128,920        130,467       255,198        246,711
                                                      ----------     ----------    ----------     ----------

Gross profit                                              23,096         20,916        44,051         38,738
Selling, general and administrative expenses              16,019         16,039        31,913         31,410
                                                      ----------     ----------    ----------     ----------

Income from operations                                     7,077          4,877        12,138          7,328
Interest expense                                           9,507         15,671        19,572         31,157
Other income (expense), net                                 (275)            24          (669)            41
                                                      ----------     ----------    ----------     ----------

Loss before income taxes, income from
  discontinued operations, extraordinary gain
  and cumulative effect of accounting change              (2,705)       (10,770)       (8,103)       (23,788)
Income taxes                                                 636          1,152           936          1,434
                                                      ----------     ----------    ----------     ----------

Loss before income from discontinued
  operations, extraordinary gain and
  cumulative effect of accounting change                  (3,341)       (11,922)       (9,039)       (25,222)
Income from discontinued operations,
  net of taxes                                              -            11,146          -            17,085
Gain on sale of discontinued operations, net
  of taxes                                                 1,040           -            1,040           -
                                                      ----------     ----------    ----------     ----------
Loss before extraordinary item and cumulative
  effect of accounting change                             (2,301)          (776)       (7,999)        (8,137)
Extraordinary gain on early extinguishment
  of debt, net of taxes                                     -              -           17,520           -
Cumulative effect of accounting change,
  net of taxes                                              -              -             -            (1,000)
                                                      ----------     ----------    ----------     ----------

Net income (loss)                                         (2,301)          (776)        9,521         (9,137)
Senior redeemable preferred stock in-kind
  dividends and discount accretion                           970            818         1,900          1,627
                                                      ----------     ----------    ----------     ----------

Income (loss) applicable to common stock              $   (3,271)    $   (1,594)   $    7,621     $  (10,764)
                                                      ==========     ==========    ==========     ==========

Weighted average common shares outstanding             1,000,000      1,000,000     1,000,000      1,000,000
                                                      ==========     ==========    ==========     ==========


JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Dollars in Thousands Except Per Share Data)
(Unaudited)


                                                        Three Months Ended             Six Months Ended
                                                     --------------------------    -------------------------
                                                      April 29,      April 30,      April 29,      April 30,
                                                         1995           1994           1995           1994
                                                     -----------    -----------    -----------    ----------
Earnings (loss) per common share:
  Loss before income from discontinued
    operations, extraordinary gain and
    cumulative effect of accounting change             $(4.31)        $(12.74)      $(10.94)        $(26.85)
  Income from discontinued operations                   -               11.15         -               17.09
  Gain on sale of discontinued operations                1.04           -              1.04           -
  Extraordinary gain on early extinguishment
    of debt                                             -               -             17.52           -
  Cumulative effect of accounting change                -               -             -               (1.00)
                                                       ------         -------       -------         -------
  Net loss                                             $(3.27)        $ (1.59)      $  7.62         $(10.76)
                                                       ======         =======       =======         =======


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                                                      Six Months Ended
                                                                                  -------------------------
                                                                                  April 29,       April 30,
                                                                                    1995            1994
                                                                                  ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                               $  9,521       $ (9,137)
                                                                                  --------       --------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Income from discontinued operations                                             -           (17,085)
      Gain on sale of discontinued operations                                       (1,040)          -
      Extraordinary gain on early extinguishment of debt                           (17,520)          -
      Cumulative effect of accounting change                                          -             1,000
      Depreciation and amortization, except amounts included
         in interest expense                                                        13,908         12,944

      Interest accretion and debt issuance cost amortization                         4,554          5,825
      Other, net                                                                      (277)         1,451
      Changes in assets and liabilities:
         Accounts receivable                                                         9,839         15,415
         Inventory                                                                  (4,039)        (7,245)
         Prepaid expenses and other assets                                              97         (1,508)
         Accounts payable                                                           (5,625)           349
         Accrued expenses and other liabilities                                     (2,819)           900
                                                                                  --------       --------
             Total adjustments                                                      (2,922)        12,046
                                                                                  --------       --------
  Net cash provided by operating activities                                          6,599          2,909
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                 (15,022)       (14,882)
  Receipts from discontinued operations, net                                          -            11,499
  Proceeds from sale of discontinued operations                                      1,040            -
                                                                                  --------       --------
    Net cash used in investing activities                                          (13,982)        (3,383)
                                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                                             (25)          (311)
  Revolving credit facility borrowings, net                                         43,427            997
  Proceeds from issuance of long-term debt                                           5,000            -
  Repayment of other long-term debt                                                (43,092)        (1,072)
                                                                                  --------       --------
    Net cash provided by (used in) financing activities                              5,310           (386)
                                                                                  --------       --------
Net decrease in cash                                                                (2,073)          (860)
Cash at beginning of period                                                          2,873          2,080
                                                                                  --------       --------
Cash at end of period                                                             $    800       $  1,220
                                                                                  ========       ========


JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)


                                                                                     Six Months Ended
                                                                                 ------------------------
                                                                                 April 29,      April 30,
                                                                                   1995           1994
                                                                                 ---------      ---------
Supplemental cash flow information:
  Interest paid                                                                   $18,731        $25,282
  Income taxes paid                                                                 3,365            544
  Non-cash financial activities:
    Senior redeemable preferred stock dividends-in-kind                             1,446          1,361


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- --------------------------------------------------------------------------------

1. The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 29, 1995 and for all periods presented have been made.

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

         During the fourth quarter of fiscal 1994, the Company changed, effective as of the beginning of fiscal 1994, its accounting policy with respect to other postemployment benefits to comply with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This change is more fully explained in Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994. The fiscal 1994 amounts included in this report have been restated, where applicable, to reflect the adoption of these changes as of October 31, 1993. The effect of the restatement was to increase the net loss for the six months ended April 30, 1994 by $1,000,000 from $8,137,000 to $9,137,000 as a result of the cumulative effect of the accounting change. There was no material effect on income from operations for the six months ended April 30, 1994 as a result of the accounting change.

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation. In addition, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994 regarding reclassification of 1994 amounts for discontinued operations.

2.       Inventories (In Thousands):

                                          April 29,      October 29,
                                            1995            1994
                                          ---------      -----------
         Raw materials                     $13,793         $17,104
         Work-in-process                    31,824          29,059
         Finished goods                     33,388          28,803
                                           -------         -------

             Total                         $79,005         $74,966
                                           =======         =======

3.       Long-Term Debt and Purchases of Company Debt Securities

         Long-term debt consists of (in thousands):

                                                                                 April 29,        October 29,
                                                                                    1995             1994
                                                                                 ----------       -----------
         Senior credit facility revolving line of credit                          $ 93,345          $ 49,918
         Senior subordinated discount notes (including interest due at
           maturity of $3,631 and $3,395, respectively)                            112,878           130,179
         Senior subordinated notes (including interest due at maturity of
           $3,773 and $4,404, respectively)                                         80,546           109,283
         Subordinated debentures                                                    54,071            75,000
         Equipment financing                                                        11,273             7,658
                                                                                  --------          --------
             Total                                                                 352,113           372,038
         Reorganization discount:
           Senior subordinated discount notes                                       (5,993)           (8,109)
           Senior subordinated notes                                                (5,203)           (8,723)
           Subordinated debentures                                                 (11,255)          (17,387)
                                                                                  --------          --------
             Total long-term debt                                                  329,662           337,819
         Less current portion                                                        2,882             2,347
                                                                                  --------          --------
             Long-term portion                                                    $326,780          $335,472
                                                                                  ========          ========

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

         The Automotive Assets consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Net sales from such discontinued operations were $165.6 million in the six months ended April 30, 1994. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a four year period, not to directly or indirectly compete with the sold businesses in North, Central and South America.

         The sale price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments. The sale of the Automotive Assets resulted in an approximate gain of $133 million, net of income taxes of $2.8 million, in the third quarter of fiscal 1994. In February 1995, the Company received $1.1 million as a partial post-closing adjustment to the sale price. This post-closing adjustment was recorded as a gain on sale of discontinued operations in the amount of $1.0 million, net of income taxes of $0.1 million. Additional post-closing adjustments to the sale price may occur and result in a gain to be recognized in a future period.

         The net cash proceeds in the third quarter of fiscal 1994 from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $213 million and such proceeds were used by the Company to reduce its outstanding indebtedness. See Note 5 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.

         The Company allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portion was approximately $1.5 million in the six months ended April 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------------

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.


                                                                        (In Thousands)
                                                       ----------------------         ----------------------
                                                         Three Months Ended              Six Months Ended
                                                       ----------------------         ----------------------
                                                        April 29,   April 30,         April 29,    April 30,
                                                          1995        1994              1995         1994
                                                       ---------- -----------         ---------    ---------
NET SALES
  Apparel Fabrics and Products                           $ 64,737   $ 63,828           $129,159    $124,270
  Industrial Fabrics and Products                          48,890     42,139             92,994      75,520
  Home Fashion Textiles                                    38,389     45,416             77,096      85,659
                                                         --------   --------           --------    --------
   Net Sales                                             $152,016   $151,383           $299,249    $285,449
                                                         ========   ========           ========    ========

OPERATING PROFIT
  Apparel Fabrics and Products                           $  5,445   $  5,022           $ 10,530    $  9,090
  Industrial Fabrics and Products                           3,292      1,227              4,686       1,039
  Home Fashion Textiles                                      (512)       564               (928)      1,215
  Indirect Corporate Expenses, net                         (1,423)    (1,912)            (2,819)     (3,975)
                                                         --------   --------           --------    --------

Operating Profit before interest expense
  and provision for income taxes                            6,802      4,901             11,469       7,369
Interest expense                                            9,507     15,671             19,572      31,157
                                                         --------   --------           --------    --------

Loss before income taxes, income from
  discontinued operations, extraordinary gain
  and cumulative effect of accounting change             $ (2,705)  $(10,770)          $ (8,103)   $(23,788)
                                                         ========   ========           ========    ========

RESULTS OF OPERATIONS

Three Months Ended April 29, 1995 (the "1995 Second Quarter") Compared To The Three Months Ended April 30, 1994 (the "1994 Second Quarter"):
- -------------------------------------------------------------------------------

Consolidated net sales for the 1995 Second Quarter increased only slightly to $152.0 million from $151.4 million in the 1994 Second Quarter. Apparel and Industrial Fabrics and Products sales increased while Home Fashion Textiles sales declined. Apparel Fabrics and Products sales increased 1.4% to $64.7 million for the 1995 Second Quarter from $63.8 million for the 1994 Second Quarter principally due to the Company's change in its product offering to emphasize specialty fabrics with more fashion and styling characteristics. These specialty fabrics command a higher average selling price and margin than commodity type fabrics. The 16.0% increase in Industrial Fabrics and Products sales to $48.9 million for the 1995 Second Quarter from $42.1 million for the 1994 Second Quarter is due to increased demand for several of the Company's various products. Sales of fiberglass and synthetic fabrics increased $2.4 million due to strong demand for construction related products and fabrics for electrical circuitry. Single-ply roofing product sales increased $2.3 million due to the continued increase in demand for a new roofing product introduced by the Company in late 1993. Cotton industrial fabric sales increased $1.6 million due to higher selling prices, as a result of the pass through of increases in cotton raw material prices resulting from a worldwide cotton crop shortfall. Improved demand also caused a $0.4 million increase in extruded urethane product sales. Home Fashion Textiles sales decreased 15.5% to $38.4 million for the 1995 Second Quarter from $45.4 million for the 1994 Second Quarter due to a decrease in carpet unit volume. The Company's major polyester fiber vendor has discontinued its merchandising support for carpet retailers and, as a result, the retailers are greatly reducing their support for such branded carpet products. This situation has dramatically affected the Company's carpet sales since many of the Company's best selling carpet styles in the past year have been those made with this branded polyester fiber yarn. Carpet sales decreased $7.0 million to $28.3 million for the 1995 first quarter compared to the 1994 first quarter.
Although the Company has moved to redirect its carpet product offering by introducing a number of new styles with alternate fiber systems, no sales benefit was yet realized in the 1995 Second Quarter due to lag time between product introduction and order flow. Some sales benefit from these product introductions is expected in the 1995 third quarter; however, the previously described trend related to declines in demand for many of the Company's branded products is expected to continue.

Operating profits in the 1995 Second Quarter increased 38.8% to $6.8 million from $4.9 million for the 1994 Second Quarter. Profits from Apparel Fabrics and Products of $5.4 million for the 1995 Second Quarter increased $0.4 million, or 8.4%, from the 1994 Second Quarter due to more favorable margins for the Company's newer specialty fabrics than on commodity type apparel fabrics. Operating profits for Industrial Fabrics and Products increased $2.1 million to $3.3 million in the 1995 Second Quarter from $1.2 million in the 1994 Second Quarter as a result of increased sales and improved gross margins. Margins have improved due to higher throughput and a more profitable product mix combined with increased demand and shortages of certain products resulting in improved pricing on these products. Home Fashion Textiles experienced a $1.1 million decrease in operating profits in the 1995 Second Quarter to a loss of $0.5 million from a profit of $0.6 million in the 1994 Second Quarter due to weak demand resulting in lower profit margins for home furnishing fabrics and lower sales of carpet.

Indirect corporate expenses declined by $0.5 million to $1.4 million for the 1995 Second Quarter as compared to the 1994 Second Quarter due to lower employee compensation, professional fees and amortization expense.

Interest expense decreased 39.3% to $9.5 million for the 1995 Second Quarter from $15.7 million for the 1994 quarter primarily due to the use of a portion of the net proceeds from the sale of the Automotive Assets in the third quarter of fiscal 1994 to reduce the Company's debt. Giving effect to this reduction of debt on a pro forma basis would reduce interest expense by $5.6 million in the 1994 Second Quarter to $10.1 million. Such pro forma reduction includes $0.4 million representing interest accretion and debt issuance cost amortization. After giving effect to the debt reduction described above, interest expense decreased $0.6 million in the 1995 Second Quarter due to reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities in the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility (see Note 3 of the Notes to Condensed Consolidated Financial Statements for the 1995 Second Quarter).

Six Months Ended April 29, 1995 (the "1995 Six-Month Period") Compared To The
Six Months Ended April 30, 1994 (the "1994 Six-Month Period"):
- -------------------------------------------------------------------------------

Consolidated net sales for the 1995 Six-Month period increased 4.8% to $299.2 million from $285.4 million in the 1994 Six-Month period generally due to increased sales of industrial fabrics, construction products and apparel fabrics. Apparel Fabrics and Products sales increased 3.9% to $129.2 million for the 1995 Six-Month period from $124.3 million for the 1994 Six-Month period principally due to the Company's change in its product offering to emphasize specialty fabrics with more fashion and styling characteristics. These specialty fabrics command a higher average selling price and margin than commodity type fabrics. The 23.1% increase in Industrial Fabrics and Products sales to $93.0 million for the 1995 Six-Month period from $75.5 million for the 1994 Six-Month period is due to increased demand for several of the Company's various products. Sales of fiberglass fabrics and synthetic fabrics increased $5.0 million due to increased demand for construction related products and fabrics for electrical components.
Single-ply roofing product sales increased $4.4 million due to the continued increase in demand for a new roofing product introduced by the Company in late 1993. Cotton industrial fabric sales increased $4.5 million due to higher selling prices and unit volume driven by improved product demand, particularly in the book-cloth market, and the pass through of increases in cotton raw material prices as a result of a worldwide cotton crop shortfall. Improved demand also caused a $1.3 million increase in extruded urethane product sales. Home Fashion Textiles sales decreased 10.0% to $77.1 million for the 1995 Six-Month period from $85.7 million for the 1994 Six-Month period due to a decrease in carpet unit volume principally due to a major polyester fiber vendor terminating its merchandising support for carpet retailers and, as a result, the retailers are greatly reducing their support for such branded carpet products. Carpet sales decreased $10.0 million to $57.0 million for the 1995 Six-Month period compared to the 1994 Six-Month period. Partially offsetting the decline in carpet sales was a $2.4 million increase in sales of yarn to home fashion customers for use in the manufacture of carpets and fabrics.

Operating profits in the 1995 Six-Month period increased 55.6% to $11.5 million from $7.4 million for the 1994 Six-Month period. Profits from Apparel Fabrics and Products of $10.5 million for the 1995 Six-Month period increased $1.4 million, or 15.8%, from the 1994 Six-Month period due to more favorable margins for the Company's newer specialty fabrics than on commodity type apparel fabrics. Operating profits for Industrial Fabrics and Products increased $3.6 million to $4.7 million in the 1995 Six-Month period from $1.0 million in the 1994 Six-Month period as a result of increased sales from improved demand and improved gross margins resulting from industry shortages of certain products and a more profitable product mix. Home Fashion Textiles experienced a $2.1 million decrease in operating profits in the 1995 Six-Month period to a loss of $0.9 million from a profit of $1.2 million in the 1994 Six-Month period due to weak demand resulting in lower margins for home furnishing fabrics and lower sales of carpet.

Indirect corporate expenses declined by $1.2 million to $2.8 million for the 1995 Six-Month period as compared to the 1994 Six-Month period due to lower employee compensation, professional fees and amortization expense.

Interest expense decreased 37.2% to $19.6 million for the 1995 Six-Month period from $31.2 million for the 1994 Six-Month period primarily due to the use of a portion of the net proceeds from the sale of the Automotive Assets in the third quarter of 1994 to reduce the Company's debt. Giving effect to this reduction of debt on a pro forma basis would reduce interest expense by $11.1 million in the 1994 Six-Month period to $20.1 million. Such pro forma reduction includes $0.8 million representing interest accretion and debt issuance cost amortization. After giving effect to the debt reduction described above, interest expense decreased $0.5 million in the 1995 Six-Month period due to reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities in the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility (see Note 3 of the Notes to Condensed Consolidated Financial Statements for the 1995 Second Quarter).

LIQUIDITY AND CAPITAL RESOURCES

At April 29, 1995, working capital was approximately the same as working capital at October 29, 1994 at $96.1 million. Accounts receivable declined by $9.8 million (9.6%) due to the seasonally lower sales in April than in October. Inventories increased $4.0 million (5.4%) from October 29, 1994 to April 29, 1995 principally due to higher costs associated with the specialty fabrics to which the Company has changed its focus in the Apparel Fabrics and Products segment and due to an increase in yarn work in process in anticipation of increased production needs. Accounts payable at April 29, 1995 were $5.6 million lower than at October 29, 1994 due to the lower level of production activity in April than in October and the decline in raw material inventories as of April 1995. Accrued interest, compensation and other liabilities decreased $2.8 million during the 1995 Six-Month period due to the scheduled timing of interest, annual incentive compensation and other payments and reductions in 1995 in the long-term debt on which cash interest expense is accrued.

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under the Company's $135 million revolving credit facility. Revolving credit facility borrowings were used to provide funds needed for capital expenditures and financing activities (principally $36.6 million to purchase and retire certain of the Company's outstanding notes and debentures) to the extent such funds were not provided for by the net cash flow from operations during the 1995 Six-Month period. All senior borrowings bear interest at a Base Rate, as defined, plus 1 1/2% per annum (10.5% at April 29, 1995) or at the Eurodollar Rate, as defined, plus 3.0% per annum (approximately 9.2% at April 29, 1995). Effective May 31, 1995, the senior credit facility agreement was amended to reduce interest rates so that the interest rate charged is based on a Base Rate plus 1% or the Eurodollar Rate plus 2.5%. Borrowings under the senior credit agreement are limited to specified percentages of eligible accounts receivable and inventories, as defined, plus an additional fixed amount of $25 million. The Company had $39.4 million available for borrowing under the revolving credit agreement on April 29, 1995. Borrowings under the revolving credit facility are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible. During the 1995 Six-Month period, the Company obtained a $5 million equipment loan from a commercial lender to finance certain capital expenditures.

As previously discussed, the Company expended $36,607,000 during the first quarter of fiscal 1995 to purchase and retire certain of its outstanding notes and debentures with an aggregate face value of $66,571,000 and a carrying value (including interest due at maturity) of $59,225,000. The Company recognized a gain from early extinguishment of debt of $17,520,000, net of expenses of $1,898,000 and income taxes of $3,200,000. The Company has made no further open market purchases of its debt securities subsequent to the first quarter of 1995 and is not currently seeking to make any such purchases.

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

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item
- ----
1.       Legal Proceedings                                                      None
2.       Changes in Securities                                                  None
3.       Defaults upon Senior Securities                                        None
4.       Submission of Matters to a Vote of Security Holders                    None
5.       Other Information                                                      None
6.       Exhibits and Reports on Form 8-K:


         (a) Exhibits:

             (10.1)  Third Amendment to the Fourth Amended & Restated Credit Agreement, dated as of May 31, 1995, by and among the
                     Company, JPS Converter and Industrial Corp., JPS Elastomerics Corp., JPS Carpet Corp., the financial institutions listed on the signature pages thereof, Citibank, N.A., as Agent and Administrative Agent, and
                     General Electric Capital Corporation, as Co-Agent and Collateral Agent.
             (11)    Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
             (27)    Financial Data Schedule (for SEC use only)

         (b) Current Reports on Form 8-K:
                 None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JPS TEXTILE GROUP, INC.

Date:    June 13, 1995                  /s/ David H. Taylor
                                        -----------------------------
                                        David H. Taylor
                                        Executive Vice President - Finance,
                                          Secretary and Chief Financial Officer