Form 10-Q
period 1995-07-29
JPS TEXTILE GROUP INC /DE/
filed 1995-09-12
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________.

                        Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           57-0868166
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina     29607
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                Registrant's telephone number (803) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------   ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                          -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of September 1, 1995.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                    Page
PART I.          FINANCIAL INFORMATION                                                             Number

    Item 1.      Condensed Consolidated Balance Sheets at July 29, 1995 (Unaudited)
                     and October 29, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Operations for the Three Months and
                     Nine Months Ended July 29, 1995 and July 30, 1994 (Unaudited)  . . . . .         4

                 Condensed Consolidated Statements of Cash Flows for the Nine Months
                     Ended July 29, 1995 and July 30, 1994 (Unaudited)  . . . . . . . . . . .         6

                 Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . .         8

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .        11

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15



Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                 July 29,     October 29,
                                                                                   1995           1994
                                                                               ------------   ------------
                                                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                                                          $   1,687       $   2,873
  Accounts receivable                                                              87,889         102,804
  Inventories                                                                      83,177          74,966
  Prepaid expenses and other                                                        1,649           1,783
                                                                                ---------       ---------
      Total current assets                                                        174,402         182,426
Property, plant and equipment, net                                                197,390         204,094
Excess of cost over fair value of net assets acquired, net                         31,730          32,454
Other assets                                                                       49,660          49,016
                                                                                ---------       ---------
         Total                                                                  $ 453,182       $ 467,990
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $  31,912       $  41,013
  Accrued interest                                                                  4,768          12,448
  Accrued salaries, benefits and withholdings                                      14,089          15,271
  Other accrued expenses                                                           13,829          15,403
  Current portion of long-term debt                                                 2,770           2,347
                                                                                ---------       ---------
      Total current liabilities                                                    67,368          86,482
Long-term debt                                                                    336,819         335,472
Deferred income taxes                                                               5,265           3,565
Other long-term liabilities                                                        17,968          20,481
                                                                                ---------       ---------
      Total liabilities                                                           427,420         446,000
                                                                                ---------       ---------
Senior redeemable preferred stock                                                  27,199          24,340
                                                                                ---------       ---------
Shareholders' equity (deficit):
  Junior preferred stock                                                              250             250
  Common stock                                                                         10              10
  Additional paid-in capital                                                       30,585          33,444
  Deficit                                                                         (32,282)        (36,054)
                                                                                ---------       ---------
      Total shareholders' deficit                                                  (1,437)         (2,350)
                                                                                ---------       ---------
         Total                                                                  $ 453,182       $ 467,990
                                                                                =========       =========

Note: The condensed consolidated balance sheet at October 29, 1994 has been derived from the audited financial statements.


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                     --------------------------    -------------------------
                                                      July 29,       July 30,       July 29,       July 30,
                                                         1995           1994           1995           1994
                                                     -----------    -----------    -----------    ----------
Net sales                                            $   140,071    $   150,633    $  439,320     $  436,082
Cost of sales                                            121,168        128,102       376,366        374,813
                                                     -----------    -----------    ----------     ----------

Gross profit                                              18,903         22,531        62,954         61,269
Selling, general and administrative expenses              15,312         15,191        47,225         46,601
                                                     -----------    -----------    ----------     ----------

Income from operations                                     3,591          7,340        15,729         14,668
Other income (expense):
  Interest income                                            776            130         2,127            134
  Interest expense                                       (10,259)       (14,764)      (31,182)       (45,925)
  Other, net                                                (216)        (1,791)         (885)        (1,750)
                                                     -----------    -----------    ----------     ----------

Loss before income taxes, income from
  discontinued operations, extraordinary items
  and cumulative effect of accounting change              (6,108)        (9,085)      (14,211)       (32,873)
Income taxes                                                  64            520         1,000          1,954
                                                     -----------    -----------    ----------     ----------

Loss before income from discontinued
  operations, extraordinary items and
  cumulative effect of accounting change                  (6,172)        (9,605)      (15,211)       (34,827)
Income from discontinued operations,
  net of taxes                                                -           8,566           -           25,651
Gain on sale of discontinued operations,
  net of taxes                                               423        132,966         1,463        132,966
                                                     -----------    -----------    ----------     ----------

Income (loss) before extraordinary items and
  cumulative effect of accounting change                  (5,749)       131,927       (13,748)       123,790
Extraordinary gain (loss) on early
  extinguishment of debt, net of taxes                        -          (3,736)       17,520         (3,736)
Cumulative effect of accounting change,
  net of taxes                                                -            -              -           (1,000)
                                                     -----------    -----------    ----------     ----------

Net income (loss)                                         (5,749)       128,191         3,772        119,054
Senior redeemable preferred stock in-kind
  dividends and discount accretion                           959            852         2,859          2,479
                                                     -----------    -----------    ----------     ----------

Income (loss) applicable to common stock             $    (6,708)   $   127,339    $      913     $  116,575
                                                     ===========    ===========    ==========     ==========

Weighted average common shares outstanding             1,000,000      1,000,000     1,000,000      1,000,000
                                                     ===========    ===========    ==========     ==========

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                     --------------------------    -------------------------
                                                      July 29,       July 30,       July 29,       July 30,
                                                         1995           1994           1995           1994
                                                     -----------    -----------    -----------    ----------
Earnings (loss) per common share:
  Loss before income from discontinued
    operations, extraordinary items and
    cumulative effect of accounting change           $     (7.13)   $    (10.46)   $   (18.07)    $   (37.30)
  Income from discontinued operations                        -             8.57           -            25.65
  Gain on sale of discontinued operations                    .42         132.97          1.46         132.97
  Extraordinary gain (loss) on early
    extinguishment of debt                                   -            (3.74)        17.52          (3.74)
  Cumulative effect of accounting change                     -            -               -            (1.00)
                                                     -----------    -----------    ----------     ----------
  Net income (loss)                                  $     (6.71)   $    127.34    $      .91     $   116.58
                                                     ===========    ===========    ==========     ==========


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                    Nine Months Ended
                                                                                 ------------------------
                                                                                 July 29,       July 30,
                                                                                   1995           1994
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $  3,772       $  119,054
                                                                                 --------       ----------
  Adjustments to reconcile net income to net cash used in operating activities:
    Income from discontinued operations                                           -                (25,651)
    Gain on sale of discontinued operations                                        (1,463)        (132,966)
    Extraordinary gain (loss) on early extinguishment of debt                     (17,520)           3,736
    Cumulative effect of accounting change                                        -                  1,000
    Depreciation and amortization, except amounts included
      in interest expense                                                          20,640           21,046
    Interest accretion and debt issuance cost amortization                          6,742            8,691
    Deferred income taxes                                                           1,700              684
    Financing costs incurred                                                          (25)          (2,933)
    Other, net                                                                       (401)          (2,499)
    Changes in assets and liabilities:
      Accounts receivable                                                          14,915           13,725
      Inventory                                                                    (8,211)          (7,564)
      Prepaid expenses and other assets                                              (574)          (1,397)
      Accounts payable                                                             (9,101)          (5,048)
      Accrued expenses and other liabilities                                      (13,244)         (13,796)
                                                                                 --------       ----------
          Total adjustments                                                        (6,542)        (142,972)
                                                                                 --------       ----------
    Net cash used in operating activities                                          (2,770)         (23,918)
                                                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Property and equipment additions                                              (13,214)         (17,838)
    Receipts from discontinued operations, net                                       -              17,978
    Proceeds from sale of discontinued operations                                   1,462          260,054
    Long-term investments                                                            -             (39,500)
                                                                                 --------       ----------
      Net cash provided by (used in) investing activities                         (11,752)         220,694
                                                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Revolving credit facility borrowings (repayments), net                         52,109          (77,537)
    Proceeds from issuance of long-term debt                                        5,000             -
    Repayment of other long-term debt                                             (43,773)        (119,509)
                                                                                 --------       ----------
      Net cash provided by (used in) financing activities                          13,336         (197,046)
                                                                                 --------       ----------

Net decrease in cash                                                               (1,186)            (270)
Cash at beginning of period                                                         2,873            2,080
                                                                                 --------       ----------
Cash at end of period                                                            $  1,687       $    1,810
                                                                                 ========       ==========



JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)


                                                                                     Nine Months Ended
                                                                                -------------------------
                                                                                  July 29,       July 30,
                                                                                   1995           1994
                                                                                ----------      ---------
Supplemental cash flow information:
    Interest paid                                                                $ 32,120       $ 47,881
    Income taxes paid                                                               3,459            481
    Non-cash financing activities:
      Senior redeemable preferred stock dividends-in-kind                           2,185          2,059


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------

1. The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 29, 1995 and for all periods presented have been made.

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

         During the fourth quarter of fiscal 1994, the Company changed, effective as of the beginning of fiscal 1994, its accounting policy with respect to other postemployment benefits to comply with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This change is more fully explained in Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994. The fiscal 1994 amounts included in this report have been restated, where applicable, to reflect the adoption of these changes as of October 31, 1993. The effect of the restatement was to decrease the net income for the nine months ended July 30, 1994 by $1,000,000, from $120,054,000 to $119,054,000 as a result of the cumulative effect of the accounting change. There was no material effect on income from operations for the nine months ended July 30, 1994 as a result of the accounting change.

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation. In addition, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994 regarding reclassification of 1994 amounts for discontinued operations.

2.       Inventories (In Thousands):

                                                                                   July 29,     October 29,
                                                                                    1995           1994
                                                                                 ----------     -----------
         Raw materials                                                           $ 16,961         $ 17,104
         Work-in-process                                                           30,743           29,059
         Finished goods                                                            35,473           28,803
                                                                                 --------         --------

             Total                                                               $ 83,177         $ 74,966
                                                                                 ========         ========

3.       Long-Term Debt and Purchases of Company Debt Securities

         Long-term debt consists of (in thousands):

                                                                                  July 29,        October 29,
                                                                                    1995             1994
                                                                                 ----------       -----------
         Senior credit facility revolving line of credit                         $ 102,027         $  49,918
         Senior subordinated discount notes (including interest due at
            maturity of $3,997 and $3,395, respectively)                           113,245           130,179
         Senior subordinated notes (including interest due at maturity of
            $4,057 and $4,404, respectively)                                        80,830           109,283
         Subordinated debentures                                                    54,071            75,000
         Equipment financing                                                        10,590             7,658
                                                                                 ---------         ---------
             Total                                                                 360,763           372,038
         Reorganization discount:
            Senior subordinated discount notes                                      (5,586)           (8,109)
            Senior subordinated notes                                               (4,822)           (8,723)
            Subordinated debentures                                                (10,766)          (17,387)
                                                                                 ---------         ---------
             Total long-term debt                                                  339,589           337,819
         Less current portion                                                        2,770             2,347
                                                                                 ---------         ---------
             Long-term portion                                                   $ 336,819         $ 335,472
                                                                                 =========         =========

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

         The Automotive Assets consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Net sales from such discontinued operations were $225 million in the eight months ended June 28, 1994. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a four year period, not to directly or indirectly compete with the sold businesses in North, Central and South America.

         The sale price for the Automotive Assets was approximately $279 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994, subject to certain post-closing adjustments. The sale of the Automotive Assets resulted in an approximate gain of $133 million, net of income taxes of $2.8 million, in the third quarter of fiscal 1994. During the nine months ended July 29, 1995, the Company received approximately $1.6 million as a partial post-closing adjustment to the sale price. This post-closing adjustment was recorded as a gain on sale of discontinued operations in the amount of $1.5 million, net of income taxes of $0.1 million. Additional post-closing adjustments to the sale price may occur and result in a gain to be recognized in a future period.

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

         The Company allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portion was approximately $1.8 million in the nine months ended July 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.

                                                                        (In Thousands)

                                                        Three Months Ended            Nine Months Ended
                                                   --------------------------    -------------------------
                                                    July 29,       July 30,       July 29,       July 30,
                                                      1995           1994           1995           1994
                                                   -----------    -----------    ----------     ----------
NET SALES
   Apparel Fabrics and Products                    $    53,789    $   60,147     $  182,948     $  184,417
   Industrial Fabrics and Products                      48,412        44,600        141,405        120,120
   Home Fashion Textiles                                37,870        45,886        114,967        131,545
                                                   -----------    ----------     ----------     ----------
   Net Sales                                       $   140,071    $   150,633    $  439,320     $  436,082
                                                   ===========    ===========    ==========     ==========

OPERATING PROFIT
   Apparel Fabrics and Products                    $     2,955    $    4,175     $   13,486     $   13,265
   Industrial Fabrics and Products                       3,451         2,518          8,137          3,557
   Home Fashion Textiles                                (1,655)          201         (2,584)         1,416
   Indirect Corporate Expenses, net                     (1,376)       (1,345)        (4,195)        (5,320)
                                                   -----------    ----------     ----------     ----------

Operating Profit before interest expense
   and provision for income taxes                        3,375         5,549         14,844         12,918
Interest income                                            776           130          2,127            134
Interest expense                                       (10,259)      (14,764)       (31,182)       (45,925)
                                                    ----------    ----------    -----------     ----------

Loss before income taxes, income from
   discontinued operations, extraordinary items
   and cumulative effect of accounting change      $    (6,108)   $   (9,085)    $  (14,211)    $  (32,873)
                                                   ===========    ==========     ==========     ==========

RESULTS OF OPERATIONS

Three Months Ended July 29, 1995 (the "1995 Third Quarter") Compared To The Three Months Ended July 30, 1994 (the "1994 Third Quarter"):
--------------------------------------------------------------------------------

Consolidated net sales for the 1995 Third Quarter decreased 7.0% to $140.1 million from $150.6 million in the 1994 Third Quarter. Industrial Fabrics and Products sales increased while Apparel Fabrics and Products and Home Fashion Textiles sales declined. Apparel Fabrics and Products sales decreased 10.6% to $53.8 million for the 1995 Third Quarter from $60.1 million for the 1994 Third Quarter principally due to reduced production requirements by apparel manufacturers in response to weak consumer demand for apparel at the retail level. The 8.6% increase in Industrial Fabrics and Products sales to $48.4 million for the 1995 Third Quarter from $44.6 million for the 1994 Third Quarter is due to increased demand for several of the Company's various products. Sales of fiberglass and synthetic fabrics increased $1.3 million due to strong demand for construction related products and fabrics for electrical circuitry. Single-ply roofing product sales increased $0.6 million due to the continued increase in demand for a new roofing product introduced by the Company in late 1993. Cotton industrial fabric sales increased $1.5 million due to a 4% increase in unit volume combined with higher selling prices which are a result of the pass through of increases in cotton raw material prices resulting from a worldwide cotton crop shortfall. Home Fashion Textiles sales decreased 17.5% to $37.9 million for the 1995 Third Quarter from $45.9 million for the 1994 Third Quarter due to a decrease in carpet, woven fabric and yarn unit volume. The Company's major polyester fiber vendor discontinued its merchandising support for carpet retailers in early 1995 and, as a result, the retailers are greatly reducing their purchase of such branded carpet products. This situation has dramatically affected the Company's carpet sales since many of the Company's best selling carpet styles in the prior year were those made with this branded polyester fiber yarn and demand for such products continues to decline. Carpet sales decreased $6.1 million to $31.0 million for the 1995 Third Quarter compared to the 1994 Third Quarter. Although the Company has moved to redirect its carpet product offering by introducing a number of new styles with alternate fiber systems, no significant sales benefit was yet realized in the 1995 Third Quarter due to lag time between product introduction and order flow. Some sales benefit from these product introductions is expected in future periods; however, the previously described trend related to declines in demand for many of the Company's branded products is expected to continue. Sales of home fashion fabrics and yarn declined $1.9 million to $6.9 million for the 1995 Third Quarter due to a general weakness in market demand for woven fabric used in home accessories.

Operating profits in the 1995 Third Quarter decreased 39.2% to $3.4 million from $5.5 million for the 1994 Third Quarter. Profits from Apparel Fabrics and Products of $3.0 million for the 1995 Third Quarter decreased $1.2 million, or 29.2%, from the 1994 Third Quarter due to the decline in sales and increased raw material prices for rubber used in apparel elastic products. Operating profits for Industrial Fabrics and Products increased $0.9 million, or 37.1%, to $3.5 million in the 1995 Third Quarter from $2.5 million in the 1994 Third Quarter as a result of increased sales and improved gross margins. Margins have improved due to higher throughput and a more profitable product mix combined with increased demand and shortages of certain products resulting in improved pricing on these products. Home Fashion Textiles experienced a $1.9 million decrease in operating profits in the 1995 Third Quarter to a loss of $1.7 million from a profit of $0.2 million in the 1994 Third Quarter due primarily to lower sales.

Interest expense decreased 30.5% to $10.3 million for the 1995 Third Quarter from $14.8 million for the 1994 Third Quarter primarily due to the use of a portion of the net proceeds from the sale of the Automotive Assets in the third quarter of fiscal 1994 to reduce the Company's debt. Giving effect to this reduction of debt on a pro forma basis would reduce interest expense by $4.1 million in the 1994 Third Quarter to $10.7 million. Such pro forma reduction includes $0.3 million representing interest accretion and debt issuance cost amortization. After giving effect to the debt reduction described above, interest expense decreased $0.4 million in the 1995 Third Quarter due to reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities in the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility (see Note 3 of the Notes to Condensed Consolidated Financial Statements for the 1995 Third Quarter).

Nine Months Ended July 29, 1995 (the "1995 Nine-Month Period") Compared To The Nine Months Ended July 30, 1994 (the "1994 Nine-Month Period"):
--------------------------------------------------------------------------------

Consolidated net sales for the 1995 Nine-Month period increased 0.7% to $439.3 million from $436.1 million in the 1994 Nine-Month period as increased sales of industrial fabrics and construction products were almost completely offset by a decline in sales of carpet. Apparel Fabrics and Products sales decreased 0.8% to $182.9 million for the 1995 Nine-Month period from $184.4 million for the 1994 Nine-Month period principally due to lower demand driven by slow consumer purchases at the retail level during the third quarter. The Company has changed its product offering during 1995 to emphasize specialty fabrics with more fashion and styling characteristics. These specialty fabrics command a higher average selling price and margin than commodity type fabrics. The gains earned by this change in product focus were offset by a drop in demand during the third quarter of 1995. The 17.7% increase in Industrial Fabrics and Products sales to $141.4 million for the 1995 Nine-Month period from $120.1 million for the 1994 Nine-Month period is due to increased demand for several of the Company's various products. Sales of fiberglass fabrics and synthetic fabrics increased $6.4 million due to increased demand for construction related products and fabrics for electrical components. Single-ply roofing product sales increased $5.0 million due to the continued increase in demand for a new roofing product introduced by the Company in late 1993. Cotton industrial fabric sales increased $6.1 million due to higher selling prices and unit volume driven by improved product demand, particularly in the book-cloth market, and the pass through of increases in cotton raw material prices as a result of a worldwide cotton crop shortfall. Improved demand also caused a $1.5 million increase in extruded urethane product sales. Home Fashion Textiles sales decreased 12.6% to $115.0 million for the 1995 Nine-Month period from $131.5 million for the 1994 Nine-Month period as a result of decreased carpet unit volume principally due to a major polyester fiber vendor terminating its merchandising support for carpet retailers and, as a result, the retailers are greatly reducing their support for such branded carpet products. Carpet sales decreased $14.5 million to $89.8 million for the 1995 Nine-Month period compared to the 1994 Nine-Month period.

Operating profits in the 1995 Nine-Month period increased 14.9% to $14.8 million from $12.9 million for the 1994 Nine-Month period. Profits from Apparel Fabrics and Products of $13.5 million for the 1995 Nine-Month period increased $0.2 million, or 1.7%, from the 1994 Nine-Month period due to more favorable margins for the Company's newer specialty fabrics than on commodity type apparel fabrics. Operating profits for Industrial Fabrics and Products increased $4.6 million to $8.1 million in the 1995 Nine-Month period from $3.6 million in the 1994 Nine-Month period as a result of increased sales from improved demand and improved gross margins resulting from industry shortages of certain products and a more profitable product mix. Home Fashion Textiles experienced a $4.0 million decrease in operating profits in the 1995 Nine-Month period to a loss of $2.6 million from a profit of $1.2 million in the 1994 Nine-Month period due to weak demand resulting in lower margins for home furnishing fabrics and lower sales of carpet.

Indirect corporate expenses declined by $1.1 million to $4.2 million for the 1995 Nine-Month period as compared to the 1994 Nine-Month period due to lower employee compensation, professional fees and amortization expense.

Interest expense decreased 32.1% to $31.2 million for the 1995 Nine-Month period from $45.9 million for the 1994 Nine- Month period primarily due to the use of a portion of the net proceeds from the sale of the Automotive Assets in the third quarter of 1994 to reduce the Company's debt. Giving effect to this reduction of debt on a pro forma basis would reduce interest expense by $15.2 million in the 1994 Nine-Month period to $30.7 million. Such pro forma reduction includes $1.3 million representing interest accretion and debt issuance cost amortization. After giving effect to the debt reduction described above, interest expense increased $0.4 million in the 1995 Nine-Month period due to an increase in average base rates for the revolving credit facility which was partially offset by interest savings as a result of reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities in the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility (see Note 3 of the Notes to Condensed Consolidated Financial Statements for the 1995 Third Quarter). Interest income increased by $2.0 million for the 1995 Nine-Month period from $0.1 million for the 1994 Nine-Month period due to the Company's investment in long-term securities (see
Note 8 to the Consolidated Financial Statements in the Company's 1994 Annual Report) in July 1994 of $39.5 million of the Automotive Assets sale proceeds.

LIQUIDITY AND CAPITAL RESOURCES

At July 29, 1995, working capital was approximately $107.0 million, an increase of $11.1 million from the $95.9 million of working capital at October 29, 1994. Accounts receivable declined by $14.9 million (14.5%) due to the lower sales in July 1995 than in October 1994. Inventories increased $8.2 million (11.0%) from October 29, 1994 to July 29, 1995 principally due to slower apparel sales allowing finished goods inventories to build. Accounts payable at July 29, 1995 were $9.1 million lower than at October 29, 1994 due to the lower level of production activity and capital spending in July 1995 than in October 1994. Accrued interest, compensation and other liabilities decreased $13.2 million during the 1995 Nine-Month period due to the scheduled timing of interest, annual incentive compensation and other payments.

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under the Company's $135 million revolving credit facility. Revolving credit facility borrowings were used to provide funds needed for capital expenditures and financing activities (principally $36.6 million to purchase and retire certain of the Company's outstanding notes and debentures) to the extent such funds were not provided for by the net cash flow from operations during the 1995 Nine-Month period.
All senior borrowings bear interest at a Base Rate, as defined, plus 1.0% per annum (9.75% at July 29, 1995) or at the Eurodollar Rate, as defined, plus 2.5% per annum (approximately 8.4% at July 29, 1995). Borrowings under the senior credit agreement are limited to specified percentages of eligible accounts receivable and inventories, as defined, plus an additional fixed amount of $25 million. The Company had $28.3 million available for borrowing under the revolving credit agreement on July 29, 1995. Borrowings under the revolving credit facility are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible. During the 1995 Nine-Month period, the Company obtained a $5 million equipment loan from a commercial lender to finance certain capital expenditures.

As previously discussed, the Company expended $36.6 million during the first quarter of fiscal 1995 to purchase and retire certain of its outstanding notes and debentures with an aggregate face value of $66.6 million and a carrying value (including interest due at maturity) of $59.2 million. The Company recognized a gain from early extinguishment of debt of $17.5 million net of expenses of $1.9 million and income taxes of $3.2 million. The Company has made no further open market purchases of its debt securities subsequent to the first quarter of 1995 and is not currently seeking to make any such purchases.

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

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item

1.       Legal Proceedings                                      None
2.       Changes in Securities                                  None
3.       Defaults Upon Senior Securities                        None
4.       Submission of Matters to a Vote of Security Holders    None
5.       Other Information                                      None
6.       Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

             (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
             (27)    Financial Data Schedule (for SEC use only).

         (b) Current Reports on Form 8-K:
                 None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JPS TEXTILE GROUP, INC.

Date:      September 12, 1995          /s/ David H. Taylor
                                       --------------------------------------
                                       David H. Taylor
                                       Executive Vice President - Finance,
                                         Secretary and Chief Financial Officer