Form 10-K405
period 1995-10-28
JPS TEXTILE GROUP INC /DE/
filed 1996-01-26
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended October 28, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                       Commission File Number:  33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             57-0868166
(STATE OF OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

555 North Pleasantburg Drive, Suite 202, Greenville, SC               29607
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

             Registrant's telephone number, including area code:  (864) 239-3900

              Securities registered pursuant to Section 12(b) of the Act:  None.

              Securities registered pursuant to Section 12(g) of the Act:  None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

         As of January 19, 1996, there were 490,000 shares of the registrant's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), held by non-affiliates of the registrant. There is no established public trading market for such shares.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: /X/

         As of the date hereof, 490,000 shares of Class A Common Stock and 510,000 shares of the registrant's Class B Common Stock, $.01 par value per share, were issued and outstanding.

                            JPS TEXTILE GROUP, INC.

                               Table of Contents

                                                          PART I
Item 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

Item 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS . . . . . . . . . . . . . . . . . . . . .    9

                                                         PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 6.      SELECTED HISTORICAL FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . .    45

                                                         PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . .    45

Item 11.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47

Item 12.     SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT  . . . . . . . . . . . . . . . .    50

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . .    52

                                                         PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .    52

             SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57


                                     PART I

ITEM 1.      BUSINESS.

HISTORICAL BACKGROUND

JPS Textile Group, Inc. ("JPS" or the "Company") is a Delaware corporation, incorporated in December 1986, with its principal executive offices located at 555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina 29607; telephone number (864)239-3900.

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

Subsequent to the Acquisition, due to certain financial concerns, the Company engaged certain financial advisors in March 1990 to advise the Company concerning a possible restructuring of its debts and equity capitalization. In furtherance thereof, the Company, together with its legal and financial advisors, met with representatives of the Company's senior lenders and with the respective legal and financial representatives of certain large institutional holders of the Company's (i) Senior Variable Rate notes due June 1, 1996, (ii) Senior Subordinated Discount Notes due June 1, 1999, (iii) 15.25% Senior Subordinated Notes due June 1, 1999, and (iv) 14.25% Subordinated Debentures due May 15, 2000 (collectively, the "Old Debt Securities"), to discuss the Company's general business and financial status, and to explore various financial restructuring alternatives.

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

On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1994, as amended, (the "Asset Purchase Agreement"), by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex

International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser.

The "Automotive Assets" consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Pursuant to the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a four year period, not to directly or indirectly compete in North, Central and South America with the businesses that were sold.

The sale price for the Automotive Assets was approximately $283 million, consisting of $264 million of cash paid at closing, $15 million of assumed debt as of June 28, 1994, and certain post-closing adjustments which resulted in a net gain of $4.4 million recognized in 1995. The sale of the Automotive Assets resulted in an approximate gain of $137.4 million, net of income taxes of $2.9 million.

The net cash proceeds from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $217 million, and such proceeds were used by the Company to reduce its outstanding indebtedness.

On November 16, 1995, pursuant to the terms of an Asset Transfer Agreement dated as of November 16, 1995, by and among the Company, JPS Carpet Corp. ("Carpet"), a wholly-owned subsidiary of the Company, Gulistan Holdings Inc. and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. (collectively, "Gulistan"), the Company and Carpet consummated the sale of substantially all the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business"). Pursuant to the Asset Transfer Agreement, Gulistan agreed to assume substantially all of the liabilities and obligations associated with the Carpet Business. Gulistan was formed and its common stock is owned by certain members of the former management team at Carpet. The Company and its subsidiaries have agreed, for a three-year period, not to compete in certain specified geographic areas directly or indirectly with the business that was sold.

The consideration received for the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred which are expected to result in a reduction to net cash proceeds of approximately $3.5 million, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company has estimated the fair value of these debt and equity securities to be approximately $11.3 million.

The Carpet Assets were reduced to their net realizable value as of October 28, 1995 and such reduction was reflected as a loss on sale of discontinued operations of $30.7 million in the 1995 consolidated financial statements. Estimated amounts of post-closing adjustments and other cash flows from October 28, 1995 to the closing date were included in the determination of net realizable value.

The net cash proceeds from the disposition of the Carpet Assets were used to reduce outstanding borrowings under the Company's bank credit agreement. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

GENERAL

The Company is one of the largest diversified domestic manufacturers of textile and textile related products, principally for the apparel, industrial and home fashion markets. JPS conducts its operations from 12 manufacturing plants in five states and employs approximately 4,500 people. The Company competes in three industry segments; apparel fabrics and products, industrial fabrics and products and home fashion textiles. Certain financial information about the Company's industry segments for each of the last three fiscal years is included in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 herein.

APPAREL FABRICS AND PRODUCTS

The Company is a leading manufacturer of greige goods (unfinished woven fabrics), yarn and elastic products. The Company's products are used in the manufacture of a broad range of consumer apparel products including blouses, dresses, sportswear, undergarments and disposable diapers.

Greige Goods. The Company produces fabrics from spun and filament yarns that are used ultimately in the manufacture of apparel such as blouses, dresses and sportswear. Greige goods are produced from rayon, acetate, polyester and cotton yarns, and are primarily sold to other textile manufacturers for use in producing printed and dyed fabrics.

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

INDUSTRIAL FABRICS AND PRODUCTS

Commercial Roofing Products. The Company is a well-established manufacturer of single-ply membrane roofs that are made from woven synthetic fabrics and rubber-based or polypropylene specialty polymer compounds which are sold principally to roofing distributors for use in both the new and replacement commercial markets.

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

Other Industrial Products. The Company produces a wide variety of other industrial textile products that are used in many industries for many different end uses. Many of these products have characteristics that provide insulation or filtration properties. These specialty fabrics are used in the manufacture of such products as flame-retardant clothing, filtration products, tarpaulins, awnings, athletic tapes, printed circuit boards and advanced composites. In addition, the Company produces urethane products for use in the manufacture of various products such as "bulletproof" glass, disposable intravenous bags, seamless welded drive belts and tubing.

HOME FASHION TEXTILES

The Company produces a variety of unfinished woven fabrics and yarns for use in the manufacture of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics.

OPERATIONS

Each operating unit of the Company has individual administrative, manufacturing and marketing capabilities and all material aspects of operations, including product design, customer service, purchasing and credit and collection are coordinated by each operating unit. Corporate support services include finance, strategic planning, legal, tax and regulatory affairs.

Following the Acquisition and through the date hereof, management's business plans have included many cost-reduction activities aimed at improving return on assets. These activities included consolidating manufacturing operations, exiting unprofitable product lines, more aggressive capital spending programs to improve quality and productivity and reorganizing certain manufacturing operations. The Company plans to continue its manufacturing modernization program to improve efficiency and productivity and further reduce its cost structure.

The Company's corporate headquarters is located in Greenville, South Carolina. The Company maintains a sales office in New York City for certain of its operations. Five additional regional sales offices are maintained by the Company, principally for its roofing and building construction products. See
Item 2, "PROPERTIES".

MANUFACTURING

The Company's experienced work force and wide variety of yarn making, fabric forming and other manufacturing equipment allow the Company to rapidly and efficiently change its product mix to meet style and seasonal requirements. The Company's activities generally encompass all phases of manufacturing its products.

In the manufacture of woven textile products, the Company purchases synthetic and natural fibers and spins them into yarn or purchases filament yarn for processing. In addition, the Company purchases certain spun yarns. Yarns are then coated, sized or directly woven into unfinished fabric. Upon completion of the weaving process, fabric is generally shipped to customers who dye, finish, coat and cut those fabrics for resale.

The Company's elastic products are manufactured from natural and synthetic rubber compounds that are purchased from outside suppliers and are processed through a variety of production operations including slitting and calendering. Single-ply membrane roofing is made by processing a Company-manufactured woven substrate with specialty polymers. Other industrial fabric products are produced from either woven fiberglass or cotton and synthetic fibers, which fibers are processed into yarn, woven and finished into fabrics by the Company. Other specialty industrial products are produced by extrusion of urethane resins.

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

MARKETING AND COMPETITION

The textile industry is highly competitive and includes a number of participants with aggregate sales and financial resources greater than the Company's. The Company generally competes on the basis of price, quality, design and customer service. Many companies compete in limited segments of the textile market. The Company is well-positioned due to its ability to respond quickly to changing styling and fashion trends. This ability generally provides advantages for domestic textile manufacturers. Although no single company dominates the industry, most market segments are dominated by a small number of competitors. The Company believes it has a significant market share in the market for rayon and acetate apparel fabrics, rayon yarn, solution-dyed satin fabrics and quartz fabrics.

The Company's marketing efforts include the development of new product designs and styles which meet customer needs. Each of the Company's operating units has been an established supplier to each of its markets for many years and is taking advantage of well-established customer relationships to increase product development with its customers. The "J.P. Stevens" trade name, which the Company has a non-exclusive, royalty-free license to use (see "--Patents, Licenses and Trademarks" below), is widely recognized throughout the textile industry. The Company believes that its relatively broad base of manufacturing operations provides it with a competitive advantage in developing new textile products. In addition to its direct marketing capabilities, the Company markets certain of its products through distributors.

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

Industrial Fabrics and Products

Construction Products. The Company markets its single-ply roofing products on a direct basis to roofing distributors. The Company competes with manufacturers of this and other types of roofing products. The Company believes that its product's ease of installation and warranty are important competitive factors.

Other Products. Other industrial fabrics and products are marketed directly to other manufacturers and distributors. The Company believes that price and its ability to meet customer technical specifications are important competitive factors.

Home Fashion Textiles

The Company's home fashion operations compete with a large number of manufacturers of similar woven fabric products. In general, product markets are differentiated on the basis of price and quality. The Company believes that design and style features are important competitive factors.

CUSTOMERS

No customer accounts for more than 5% of the Company's sales. There are customers the loss of which could have a material adverse effect on sales.

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

BACKLOG

Unfilled open orders, which the Company believes are firm, were $50.5 million at October 28, 1995 and $84.6 million at October 29, 1994 (1995 and 1994 amounts are adjusted to exclude the discontinued operations of the Carpet Business sold in November 1995). The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of October 28, 1995 will be filled in the 53-week period ending November 2, 1996 ("Fiscal 1996"). Unfilled open orders, which the Company believes are firm, were $68.0 million at December 30, 1995 compared to $85.9 million at December 31, 1994. The decrease in open orders in 1995 as compared to 1994 primarily is due to a decrease in customer demands for apparel fabrics and products and is representative of a change in the timing of the acceptance of certain orders by the Company. The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a period.

No significant portion of the Company's business is subject to renegotiation of profits, or termination of contracts or subcontracts at the election of the government.

PATENTS, LICENSES AND TRADEMARKS

Certain of the Company's products are sold under registered trademarks which have been licensed royalty-free to the Company from J.P. Stevens until May 2013, including trademarks for certain products using the "J.P. Stevens" name. Patented processes used in the manufacturing process are not a significant part of the Company's business. The Company does not license its name or products to others except for the licenses of certain trade names granted royalty free to operations that the Company has sold.

EMPLOYEES

The Company currently has approximately 4,500 employees of which approximately 3,900 are hourly and approximately 600 are salaried. The Company's employees are not represented by unions. The Company believes its relations with its employees to be good and has not had any work stoppages or strikes.

ENVIRONMENTAL AND REGULATORY MATTERS

The Company is subject to various federal, state and local government laws and regulations concerning, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes. The Company's plants generate small quantities of hazardous waste that are either recycled or disposed of off-site by or at licensed disposal or treatment facilities.

The Company believes that it is in substantial compliance with all existing environmental laws and regulations to which it is subject. In addition, the Company is subject to liability under environmental laws relating to the past release or disposal of hazardous materials. To date, and in management's belief for the foreseeable future, liability under and compliance with existing environmental laws has not had and will not have a material adverse effect on the Company's financial or competitive positions. No representation or assurance can be made, however, that any change in federal, state or local requirements or the discovery of unknown problems or conditions will not require substantial expenditures by the Company.

SEASONALITY

Certain portions of the business of the Company are seasonal (principally construction products) and sales of these products tend to decline during winter months in correlation with construction activity. These declines have historically tended to result in lower sales and operating profits in the first and second quarters than in the third and fourth quarters of the Company's fiscal year.

WORKING CAPITAL

Information regarding the Company's working capital position and practices is set forth in Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources."

ITEM 2.      PROPERTIES.

The following table sets forth certain information relating to the Company's principal facilities (segment information relates to principal use) excluding the facilities of the Carpet Business sold on November 16, 1995. All of the facilities owned or leased by the Company are used for manufacturing, except for the facility in New York, New York, which is used for sales offices. Except as noted, all of the Company's facilities are owned in fee and substantially all owned facilities are pledged as collateral for the Company's bank financing arrangement.

                                     Square                                                    Square
    Location                        Footage                     Location                      Footage
    --------                        -------                     --------                      -------

      Apparel Fabrics and Products                                  Industrial Fabrics and Products
      ----------------------------                                  -------------------------------
    Greenville, SC                  399,000                     Kingsport, TN                  625,000
    Laurens, SC                     475,000                     Slater, SC                     433,000
    Greenville, SC                  460,000                     Westfield, NC                  237,000
    Stanley, NC                     338,000                     Easthampton, MA                 50,000
    S. Boston, VA                   286,000
    Stuart, VA                      133,000                                All Segments
    Rocky Mount, VA                  81,000                                ------------

                                                                New York, NY(1)                 10,000

    Home Fashion Textiles
    ---------------------

    Lincolnton, NC                  387,000

(1) The New York, NY facility is leased by the Company under a lease agreement which was extended for two years effective June 1, 1995 and expires on May 30, 1997.

The Company also leases certain other warehouse facilities, various regional sales offices, a subsidiary's corporate office and its corporate headquarters. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.

ITEM 3.      LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings which are routine litigations incidental to the conduct of its business. Management believes that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company. No proceeding was terminated in the fourth quarter of Fiscal 1995 that had a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 1995.

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

As of January 15, 1996, there were 12 holders of record of Class A Common Stock and 2 holders of record of Class B Common Stock.

As a holding company, the Company's ability to pay cash dividends is dependent on the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to make funds available to the Company for such purpose. Under the terms of its outstanding indebtedness, the Company is currently prohibited from paying cash dividends on the Common Stock.

The Company presently intends to retain earnings to fund working capital and for general corporate purposes, and, therefore, does not intend to pay cash dividends on shares of the Common Stock in the foreseeable future. The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then-existing indebtedness and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.      SELECTED HISTORICAL FINANCIAL DATA
             (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years indicated. The presentation of certain previously reported amounts have been reclassified to conform to the current presentation and to reflect discontinued operations of the Automotive Assets (sold in 1994) and the Carpet Business (sold on November 16, 1995) as discussed in Note 3 to the financial statements at Item 8 in this From 10-K.

                                                                      Fiscal Year Ended
                                                 ------------------------------------------------------------
                                                   11/2/91     10/31/92   10/30/93     10/29/94     10/28/95
INCOME STATEMENT DATA:                           (52 Weeks)   (52 Weeks)  (52 Weeks)   (52 Weeks)  (52 Weeks)
                                                 ----------   ----------  ----------   ----------  ----------
Net sales                                        $ 459,158    $ 476,326   $ 457,552    $ 461,871   $ 472,565
Cost of sales                                      389,387      404,547     396,160      397,921     406,070
                                                 ---------    ---------   ---------    ---------   ---------
Gross profit                                        69,771       71,779      61,392       63,950      66,495
Selling, general and administrative expenses        36,892       37,391      39,023       39,805      39,586
Other expense (income), net                           (122)       1,372       1,236        2,914       6,248
                                                 ---------    ---------   ---------    ---------   ---------
Operating profit                                    33,001       33,016      21,133       21,231      20,661
Interest income                                          8            1          48          749       2,821
Interest expense                                   (67,654)     (58,513)    (60,407)     (55,570)    (39,946)
                                                 ---------    ---------   ---------    ---------   ---------
Loss before reorganization items, income
  taxes, discontinued operations, extraordinary
  items and cumulative effects of accounting
  changes (1)                                      (34,645)     (25,496)    (39,226)     (33,590)    (16,464)
Reorganization items - professional fees and
  expenses                                          10,878         -           -            -           -
                                                 ---------    ---------   ---------    ---------   ---------
Loss before income taxes, discontinued
  operations, extraordinary items and
  cumulative effects of accounting changes         (45,523)     (25,496)    (39,226)     (33,590)    (16,464)
Income taxes                                          -           1,446       1,782        2,800       1,200
                                                 ---------    ---------   ---------    ---------   ---------
Loss before discontinued operations,
  extraordinary items and cumulative effects
  of ccounting changes                             (45,523)     (26,942)    (41,008)     (36,390)    (17,664)
Discontinued operations, net of taxes:
  Income (loss) from discontinued operations         1,620       16,089      24,165       23,628      (7,079)
  Net gain (loss) on sale of discontinued
    operations                                        -            -           -         132,966     (26,241)
Extraordinary gain (loss), net of taxes             35,265         -           -          (7,410)     20,120
Cumulative effects of accounting changes,
  net of taxes                                        -            -         (4,988)        (708)       -
                                                 ---------    ---------   ---------    ---------   ---------
Net income (loss)                                $  (8,638)   $ (10,853)  $ (21,831)   $ 112,086   $ (30,864)
                                                 =========    =========   =========    =========   =========

Income (loss) applicable to common stock         $ (12,407)   $ (13,312)  $ (24,694)   $ 108,753   $ (34,695)
                                                 =========    =========   =========    =========   =========

                                                                                                  (Continued)


                                                                    Fiscal Year Ended
                                               -------------------------------------------------------------
                                                11/2/91      10/31/92    10/30/93     10/29/94    10/28/95
                                               (52 Weeks)   (52 Weeks)  (52 Weeks)   (52 Weeks)   (52 Weeks)
                                               ----------   ----------  ----------   ----------   ----------
Weighted average number of shares
    outstanding                                  590,700     1,000,000    1,000,000    1,000,000    1,000,000
                                                ========     =========    =========    =========    =========
Earnings (loss) per common share:
    Loss before discontinued operations,
      extraordinary items and effects of
      accounting changes                        $ (83.44)    $  (29.40)   $  (43.87)   $  (39.73)   $  (21.50)
Discontinued operations, net of taxes:
    Income (loss) from discontinued
      operations                                    2.74         16.09        24.17        23.63        (7.08)
    Net gain (loss) on sale of discontinued
      operations                                     -             -            -         132.97       (26.24)
Extraordinary gain (loss), net of taxes            59.70           -            -          (7.41)       20.12
Cumulative effects of accounting changes,
    net of taxes                                     -             -          (4.99)       (0.71)         -
                                                --------     ---------    ---------    ---------    ---------
Net income (loss)                               $ (21.00)    $  (13.31)   $  (24.69)   $  108.75    $  (34.70)
                                                ========     =========    =========    =========    =========

BALANCE SHEET DATA:
Working capital, excluding net assets
    held for sale                               $ 60,699     $  61,431    $  63,821    $  65,855    $  72,670
Total assets                                     533,772       511,535      532,608      452,811      412,822
Total long-term debt, less current portion       499,452       488,280      522,947      335,472      327,668
Senior redeemable preferred stock                 15,685        18,144       21,007       24,340       28,171
Shareholders' deficit                            (73,097)      (86,409)    (111,103)      (2,350)     (37,045)


(1) The following non-cash charges have been included in the determination of loss before reorganization items, income taxes, discontinued operations, extraordinary items and cumulative effects of accounting changes for the periods shown above.

                                                11/2/91     10/31/92     10/30/93     10/29/94     10/28/95
                                              (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
                                              ----------   ----------   ----------   ----------   ----------
Certain non-cash charges to income:
   Depreciation                                $ 16,945      $ 19,736     $ 19,799     $ 22,242     $ 20,820
   Amortization of goodwill and other               975           975          969          964          965
   Product liability charge                        -             -            -            -           5,000
   Other non-cash charges to income               1,496           888        1,957          131          371
   Non-cash interest                             24,916        18,502       11,729       11,161        8,818
                                               --------      --------     --------     --------     --------
                                               $ 44,332      $ 40,101     $ 34,454     $ 34,498     $ 35,974
                                               ========      ========     ========     ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein.

                                                                             Fiscal Year Ended
                                                               -------------------------------------------
                                                                10/30/93         10/29/94         10/28/95
                                                               ---------        ---------         --------
                                                                              (In Thousands)
NET SALES
Apparel fabrics and products                                   $ 262,499        $ 254,810        $ 247,846
Industrial fabrics and products                                  156,763          169,736          191,985
Home fashion textiles                                             38,290           37,325           32,734
                                                               ---------        ---------        ---------
                                                               $ 457,552        $ 461,871        $ 472,565
                                                               =========        =========        =========

OPERATING PROFIT
Apparel fabrics and products                                   $  21,791        $  18,487        $  16,667
Industrial fabrics and products                                    3,582            7,618            7,590
Home fashion textiles                                              4,242            2,564            1,749
Indirect corporate expenses, net                                  (8,482)          (7,438)          (5,345)
                                                               ---------        ---------        ---------
Operating profit                                                  21,133           21,231           20,661
Interest income                                                       48              749            2,821
Interest expense                                                 (60,407)         (55,570)         (39,946)
                                                               ---------        ---------        ---------
Loss before income taxes, discontinued operations,
   extraordinary items and cumulative effects of
   accounting changes(1)                                       $ (39,226)       $ (33,590)       $ (16,464)
                                                               =========        =========        =========

(1) The following non-cash charges have been included in the determination of loss for the periods presented:

                                                                   1993             1994             1995
                                                                   ----             ----             ----
                                                                             (In Thousands)
Depreciation                                                   $  19,799        $  22,242        $  20,820
Amortization of goodwill and other                                   969              964              965
Product liability charge (industrial fabrics and products
    segment)                                                        -                -               5,000
Other non-cash charges to income                                   1,957              131              371
Interest accretion and debt issuance cost amortization            11,729           11,161            8,818
                                                               ---------        ---------        ---------
                                                               $  34,454        $  34,498        $  35,974
                                                               =========        =========        =========

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994 (RESTATED FOR EFFECT OF CLASSIFYING CARPET BUSINESS AS DISCONTINUED OPERATIONS)

Consolidated net sales from continuing operations increased $10.7 million (2.3%) from $461.9 million in Fiscal 1994 to $472.6 million in Fiscal 1995. Operating profit from continuing operations decreased $0.6 million (2.7%) from $21.2 million in Fiscal 1994 to $20.7 million in Fiscal 1995. Excluding a $5 million charge to income in Fiscal 1995 for product liability costs (discussed below), operating income would have increased $4.5 million in Fiscal 1995 over Fiscal 1994. Substantially all of these increases in consolidated net sales and operating profits occurred in the first two fiscal quarters of 1995. The last two fiscal quarters of 1995 saw declines in operating results from comparable prior year levels. This second half decline is primarily due to very weak market conditions for the Company's apparel fabrics which conditions are expected to continue to negatively impact consolidated results of operations in Fiscal 1996.

Net sales in Fiscal 1995 in the apparel fabrics and products segment, which includes unfinished woven apparel fabrics (greige goods) primarily for women's wear, yarn sales and elastic products for various apparel uses, declined $7.0 million (2.7%) from $254.8 million in Fiscal 1994 to $247.8 million in Fiscal 1995. Fiscal 1995 results in the apparel fabrics and products segment were marked by two distinct halves. During the first two fiscal quarters of 1995, the Company reported results which were stronger than the comparable 1994 quarters primarily as a result of the Company's change in its product offering to emphasize specialty fabrics with more fashion and styling characteristics. Although overall apparel market conditions were not strong, these fabrics commanded higher average selling prices and margins than commodity type fabrics and allowed the Company to improve its margins in the face of the continued flood of imported commodity apparel fabrics, primarily from Chinese and Eastern European sources. The recent passage of the General Agreement on Tariffs and Trade (GATT) will likely foster such foreign competition in the commodity apparel fabrics market in the future. During the second half of Fiscal 1995, consumer demand for apparel products weakened significantly which in turn has led to a much weaker market for the Company's fabrics. As a result of this lower unit demand for all fabric styles, the impact of the aforementioned change in product offering was much less apparent in the second half. These weak market conditions have led to a number of recent business failures and will continue to impact all areas of the apparel markets. The Company, along with other textile manufacturers involved in the apparel industry, has curtailed production in the first quarter of 1996 in response to this poor demand. Market conditions have continued to weaken into Fiscal 1996 and no reversal of this trend is expected in the near term. As a result, sales and operating income in the apparel fabrics and products segment are expected to be substantially less in Fiscal 1996 than in Fiscal 1995.

Operating profit in the apparel fabrics and products segment declined by $1.8 million (9.8%) from $18.5 million in Fiscal 1994 to $16.7 million in Fiscal 1995. This decrease is primarily the result of lower unit volume and poor average selling prices for the Company's apparel fabrics and products. In addition to the weak market conditions, the Company has experienced significant price increases for many of its most important raw materials, including rayon and polyester fiber.

Net sales in Fiscal 1995 in the industrial fabrics and products segment, which includes single-ply roofing and environmental membrane, woven fabrics constructed of cotton, synthetics and fiberglass for insulation, filtration, and lamination applications, and extruded urethane products for industrial uses, increased $22.3 million (13.1%) to $192.0 million from $169.7 million in Fiscal 1994. Sales of fiberglass fabrics for electrical circuit boards and construction-related scrims increased $7.0 million. The market for fiberglass fabrics, particularly those used in the manufacture of electronic circuit boards has been growing in connection with the rapidly expanding worldwide consumer demand for electronic products. This growing global demand for electronic devices which has fueled the increased sales and profitability for the Company's fiberglass product line is not expected to slow for the foreseeable future. As a result, the Company has and will continue to expand and enhance productive capacity in this area. Sales of cotton industrial fabrics increased $6.7 million as a result of higher unit volume in the first fiscal quarter and the pass-through of relatively higher cotton costs in Fiscal 1995. Sales of roofing membrane increased $4.9 million primarily as a result of the continued success of the Company's new line of roofing products introduced in late 1993. This new product's competitive price and improved performance characteristics have fueled its sales growth. The Company expects that sales of roofing membrane will continue to increase as this product gains further market acceptance.

Operating profit in Fiscal 1995 for the industrial fabrics and products segment was level with Fiscal 1994 at $7.6 million. The operating profit in Fiscal 1995 was reduced as a result of a $5 million charge for product liability costs for which there was no comparable charge to income in Fiscal 1994.

During the fourth quarter of Fiscal 1995, management determined that the estimate of the future costs associated with providing services and materials to repair or replace certain defective roofing products sold by the Company's predecessor prior to 1987 required revision. In 1988, the Company estimated the aggregate future costs to repair or replace those defective roofing products to be approximately $34.1 million. This estimate was based on a number of factors, including assumed claim rates and costs to repair or replace. Through October 28, 1995, approximately $29.8 million has been incurred and charged to this liability. The Company reevaluated the exposure based on recent experience and claims in process. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims experience by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that the defective roofing product claims will be substantially settled by 2000. Based on management's estimate of a range of future costs of approximately $9.3 million to $11.4 million, the Company recorded a $5.0 million addition to the liability for such defective products increasing such liability to $9.3 million at October 28, 1995.

Operating profit in Fiscal 1995 in the industrial fabrics and products segment, excluding the aforementioned charge for product liability costs, increased $5.0 million (65.3%) to $12.6 million from $7.6 million in Fiscal 1994. The increase in operating profit is primarily a result of the higher sales volumes described above combined with the effects of improved manufacturing and operating efficiencies. The Company continuously evaluates its operating processes and capabilities in order to improve performance. Enhancements, which include modernizing plant and equipment and optimum utilization of human resources, are expected in all segments of the Company's operations and particularly in the industrial segment in which a very broad array of product lines and customers is served. As a result, margins in the industrial fabrics and products segment, which improved in Fiscal 1995, are expected to continue to reflect improvement in the future.

Net sales in Fiscal 1995 in the home fashion textiles segment, which includes woven drapery fabrics and yarns for the home furnishings industry declined by $4.6 million (12.3%) to $32.7 million from $37.3 million in Fiscal 1994. The decline in volume results from weak demand for the Company's woven fabrics used in home decoration, a continuation of a trend in home fashion textile use for several years, combined with the weak soft goods market in 1995.

Operating profit in Fiscal 1995 in the home fashion textile segment declined by $0.8 million (31.8%) to $1.7 million primarily as a result of the lower sales volume described above and lower average selling prices for the Company's fabrics.

Indirect corporate expenses in Fiscal 1995 declined $2.1 million from $7.4 million in Fiscal 1994 to $5.3 million in Fiscal 1995, primarily as a result of lower professional fees and lower depreciation and amortization.

Interest expense for Fiscal 1995 is $15.6 million lower than it was for Fiscal 1994. Giving effect to the reduction of debt associated with the use of the net proceeds from the sale of the Automotive Assets in Fiscal 1994 on a pro forma basis would reduce interest expense by $14.1 million in Fiscal 1994.
Such pro forma reduction includes $1.3 million representing interest accretion and debt issuance cost amortization. After giving pro forma effect to the debt reduction described above, interest expense decreased approximately $1.5 million in Fiscal 1995 from Fiscal 1994. In Fiscal 1995, a $3.4 million decrease in interest expense as a result of the lower debt balances caused by the Company's open market purchases of certain of its previously outstanding notes and debentures (as discussed below) was offset to the extent of $1.9 million due primarily to higher average interest rates and the compounding effect of accretion of debt discounts and non-cash interest.

During the first quarter of Fiscal 1995, the Company expended $36.6 million to make open market purchases of certain of its outstanding notes and debentures with an aggregate face value of $66.6 million and a carrying value (including interest due at maturity) of $59.2 million. The Company recognized a gain from early extinguishment of debt of $20.1 million, net of expenses of $1.9 million and income taxes of $0.6 million. The Company has made no further open market purchases and is not currently seeking to make any such purchases.

The terms of the Asset Purchase Agreement dated May 25, 1994, as amended, regarding the sale of the Automotive Assets on June 28, 1994, provided that the selling price be adjusted based on the net assets sold. During Fiscal 1995, such amount was finalized and resulted in additional cash proceeds to the Company of $4.5 million. Such amount, net of $0.1 million of tax, has been included as gain on sale of discontinued operations in Fiscal 1995.

On November 16, 1995, pursuant to the terms of an Asset Transfer Agreement dated as of November 16, 1995, by and among the Company, JPS Carpet Corp. ("Carpet"), a wholly-owned subsidiary of the Company, Gulistan Holdings Inc., and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. (collectively, "Gulistan"), the Company and Carpet consummated the sale of substantially all of the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business"). Pursuant to the Asset Transfer Agreement, Gulistan agreed to assume substantially all of the liabilities and obligations associated with the Carpet Business.

The consideration for the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post- closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company has determined the fair value of these debt and equity securities to be approximately $11.3 million. Since the disposal of the Carpet Business occurred subsequent to the end of Fiscal 1995, the net assets of the Carpet Business (adjusted to net realizable value) have been classified as "net assets held for sale" on the October 28, 1995 Consolidated Balance Sheet. As of October 28, 1995, the Company adjusted the net assets of the Carpet Business to their net realizable value, which resulted in a charge to the 1995 Consolidated Statement of Operations of $30.7 million, classified as loss on sale of discontinued operations. The loss on the sale is not currently recognizable for tax purposes and the Company has recorded no net tax benefit as a result of this loss due to uncertainties regarding the ability to utilize these losses in future years.

FISCAL 1994 COMPARED TO FISCAL 1993 (BOTH YEARS RESTATED FOR EFFECT OF CLASSIFYING CARPET BUSINESS AS DISCONTINUED OPERATIONS)

Consolidated net sales from continuing operations increased $4.3 million (0.9%) from $457.6 million in Fiscal 1993 to $461.9 million in Fiscal 1994. Operating profit from continuing operations increased $0.1 million to $21.2 million in Fiscal 1994. In general, lower margins on sales of apparel fabrics and products and home fashion textiles were offset by increases in sales and margins for industrial fabrics and products.

Net sales in Fiscal 1994 in the apparel fabrics and products segment declined by $7.7 million (2.9%) from $262.5 million in Fiscal 1993 to $254.8 million. Increased foreign competition in the market for commodity apparel fabrics, primarily from Eastern European and Chinese sources, resulted in lower average selling prices and lower unit volumes in this market segment. During 1994, the Company responded to these changes in its business environment by changing its product offering dramatically, emphasizing specialty fabrics with more fashion and styling characteristics. These changes involved enhancing the Company's manufacturing capabilities and responsiveness to its customers. The markets for such specialty, styled fabrics, in which quality, product development, responsiveness and speed of delivery are more critical do not allow foreign competitors the type of cost advantage which they enjoy in commodity markets.

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

Net sales in Fiscal 1994 in the industrial fabrics and products segment increased $12.9 million (8.3%) to $169.7 million from $156.8 million in Fiscal 1993. This increase was primarily the result of increased demand for fiberglass fabrics used in commercial construction and electronic circuit boards ($6.6 million) and due to the introduction in late 1993 of the Company's new product for the single-ply roofing market ($4.3 million).

Operating profit in Fiscal 1994 in the industrial fabrics and products segment increased $4.0 million (112.7%) to $7.6 million from $3.6 million in Fiscal 1993 due to the higher sales volume discussed above and improved product mix in Fiscal 1994.

Net sales in Fiscal 1994 in the home fashion textiles segment decreased $1.0 million to $37.3 million from $38.3 million in Fiscal 1993 primarily as a result of lower unit sales of drapery fabric, reflecting a continuation of a trend away from such fabrics in home decoration.

Operating profit in Fiscal 1994 in the home fashion textiles segment declined $1.6 million (39.5%) to $2.6 million from $4.2 million in Fiscal 1993 as a result of the aforementioned decline in unit sales and a less profitable product mix in home fashion fabrics.

Indirect corporate expenses in Fiscal 1994 declined $1.1 million to $7.4 million from $8.5 million in Fiscal 1993 due primarily to lower professional fees and lower depreciation and amortization expense.

Interest expense for Fiscal 1994 is $4.8 million lower than it was for Fiscal 1993. Giving effect to the reduction of debt associated with the use of the net proceeds from the sale of the Automotive Assets (as discussed above) on a pro forma basis would reduce interest expense by $21.6 million in Fiscal 1993 and $14.1 million in Fiscal 1994. Such pro forma reductions include $3.1 million and $1.3 million in Fiscal 1993 and 1994, respectively, representing interest accretion and debt issuance cost amortization. After giving pro forma effect to the debt reduction, interest expense increased approximately $2.6 million in Fiscal 1994 from Fiscal 1993 due primarily to additional revolver loan borrowings and the compounding effect of accretion of debt discounts and non-cash interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below), which in connection with the sale of the Carpet Business on November 16, 1995, was reduced to a maximum of $118 million from $135 million. At October 28, 1995, the Company had $40.5 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day.

The Company and its operating subsidiaries (being hereinafter collectively referred to as the "Borrowing Subsidiaries") are parties to the Fourth Amended and Restated Credit Agreement, dated as of June 24, 1994, as amended (the "Restated Credit Agreement"), by and among the financial institutions party thereto, Citibank, N.A. ("Citibank"), as administrative agent and co-agent, and General Electric Capital Corporation ("GECC"), as collateral agent and co-agent. The Restated Credit Agreement, as amended in connection with the sale of the Carpet Business which occurred on November 16, 1995, provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to a lesser of (a) $118 million and (b) a specified borrowing base, which is based upon eligible receivables and inventory of the Borrowing Subsidiaries (the "Borrowing Base"), except that
(i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it, (ii) letters of credit may not exceed $15 million in the aggregate, and (iii) $20 million of the Revolving Credit Facility is available, not subject to the Borrowing Base, to purchase property, plant and equipment or to finance or refinance such purchases ("Capex Loans"), provided that the aggregate of all revolving credit loans, including Capex Loans, and letters of credit may not exceed the lesser of (A) $118 million and (B) the sum of the Borrowing Base plus $25 million (subject to certain reductions).

Net cash provided by operations improved to $6.5 million in Fiscal 1995 compared to a use of $10.4 million in Fiscal 1994 primarily due to a $14.5 million decrease in interest payments. Cash used for increases in working capital (exclusive of the Carpet Business) and payments on long-term roofing liabilities totaled $10.9 million. Accrued interest declined by $2.6 million primarily as a result of lower outstanding amounts of notes and debentures at October 28, 1995. Net receipts from discontinued operations, which in Fiscal 1995 represents the net cash flow from the Carpet Business totaled $3.5 million. Such amount includes a reduction in the working capital employed in the Carpet Business of $5.2 million during Fiscal 1995. Net cash from operations, receipts from discontinued operations, and increased borrowings under the Revolving Credit Facility funded property and equipment additions of approximately $20.3 million. In response to the expectation of lower operating cash flows in the future, management expects to reduce such capital spending in Fiscal 1996 to approximately $11 million.

On November 16, 1995 at the closing of the sale of the Carpet Business as discussed above, the Company received approximately $22.5 million in cash, net of expenses, which it applied to reduce outstanding borrowings under its bank credit agreement. The cash proceeds are subject to certain post-closing adjustments based on net assets (as defined) as of the closing date. The Company has estimated the amount of such adjustment to be approximately $3.5 million payable to Gulistan. Therefore, the final amount of net cash proceeds to be applied by the Company to reduce outstanding borrowings under its bank credit agreement is expected to be approximately $19.0 million (net of fees, expenses and the estimated post-closing adjustment resulting from the level of working capital transferred at the closing date) based on management's best estimate of the certain post-closing adjustments for the working capital transferred.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions and financing and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures.

Provisions of the Company's indentures governing its debt securities (the "Indentures") place significant restrictions on certain corporate acts such as mergers, consolidations, acquisitions, repurchases of stock, the making of certain restricted payments, including the payment of cash dividends on the Company's capital stock, transactions with affiliates and the sale of assets. The Company must maintain minimum levels of "net worth", defined to be total assets minus liabilities plus the subordinated notes and debentures and other adjustments. The Indentures place limitations on the Company's ability to incur additional debt, grant a security interest in its assets and require the Company to apply the proceeds from the sale of assets, outside the ordinary course of business, towards reducing outstanding debt. The payment of dividends is prohibited. Other customary covenants, conditions and default provisions are also present. The Company was in compliance with the restrictions and financial covenants of its debt agreements at October 28, 1995.

Management believes that the Company's capital resources and expected cash flows will be adequate to meet its operating and working capital needs during Fiscal 1996. The Revolving Credit Facility (or a similar credit facility) is essential for the Company's continued operations. Prior to the expiration of the Company's Revolving Credit Facility on December 1, 1996, management will discuss extension of the facility with its banks. Mandatory principal payments of approximately $69 million on the Company's senior subordinated discount notes and senior subordinated notes are due June 1, 1997. Although such principal payments are not scheduled until June 1997, the Company's projected cash flows and capital resources are insufficient to satisfy such obligations. The Company cannot predict what effect, if any, that the mandatory payments on the debt securities in June 1997 will have on the negotiations with the banks to extend the Revolving Credit Facility beyond December 1, 1996. However, the Company does not expect that an extension of its Revolving Credit Facility beyond May 31, 1997 will be negotiated unless such debt securities are extended, replaced or refinanced. Accordingly, management expects to engage advisors and discuss extension, replacement or refinancing of the debt securities with its securityholders. The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing will depend on a number of factors, including its operating performance, market conditions and the terms of any extension, replacement or refinancing. Management is unable to predict the Company's ability to accomplish the foregoing extension of its bank financing and extension, replacement or refinancing of its debt securities.

The Company expects that its planned capital expenditures in Fiscal 1996 of approximately $11 million will be funded by cash from operations, bank and other equipment financing sources. Should such capital resources be inadequate or unavailable, however, management would defer certain of its planned capital expenditures or take other appropriate actions to preserve liquidity. At October 28, 1995, the Company has commitments for capital expenditures of approximately $1.6 million.

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

The Company provided $1.2 million for income taxes on continuing operations in Fiscal 1995. No tax expense resulted from applying the statutory tax rate to the loss before income taxes. However, the Company was not able to fully offset subsidiary income in all tax jurisdictions with net operating losses of the Company or other subsidiaries or operating loss carryovers and, as a result, a provision for state income taxes was required. During Fiscal 1994, the Company utilized approximately $141 million of net operating loss carryforwards to offset the gain on sale of the Automotive Assets. Income tax expense incident to the sale was reduced by approximately $49 million as a result of such utilization. Federal alternative minimum and state taxes of approximately $2.8 million were recognized as a result of the sale. The Company's ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the remaining net operating loss to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe that this potential limitation on net operating loss carryforwards is applicable. However, the Company has provided a 100% valuation allowance of $26 million for its remaining deferred tax asset, net of existing taxable "temporary differences," except those related to certain deferred state tax liabilities. The gross deferred tax asset relates primarily to the benefit of the net operating loss carryforward and losses from discontinued operations not currently recognizable for tax purposes. In the Company's opinion, the valuation allowance is required as realization of the tax benefit is not assured based on prior operating history.

Although the Company believes use of its net operating losses to offset the gain on the Automotive Assets will more likely than not be sustained under existing tax laws, uncertainty exists primarily due to the fact that applicable regulations under Internal Revenue Code Section 382 have not been issued. Therefore, in accordance with provisions of the Indentures, the Company set aside, in a special-purpose subsidiary, a portion ($39.5 million) of the net proceeds from the sale of the Automotive Assets to satisfy, if necessary, these possible contingent tax liabilities. These funds have been invested in U.S. Government securities and are classified as other assets in the Company's Consolidated Balance Sheets.

In the first quarter of Fiscal 1995, the Company estimated that the open market purchases of certain of its debt securities would result in additional tax liabilities of approximately $3.2 million. Such amount was recorded as a reduction of the extraordinary gain from early extinguishment of debt in the first fiscal quarter. This amount of tax was based on management's best estimate at that time of alternative minimum taxable income for Fiscal 1995. During the fourth fiscal quarter, management's estimate of Fiscal 1995 alternative minimum taxable income was revised downward. Accordingly, the Company reduced the $3.2 million tax estimate by $2.6 million to $0.6 million during the fourth quarter of Fiscal 1995.

The loss recorded on the disposition of the Carpet Business is not currently recognizable for tax purposes. The Company has recorded no net tax benefit in its financial statements due to uncertainties surrounding the Company's ability to utilize such losses in future years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

JPS Textile Group, Inc.:

We have audited the accompanying consolidated balance sheets of JPS Textile Group, Inc. and subsidiaries (the "Company") as of October 28, 1995 and October 29, 1994, and the related consolidated statements of operations, senior redeemable preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended October 28, 1995. Our audits also included the financial statement schedule listed in the index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 28, 1995 and October 29, 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended October 28, 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has had recurring net losses from continuing operations since inception, has a net shareholders' deficiency and the Company's senior revolving credit facility expires on December 1, 1996. The Company's ability to extend the senior revolving credit facility or obtain alternative sources of financing is uncertain due to the significant mandatory principal payments described in Note 12. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
January 15, 1996

JPS TEXTILE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                              October 29,       October 28,
                                                                                 1994              1995
                                                                             ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash                                                                         $   1,844        $   1,352
  Accounts receivable, less allowance of $2,577 in 1994 and
    $2,131 in 1995 (Note 5)                                                       87,100           88,186
  Inventories (Notes 4 and 5)                                                     48,044           48,729
  Prepaid expenses and other                                                       1,221            1,024
  Net assets held for sale (Note 3)                                               69,684           28,932
                                                                               ---------        ---------
      Total current assets                                                       207,893          168,223

PROPERTY, PLANT AND EQUIPMENT, net (Notes 4 and 5)                               163,448          162,957

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization of $5,912 in
  1994 and $6,877 in 1995                                                         32,454           31,489

OTHER ASSETS (Notes 4, 8 and 9)                                                   49,016           50,153



                                                                               ---------        ---------

           Total                                                               $ 452,811        $ 412,822
                                                                               =========        =========

                                                                                October 29,     October 28,
                                                                                  1994             1995
                                                                              --------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                             $  30,665        $  29,754
  Accrued interest                                                                12,448            9,895
  Accrued salaries, benefits and withholdings (Note 8)                            12,541           11,503
  Other accrued expenses (Notes 4, 8 and 10)                                      14,353           12,699
  Current portion of long-term debt (Note 5)                                       2,347            2,770
                                                                               ---------        ---------
      Total current liabilities                                                   72,354           66,621

LONG-TERM DEBT (Note 5)                                                          335,472          327,668

DEFERRED INCOME TAXES (Note 7)                                                     3,565            4,165

OTHER LONG-TERM LIABILITIES (Notes 4, 8 and 9)                                    19,430           23,242
                                                                               ---------        ---------
      Total liabilities                                                          430,821          421,696
                                                                               ---------        ---------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 7 and 8)

SENIOR REDEEMABLE PREFERRED STOCK, redemption
  value of $48,374 in 1994 and $51,324 in 1995 (Note 6)                           24,340           28,171
                                                                               ---------        ---------

SHAREHOLDERS' EQUITY (DEFICIT) (Note 6):
  Junior preferred stock                                                             250              250
  Common stock:
    Class A, 490,000 shares issued and outstanding                                     5                5
    Class B, 510,000 shares issued and outstanding                                     5                5
  Additional paid-in capital                                                      33,444           29,613
  Deficit                                                                        (36,054)         (66,918)
                                                                               ---------        ---------
      Total shareholders' deficit                                                 (2,350)         (37,045)
                                                                               ---------        ---------

           Total                                                               $ 452,811        $ 412,822
                                                                               =========        =========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)

                                                                                Year Ended
                                                                --------------------------------------------
                                                                 October 30,      October 29,    October 28,
                                                                    1993             1994          1995
                                                                ------------     ------------   ------------
Net sales                                                        $ 457,552        $ 461,871      $ 472,565
Cost of sales                                                      396,160          397,921        406,070
                                                                 ---------        ---------      ---------
Gross profit                                                        61,392           63,950         66,495
Selling, general and administrative expenses (Note 10)              39,023           39,805         39,586
Other expense, net (Note 8)                                          1,236            2,914          6,248
                                                                 ---------        ---------      ---------
Operating Profit                                                    21,133           21,231         20,661
Interest income                                                         48              749          2,821
Interest expense (Note 5)                                          (60,407)         (55,570)       (39,946)
                                                                 ---------        ---------      ---------
Loss before income taxes, discontinued operations,
  extraordinary items and cumulative effects
  of accounting changes                                            (39,226)         (33,590)       (16,464)
Income taxes (Note 7)                                                1,782            2,800          1,200
                                                                 ---------        ---------      ---------
Loss before discontinued operations, extraordinary items
  and cumulative effects of accounting changes                     (41,008)         (36,390)       (17,664)
Discontinued operations:
  Income (loss) from discontinued operations, net of taxes
    of $218 in 1993 and none in 1994 and 1995                       24,165           23,628         (7,079)
  Net gain (loss) on sales of discontinued operations,
     net of taxes of $2,800 in 1994 and $100 in 1995 (Note 3)         -             132,966        (26,241)
                                                                 ---------        ---------      ---------
Income (loss) before extraordinary items and
    cumulative effects of accounting changes                       (16,843)         120,204        (50,984)
Extraordinary gain (loss) on early extinguishment of debt,
  net of taxes of $600 in 1995 (Note 5)                               -              (7,410)        20,120
Cumulative effects of accounting changes,
  net of taxes of $165 in 1993 and none in 1994 (Note 9)            (4,988)            (708)         -
                                                                 ---------        ---------      ---------
Net income (loss)                                                  (21,831)         112,086        (30,864)
Senior redeemable preferred stock in-kind
  dividends and discount accretion (Note 6)                         (2,863)          (3,333)        (3,831)
                                                                 ---------        ---------      ---------
Income (loss) applicable to common stock                         $ (24,694)       $ 108,753      $ (34,695)
                                                                 =========        =========      =========

Weighted average number of common shares outstanding             1,000,000        1,000,000      1,000,000
                                                                 =========        =========      =========

Earnings (loss) per common share:
  Loss before discontinued operations, extraordinary items
    and cumulative effects of accounting changes                 $  (43.87)       $  (39.73)     $  (21.50)
  Discontinued operations:
    Income (loss) from discontinued operations                       24.17            23.63          (7.08)
    Net gain (loss) on sales of discontinued operations                -             132.97         (26.24)
                                                                 ---------        ---------      ---------
  Income (loss) before extraordinary items and cumulative
    effects of accounting changes                                   (19.70)          116.87         (54.82)
  Extraordinary gain (loss) on early extinguishment of debt            -              (7.41)         20.12
  Cumulative effects of accounting changes                           (4.99)           (0.71)           -
                                                                 ---------        ---------      ---------
  Net income (loss)                                              $  (24.69)       $  108.75      $  (34.70)
                                                                 =========        =========      =========

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF SENIOR REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands)

                                                                     Shareholders' Equity (Deficit)
                                                 Senior     --------------------------------------------------
                                               Redeemable                Junior      Additional
                                               Preferred      Common    Preferred      Paid-In
                                                 Stock        Stock       Stock        Capital       Deficit
                                             -------------  ---------   ---------     ----------  ------------
Balance - October 31, 1992                    $ 18,144        $ 10        $  250      $  39,640   $ (126,309)

Net loss for 52 weeks                                                                                (21,831)
Preferred stock in-kind dividends
  and discount accretion                         2,863                                   (2,863)
                                              --------        ----        ------      ---------   ----------

Balance - October 30, 1993                      21,007          10           250         36,777     (148,140)

Net income for 52 weeks                                                                              112,086
Preferred stock in-kind dividends
  and discount accretion                         3,333                                   (3,333)
                                              --------        ----        ------      ---------   ----------

Balance - October 29, 1994                      24,340          10           250         33,444      (36,054)

Net loss for 52 weeks                                                                                (30,864)
Preferred stock in-kind dividends
  and discount accretion                         3,831                                   (3,831)
                                              --------        ----        ------      ---------   ----------

Balance - October 28, 1995                    $ 28,171        $ 10        $  250      $  29,613   $  (66,918)
                                              ========        ====        ======      =========   ==========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                 Year Ended
                                                                ---------------------------------------------
                                                                 October 30,      October 29,     October 28,
                                                                    1993             1994            1995
                                                                ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (21,831)       $ 112,086        $ (30,864)
                                                                 ---------        ---------        ---------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Loss (income) from discontinued operations                   (24,165)         (23,628)           7,079
      Loss (gain) on sales of discontinued operations                 -            (132,966)          26,241
      Extraordinary loss (gain) on early extinguishment of
         debt                                                         -               7,410          (20,120)
      Cumulative effects of accounting changes                       4,988              708             -
      Depreciation and amortization, except amounts
         included in interest expense                               20,768           23,206           21,785
      Interest accretion and debt issuance cost amortization        11,729           11,161            8,818
      Product liability charge                                        -                -               5,000
      Deferred income taxes                                          1,082            1,227             -
      Financing costs incurred                                      (6,016)          (2,943)             (25)
      Other, net                                                     2,701           (2,970)            (498)
      Changes in assets and liabilities:
         Accounts receivable                                        (2,548)             426           (1,086)
         Inventories                                                (6,729)            (179)            (685)
         Prepaid expenses and other assets                          (1,415)          (1,248)            (984)
         Accounts payable                                           (1,496)             228             (911)
         Accrued expenses and other liabilities                     (5,602)          (2,951)          (7,202)
                                                                 ---------        ---------        ---------
             Total adjustments                                      (6,703)        (122,519)          37,412
                                                                 ---------        ---------        ---------
  Net cash provided by (used in) operating activities              (28,534)         (10,433)           6,548
                                                                 ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                 (18,267)         (18,423)         (20,332)
  Receipts from discontinued operations, net                        13,532           17,115            3,453
  Proceeds from sale of discontinued operations, net                  -             259,044            4,415
  Purchase of long-term investments                                   -             (39,500)            -
                                                                 ---------        ---------        ---------
  Net cash provided by (used in) investing activities               (4,735)         218,236          (12,464)
                                                                 ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                           5,898              285            5,000
  Revolving credit facility borrowings (repayments), net            30,463          (41,666)          41,808
  Purchases and repayment of other long-term debt                   (2,569)        (166,044)         (41,384)
                                                                 ---------        ---------        ---------
  Net cash provided by (used in) financing activities               33,792         (207,425)           5,424
                                                                 ---------        ---------        ---------

NET INCREASE (DECREASE)  IN CASH                                       523              378             (492)
Cash at beginning of year                                              943            1,466            1,844
                                                                 ---------        ---------        ---------

Cash at end of year                                              $   1,466        $   1,844        $   1,352
                                                                 =========        =========        =========

                                                                                                  (Continued)

JPS TEXTILE GROUP, INC.

(In Thousands)

                                                                               Year Ended
                                                               ---------------------------------------------
                                                                October 30,     October 29,      October 28,
                                                                   1993            1994             1995
                                                               ------------    ------------     ------------
SUPPLEMENTAL INFORMATION ON CASH FLOWS
      FROM CONTINUING OPERATIONS:
  Interest paid                                                  $ 49,455         $ 48,219         $ 33,681
  Income taxes paid                                                   480              376            3,314
  Reorganization items paid                                           162          -                -
  Non-cash financing activities:
    Senior redeemable preferred stock dividends-in-kind             2,604            2,765            2,936



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

         As described in Note 3, the Company completed the sale of the assets and business of its wholly-owned subsidiary, JPS Carpet Corp., on November 16, 1995 (subsequent to year end). Also described in Note 3, the Company sold the assets and businesses of its wholly-owned subsidiary, JPS Auto Inc., and its 80% owned joint venture and the synthetic industrial fabrics division of JPS Converter & Industrial Corp. (another of the Company's wholly-owned subsidiaries) in June 1994.

  2.     SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include JPS Textile Group, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Excess of Cost Over Fair Value of Net Assets Acquired - Excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a period of forty years. Periodically, the Company evaluates the realizability of the excess of cost over fair value of net assets acquired based upon expectations of undiscounted future cash flows and comparing such future cash flows to the carrying amount of the related asset.

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

         Fiscal Year - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to October
         31.  The 1993, 1994 and 1995 fiscal years each consisted of 52 weeks.

         Reclassifications - Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentation. In addition, see
         Note 3 regarding reclassifications of 1993 and 1994 amounts for discontinued operations.

  3.     SALE OF DISCONTINUED OPERATIONS

         Carpet Business - On November 16, 1995, pursuant to the terms of an Asset Transfer Agreement dated as of November 16, 1995, by and among the Company, JPS Carpet Corp. ("Carpet"), a wholly-owned subsidiary of the Company, Gulistan Holdings Inc. and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. (collectively, "Gulistan"), the Company and Carpet consummated the sale of substantially all of the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business"). Pursuant to the Asset Transfer Agreement, Gulistan agreed to assume substantially all of the liabilities and obligations associated with the Carpet Business. Gulistan was formed and its common stock is owned by certain members of the former management team at Carpet. The Company and its subsidiaries have agreed, for a three-year period, not to compete directly or indirectly with the business that was sold.
         The Consolidated Balance Sheets and Statements of Operations and Cash Flows for 1993 and 1994 have been reclassified to reflect the Carpet Business as discontinued operations.

         The consideration for the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company has determined the fair value of these debt and equity securities to be approximately $11.3 million. Since the disposal of the Carpet Business occurred subsequent to the end of Fiscal 1995, the net assets of the Carpet Business (adjusted to net realizable value) have been classified as "net assets held for sale" on the October 28, 1995 balance sheet. As of October 28, 1995, the Company adjusted the net assets of the Carpet Business to their net realizable value, which resulted in a charge to the 1995 Consolidated Statement of Operations of $30.7 million, classified as loss on sale of discontinued operations. The loss on the sale is not currently recognizable for tax purposes and the Company has recorded no net tax benefit as a result of this loss due to uncertainties regarding the ability to utilize these losses in future years. Net sales from the discontinued operations of the Carpet Business were $140.2 million, $141.6 million and $120.1 million in fiscal years 1993, 1994 and 1995, respectively.

         The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under its bank credit agreement is expected to be approximately $19.0 million (net of fees, expenses and the estimated post- closing adjustment resulting from the level of working capital transferred at the closing date) based on management's best estimate of the certain post-closing adjustments for the working capital transferred (see Note 5 herein).

         Automotive Textiles Business - On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1995 (the "Asset Purchase Agreement"), by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser. The Consolidated Balance Sheet and Statements of Operations and Cash Flows for 1993 have been reclassified to reflect the Automotive Assets as discontinued operations.

         The Automotive Assets consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Net sales from the discontinued operations of the Automotive Assets were $287.9 million in fiscal year 1993 and $224.9 million for the eight months ended June 28, 1994. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a period of four years, not to directly or indirectly compete in North, Central and South America with the businesses that were sold.

         The sale price for the Automotive Assets was approximately $283 million, consisting of $264 million of cash paid at closing, $15 million of assumed debt as of June 28, 1994 and certain post-closing adjustments which resulted in a gain of $4.4 million, net of $0.1 million of taxes, recognized in 1995. The sale of the Automotive Assets resulted in an approximate total gain of $137.4 million, net of income taxes of $2.9 million.

         The net cash proceeds from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $217 million and such proceeds were used by the Company to reduce its outstanding indebtedness.

         The Company has allocated to the discontinued operations of the Automotive Assets and the Carpet Business a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portions were approximately $4.3 million, $3.4 million and $1.6 million in 1993, 1994 and 1995, respectively.

  4.     BALANCE SHEET COMPONENTS

         The components of certain balance sheets accounts are (in thousands):

                                                                                 October 29,        October 28,
                                                                                   1994                1995
                                                                                ------------       ------------
         Inventories:
           Raw materials and supplies                                            $  13,782          $  13,909
           Work-in-process                                                          18,414             18,334
           Finished goods                                                           15,848             16,486
                                                                                 ---------          ---------
                                                                                 $  48,044          $  48,729
                                                                                 =========          =========

         Property, plant and equipment, net:
           Land and improvements                                                 $   7,291          $   7,349
           Buildings and improvements                                               51,837             53,649
           Machinery and equipment                                                 194,917            205,614
           Furniture, fixtures and other                                             7,467              7,725
                                                                                 ---------          ---------
                                                                                   261,512            274,337
         Less accumulated depreciation                                            (101,224)          (118,866)
                                                                                 ---------          ---------
                                                                                   160,288            155,471
         Construction in progress                                                    3,160              7,486
                                                                                 ---------          ---------
                                                                                 $ 163,448          $ 162,957
                                                                                 =========          =========
         Other noncurrent assets:
           Unamortized debt issuance costs                                       $   2,012          $   1,092
           Prepaid pension costs                                                     5,100              5,973
           Investments (see Note 8)                                                 40,238             42,885
           Other                                                                     1,666                203
                                                                                 ---------          ---------
                                                                                 $  49,016          $  50,153
                                                                                 =========          =========

         Other accrued expenses:
           Roofing product liability costs                                       $   4,300          $   4,000
           Taxes payable other than income taxes                                     1,413              1,433
           Income taxes                                                              4,816              2,753
           Other                                                                     3,824              4,513
                                                                                 ---------          ---------
                                                                                 $  14,353          $  12,699
                                                                                 =========          =========

         Other long-term liabilities:
           Roofing product liability costs and deferred warranty income          $  13,987          $  15,700
           Accrued other postretirement and postemployment benefits                  5,443              5,298
           Other                                                                      -                 2,244
                                                                                 ---------          ---------
                                                                                 $  19,430          $  23,242
                                                                                 =========          =========

 5.      LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                                                October 29,        October 28,
                                                                                   1994               1995
                                                                               ------------       ------------
         Senior credit facility, revolving line of credit                       $  49,918          $  91,726
         Senior subordinated discount notes (including interest due
           at maturity of $3,395 and $4,370, respectively)                        130,179            113,617
         Senior subordinated notes (including interest due at maturity
           of $4,404 and $4,347, respectively)                                    109,283             81,120
         Subordinated debentures                                                   75,000             54,071
         Equipment financing                                                        7,658              9,780
                                                                                ---------          ---------
           Total                                                                  372,038            350,314
         Less reorganization discount:
           Senior subordinated discount notes                                      (8,109)            (5,171)
           Senior subordinated notes                                               (8,723)            (4,435)
           Subordinated debentures                                                (17,387)           (10,270)
                                                                                ---------          ---------
           Total long-term debt                                                   337,819            330,438
         Less current portion                                                      (2,347)            (2,770)
                                                                                ---------          ---------
           Long-term portion                                                    $ 335,472          $ 327,668
                                                                                =========          =========

         Senior Credit Facility - In connection with the sale of the Carpet Business (see Note 3), the Company amended its senior credit facility to provide for a $118 million revolving line of credit and modify existing restrictive covenants. The senior credit facility, as amended, is scheduled to terminate on December 1, 1996. The Company pays a fee of 1/2 of 1% per annum of the average unused line of credit. All senior borrowings bear interest at a Base Rate (as defined) plus 1.0% per annum (9.75% at October 28, 1995) or at the Eurodollar Rate (as defined) plus 2.50% per annum (approximately 8.4% at October 28, 1995). Borrowings under the revolving line of credit (other than for loans used to purchase property, plant and equipment or to finance or refinance such purchases ("Capex Loans")) are limited to specified percentages of eligible accounts receivable and inventories, as defined, and such borrowings plus letters of credit outstanding and Capex Loans may not exceed the lesser of $118 million and the borrowing base plus an additional amount of $25,000,000. As of October 28, 1995, unused letters of credit issued and outstanding totalled $2,430,000. The outstanding unused letters of credit reduce the funds available under the revolving line of credit. At October 28, 1995, the Company had $40,494,000 available for borrowing under the revolving credit agreement.

         The senior credit facility also provides that net cash proceeds from the sale of assets (as defined and excluding the sale or transfer of the Automotive Assets and the Carpet Business) will be used to permanently repay obligations thereunder to the extent such proceeds from March 1994 forward cumulatively exceed $35 million. No such asset sales occurred during fiscal years 1994 or 1995.

         During the first quarter of Fiscal 1995, the Company borrowed $36,607,000 under the revolving line of credit and made open market purchases of certain of its outstanding notes and debentures with an aggregate face value (including interest due at maturity) of $68,318,000 and a carrying value of $59,225,000. The Company recognized an extraordinary gain from early extinguishment of debt of $20,120,000, net of expenses of $1,898,000 and income taxes of $600,000.

         Senior Subordinated Discount Notes - The Company issued the discount notes in the 1991 reorganization. The discount notes began accruing interest on June 1, 1993 at 10.85% with 9.85% paid semi-annually and 1% payable at maturity. Interest payable at maturity compounds semi-annually at the annual rate of 10.85%. In connection with the 1991 reorganization, the carrying value of the discount notes was reduced to its estimated net present value using an effective interest rate of 13%.

         Mandatory redemption payments equal to $37,777,000, plus accrued interest, are due on each of June 1, 1997 and June 1, 1998 prior to maturity on June 1, 1999 with optional early redemption available. Senior Subordinated Notes - The senior subordinated notes bear interest at 10.25% with 9.25% paid semi-annually and 1% payable at maturity and were issued in the 1991 reorganization. Interest payable at maturity compounds semi-annually at the annual rate of 10.25%. In connection with the 1991 reorganization, the notes were adjusted to their estimated net present value by recording a discount resulting in an effective interest rate of 13%. Mandatory redemption payments equal to $31,250,000, plus accrued interest, are due on each of June 1, 1997 and June 1, 1998 with optional early redemption available.

         Subordinated Debentures - The subordinated debentures bear interest at 7%, payable semi-annually, with a mandatory redemption payment of principal of $37,500,000 due May 15, 1999, prior to maturity on May 15, 2000, with optional early redemption available. The subordinated debentures were issued in the 1991 reorganization. In connection with the 1991 reorganization, the debentures were adjusted to an estimated net present value by recording a discount of $24,390,000 resulting in an effective interest rate of 13.5%.

         Equipment Financing - The Company has financed a portion of its equipment purchases with loans from a finance company and certain equipment vendors at fixed interest rates ranging from 7.6% to 9.7%. Monthly principal payments are due in various amounts as determined by the terms of the loans which have final maturity dates ranging from October 1997 through December 2001.

         Restrictive Covenants - Provisions of the senior credit agreement and the Company's other debt indentures place significant restrictions on certain corporate acts such as mergers, consolidations, acquisitions, repurchases of stock, the making of certain other restricted payments, transactions with affiliates and the sale of assets and prohibit the payment of cash dividends. The Company must maintain minimum levels of "net worth", defined to be total assets (excluding investments designated by management to satisfy possible contingent tax liabilities) minus total liabilities plus the subordinated notes and debentures and other adjustments, which vary quarterly from $205 million at October 28, 1995 to $156 million in the fourth quarter of 1996. In addition, the senior credit agreement contains requirements to meet certain financial ratios which vary quarterly or annually and place limitations on the Company's ability to incur additional debt or grant a security interest in its assets. Other customary covenants, conditions and default provisions are also present in the agreement and indentures. The Company was in compliance with the restrictions and financial covenants of its senior credit agreement and its long-term debt indentures at October 28, 1995.

         Fair Value - The fair value of the Company's long-term debt based on estimated quoted prices, compared to the carrying values (at discounted amounts), is as follows (in thousands):

                                                              October 29, 1994            October 28, 1995
                                                            ---------------------      ----------------------
                                                             Carrying      Fair        Carrying        Fair
                                                              Value        Value        Value          Value
                                                            ---------   ---------      ---------      -------
         10.85% Senior Subordinated Discount Notes          $122,070    $93,186         $108,446      $96,138
         10.25% Senior Subordinated Notes                    100,560     77,086           76,685       66,025
         7% Subordinated Debentures                           57,613     33,750           43,081       32,443

         As of January 15 1996, the fair value of the long-term debt had declined to approximately $84 million for the 10.85% notes, $58 million for the 10.25% notes and $26 million for the 7% debentures.

         Other - Substantially all of the Company's assets are pledged as collateral for the senior credit facilities or the equipment financing.

         Interest expense includes $11,729,000 in 1993, $11,161,000 in 1994, and $8,818,000 in 1995 representing amortization of debt issuance expenses and accretion of interest on the discounted notes and accrued product liability costs (see Note 8).

         In 1994, the Company recorded a $7,410,000 loss on early extinguishment of debt in connection with the retirement of certain debt with a portion of the proceeds of the Automotive Assets sale as discussed above. The loss represents deferred financing fees and reorganization discounts associated with the retired debt along with expenses of the transactions.

         Subsequent Events - On November 16, 1995, the Company closed on the sale of its Carpet Business and used the proceeds received at the closing to paydown on its revolving line of credit (see Note 3).

         Maturities - Aggregate principal maturities of all long-term debt are as follows (in thousands):

                          Fiscal Year Ending
                          ------------------
                          1996                                       $    2,770
                          1997                                          166,865
                          1998                                           73,858
                          1999                                           88,307
                          2000                                           17,204
                          Thereafter                                      1,310
                                                                     ----------
                                                                     $  350,314
                                                                     ==========

  6.     SENIOR REDEEMABLE PREFERRED STOCK AND EQUITY SECURITIES

         Certain information on senior redeemable preferred stock and equity securities at October 28, 1995 is as follows:

                                                                                                Shares
                                                                 Par Value                    Issued and
                                                                 Per Share     Authorized     Outstanding
                                                                 ---------     ----------     -----------
         Series A Senior Redeemable Preferred Stock                 $.01        700,000(1)       507,031
         Series B Junior Preferred Stock                             .01        700,000(1)        10,000
         Class A Common Stock                                        .01        700,000          490,000
         Class B Common Stock                                        .01        700,000          510,000


(1) The aggregate number of authorized shares of preferred stock is 700,000, including both the senior redeemable preferred stock and the junior preferred stock.

         The senior redeemable preferred stock must be redeemed on May 15, 2003. Its holders vote with the junior preferred stockholders as a single class to elect two directors, otherwise, except in the event of default, the senior redeemable preferred stock is non-voting. The senior redeemable preferred stock is redeemable at the option of the Company prior to maturity at 103% of the liquidation preference of $100 per share. Dividends are cumulative and are calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. In connection with the 1991 reorganization, the senior redeemable preferred stock was discounted to its estimated net present value with the net discount of $23,351,000 reflected as an adjustment of additional paid-in capital. The difference between the net carrying value of the senior redeemable preferred stock and its mandatory redemption value is being amortized using the interest method of amortization over the life of the shares by charges to additional paid-in capital or, if available, by charges to retained earnings. The effective dividend rate on the senior redeemable preferred stock is 15.0%. The unamortized discount was approximately $24,034,000 at October 29, 1994 and $23,153,000 at October 28, 1995. Because of the lack of recent trading activity and disparities in potential valuation methodologies, determination of the fair value of the Company's senior redeemable preferred stock is impractical.

         The junior preferred stock has a liquidation preference of $25 per share. Its holders vote with the senior redeemable preferred stockholders as a single class to elect two directors, otherwise, except in the event of default, the junior preferred stock is non-voting. The liquidation preference increases $15 per share for each year that the Company attains certain specified earnings levels for each of the first five fiscal years ended after April 2, 1991. No increase in the liquidation preference occurred because actual earnings were less than the specified earnings levels in each of the years. Dividends are non-cumulative and are payable at the same rate as is paid on the common stock, if any. As of October 28, 1995, no dividends had been paid. The Company's senior credit agreement prohibits the payment of cash dividends.

         The Class A and Class B common stocks have substantially the same voting rights except in the election of directors. The Class A common stockholders, voting separately as a class, have the right to elect three out of the seven Company directors.

  7.     INCOME TAXES

         The 1993, 1994 and 1995 provision for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

                                                                         1993           1994           1995
                                                                       ---------      ---------      ---------
                 Current:
                   Federal                                             $     34
                   State                                                    666       $ 1,573        $ 1,200
                 Deferred state                                           1,082         1,227           -
                                                                       --------       -------        -------
                 Provision for income taxes                            $  1,782       $ 2,800        $ 1,200
                                                                       ========       =======        =======

         The 1993 current Federal income tax provision relates to alternative minimum taxes. This amount can be carried forward indefinitely and be claimed as a credit against Federal income taxes in subsequent years.

         A reconciliation between income taxes at the statutory Federal income tax rate (34.83% for 1993 and 35% for 1994 and 1995) and the provision for income taxes for the years ended 1993, 1994 and 1995 is as follows (in thousands):

                                                                        1993            1994          1995
                                                                    -----------    ------------    ----------
           Income tax benefit at Federal statutory rate             $  (13,662)    $ (11,757)      $ (5,762)
           Increase in income taxes arising from effect of:
             State and local income taxes                                1,748         2,800          1,200
             Amortization of goodwill                                      314           316            316
             Other                                                         308           250            212
             Losses not resulting in tax benefits                       13,074        11,191          5,234
                                                                    ----------     ---------       --------
           Provision for income taxes                               $    1,782     $   2,800       $  1,200
                                                                    ==========     =========       ========

         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                                         1994           1995
                                                                                     ------------   -----------
         Gross deferred assets:
           Estimated allowance for doubtful accounts                                 $      594     $     476
           Excess of tax over financial statement basis of inventory                        759           634
           Accruals deductible for tax purposes when paid                                 2,384         2,263
           Deferred compensation deductible for tax purposes when paid                      178            39
           Postretirement benefits deductible for tax purposes when paid                  1,657         2,177
           Miscellaneous                                                                     50            56
           Alternative minimum tax credit carryforward available                          2,100         2,300
           Deferred financial statement income recognized for tax purposes
             when received                                                                6,757         5,432
           Allowance for loss on discontinued operations not currently
             recognized for tax purposes                                                   -           11,231
           Excess of tax basis of intangibles over financial statement basis              7,283         8,004
           Net operating loss carryover                                                  22,928        23,519
           Less valuation allowance                                                     (11,697)      (26,020)
                                                                                     ----------     ---------
             Gross deferred assets                                                       32,993        30,111
                                                                                     ----------     ---------
         Gross deferred liabilities:
           Pension asset recognized for book purposes                                    (1,641)       (2,208)
           Excess of financial statement over tax basis of property, plant,
             and equipment                                                              (23,807)      (21,550)
           Excess of tax over financial statement basis of debt instruments
             (net of deferred financing fees)                                            (6,266)       (6,353)
           Excess of financial statement over tax basis of discontinued operations       (1,064)         -
           Deferred state taxes resulting from filing separate subsidiary
             returns in some jurisdictions                                               (3,565)       (4,165)
           Miscellaneous                                                                   (215)         -
                                                                                     ----------     ---------
             Gross deferred liabilities                                                 (36,558)      (34,276)
                                                                                     ----------     ---------
             Net deferred tax liability                                              $   (3,565)    $  (4,165)
                                                                                     ==========     =========

         The net deferred tax liability is included in the accompanying consolidated balance sheet as a non-current liability.

         At October 28, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $63,600,000. The net operating losses expire in years 2005 through 2008. The Company also has alternative minimum tax net operating losses of approximately $6,000,000 which expire in 2007. During the year, the Company utilized approximately $4,500,000 of alternative minimum tax net operating loss carryovers to offset income from the extraordinary gain on early extinguishment of debt. As previously noted, alternative minimum taxes can be carried forward indefinitely and used as a credit against regular federal taxes.

         The Company's ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe this potential limitation on utilization of the net operating loss carryforwards applies. However, due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

  8.     COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities, machinery and computer equipment under noncancellable operating leases. Rent expense was approximately $2,585,000 in 1993, $2,810,000 in 1994 and $3,411,000 in 1995.

         Future minimum payments, by year and in the aggregate, under the noncancellable operating leases with terms of one year or more consist of the following at October 28, 1995 (in thousands):

                     1996                                                $  2,960
                     1997                                                   2,109
                     1998                                                   1,526
                     1999                                                   1,343
                     2000                                                     988
                     Thereafter                                               290
                                                                         --------
                                                                         $  9,216
                                                                         ========

         The Company has planned expenditures of approximately $11 million for property, plant and equipment additions in Fiscal 1996.

         The Company has established long-term incentive compensation plans for certain of its key executives. One plan provides for payments to participants at retirement or termination based on the increase of the fair value, as defined, of the common stock of the Company over certain established levels, as determined by the Company's Board of Directors. No amounts have been earned under the provisions of this plan, except for termination and death benefits accrued and paid of $99,000 and $203,000 in Fiscal 1993 and 1994, respectively. Another plan, effective November 1, 1994, provides for payments to covered participants from amounts accumulated in individual award banks. Awards are determined based on the achievement of specified returns on net assets employed. Awards may be either positive or negative in any given year and are added or subtracted each year from each participant's respective award bank. A percentage of each participant's award bank balance is paid out annually beginning after Fiscal 1996. The payout percentage is 33% in Fiscal 1997, 50% in Fiscal 1998 and 33% for fiscal years thereafter.

         No awards are expected to be paid out under this plan for operating results through October 28, 1995. The Company's policy is to accrue the cost of the plans as the fair value of the common stock increases over the established levels or as actual earnings occur if the cumulative earnings for the periods included under the plan are expected to reach the specified levels necessary for bonuses to be payable.

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that the defective roofing product claims will be substantially settled by 2000. Based on management's estimate of a range of future costs of approximately $9.3 million to $11.4 million, the Company recorded a $5,000,000 addition to the liability for such defective products, charged to other expense in the accompanying statement of operations increasing such liability to $9,270,000 at October 28, 1995 (the liability was $8,207,000 at October 29, 1994). The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Payments on accrued product liability claims were $5,240,000, $3,870,000 and $4,040,000 in fiscal years 1993, 1994 and 1995, respectively. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         In connection with the sale of the Automotive Assets in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities (principally United States Treasury Securities maturing in
         1997) designated by management to be available to satisfy possible contingent tax liabilities. The investments are classified as "held-to-maturity" and recorded at amortized cost. As of October 28, 1995 and October 29, 1994, their aggregate fair value was approximately $43,400,000 and $39,600,000, respectively, with a gross unrealized holding gain of approximately $500,000 in 1995 and a gross unrealized holding loss of approximately $600,000 in 1994.

         The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

  9.     RETIREMENT PLANS

         Defined Benefit Pension Plan - Substantially all of the Company's employees are covered by a company-sponsored defined benefit pension plan. The plan also provides benefits to individuals employed by the Automotive Assets which were sold by the Company on June 28, 1994 and the Carpet Business sold on November 16, 1995 subsequent to the end of Fiscal 1995. The benefits of these former employees were "frozen" at their respective dates of sale. Accordingly, these former employees will retain benefits earned through June 28, 1994 and November 16, 1995, respectively; however, they will not accrue additional benefits. The plan provides pension benefits that are based on the employees' compensation during the last ten years of employment. The Company's policy is to fund the annual contribution required by applicable regulations.

         Assets of the pension plan are invested in common and preferred stocks, government and corporate bonds, real estate and various short-term investments.

         A reconciliation as of the most recent measurement date (November 1, 1994) of the funded status of the plan with amounts reported in the Company's consolidated balance sheets follows (in thousands):

                                                                               October 29,      October 28,
                                                                                  1994             1995
                                                                              ------------     ------------
         Actuarial present value of benefit obligations:
           Vested                                                              $ 79,185         $ 89,236
           Non-vested                                                               710              613
                                                                               --------         --------
         Accumulated benefit obligation                                          79,895           89,849
         Provision for future pay increases                                       8,926            6,232
                                                                               --------         --------
           Total projected benefit obligation                                    88,821           96,081
         Plan assets at fair value                                               80,072           91,996
                                                                               --------         --------
         Projected benefit obligation greater than plan assets                   (8,749)          (4,085)
         Unrecognized net loss                                                    7,611            4,460
         Prior service cost not yet recognized in net periodic
           pension cost                                                           6,238            5,598
                                                                               --------         --------
         Pension asset in accompanying financial statements                    $  5,100         $  5,973
                                                                               ========         ========

         Components of net periodic pension cost:                          1993         1994           1995
                                                                         --------     --------      ---------
           Service cost-benefits earned during the period                $  2,123     $ 2,925       $  2,483
           Interest cost on projected benefit obligation                    7,135       6,987          7,131
           Return on plan assets                                           (9,998)      3,802        (15,628)
           Net amortization and deferral                                    3,317     (10,291)         8,478
                                                                         --------     -------       --------
           Net periodic pension cost                                        2,577       3,423          2,464
           Cost allocated to discontinued operations                          780       1,051            444
                                                                         --------     ----------    --------
           Net periodic pension cost for continuing operations           $  1,797     $ 2,372       $  2,020
                                                                         ========     =======       ========

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation at October 29, 1994 was 8.4% and at October 28, 1995 was 7.8%. The expected long-term rate of return on assets was 9% at October 29, 1994 and October 28, 1995. The assumed rate of increase in compensation levels was based on age-related tables at October 29, 1994 and October 28, 1995. The assumed rates of compensation increases are a half percent lower in the 1995 table than in the 1994 table. Effective November 1, 1993, the Company amended the benefit formula for salaried employees to provide for an additional benefit on compensation in excess of the average social security wage base.

         401(k) Savings Plan - The Company also has a savings, investment and profit-sharing plan available to employees meeting eligibility requirements. Effective January 1, 1994, the Company amended the plan to include coverage of hourly wage employees (previously the plan covered substantially only salaried employees). The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions were approximately $245,000 in 1993, $536,000 in 1994 and $589,000 in 1995.

         Postretirement Benefits - Effective November 1, 1992, the Company adopted SFAS No. 106, which requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when claims are incurred as had been the Company's practice. The cumulative effects as of November 1, 1992 of adopting SFAS No. 106 were to increase accrued postretirement benefit costs by approximately $5,208,000 and charge income in 1993 for approximately $4,988,000 after income taxes. The effect of adopting SFAS No. 106 on income from operations in 1993 was not significant.

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

         Accumulated postretirement benefit obligation (APBO):

                                                                              October 29,        October 28,
                                                                                 1994               1995
                                                                             ------------       ------------
             Retirees                                                           $ 2,656             $ 2,974
             Fully eligible active plan participants                              1,413               1,242
             Other active plan participants                                         614                 551
             Unrecognized gain                                                      680                 482
                                                                                -------             -------
               Accrued postretirement benefit plan cost                         $ 5,363             $ 5,249
                                                                                =======             =======

         Net periodic postretirement benefit expense included the following components (in thousands):

                                                                            1993        1994        1995
                                                                           -----       -----       -----
             Service cost for benefits earned                              $    3      $   7       $   1
             Interest cost on APBO                                            355        352         357
                                                                           ------      -----       -----
             Net periodic postretirement cost                              $  358      $ 359       $ 358
                                                                           ======      =====       =====

         Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% and 7.8% as of October 29, 1994 and October 28, 1995, respectively.

         Postemployment Benefits - Effective October 31, 1993, the Company adopted SFAS No. 112, which requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting instead of when paid, as had been the Company's practice.

         The cumulative effects as of October 31, 1993 of adopting SFAS No. 112 were to increase accrued postemployment benefit costs by approximately $708,000 and charge income for approximately $708,000. Income taxes were not applicable. The effect of adopting SFAS No. 112 on income from operations in 1994 was not significant.

10.      RELATED PARTIES

         The Company incurred fees of $1,250,000 each year in 1993 and 1994 and $1,000,000 in 1995 for management services provided by a certain shareholder pursuant to a management services agreement. The balance sheets as of October 29, 1994 and October 28, 1995 include accrued fees of $1,250,000 and $1,000,000, respectively, in other accrued expenses. The agreement provides for payments of fees to a shareholder of $1,000,000 in 1995 and annually thereafter through the year 2001.

         An investment banking company that owns common stock of the Company charged the Company approximately $361,000 in 1993 for various services.

11.      BUSINESS SEGMENTS

         The Company competes in three industry segments: Apparel Fabrics and Products, Industrial Fabrics and Products and Home Fashion Textiles. The apparel fabrics and products segment manufactures a broad range of apparel fabrics and apparel related products, including unfinished woven apparel fabrics (greige goods) for men's, women's and children's wear, and spun yarns for use in apparel and elastic products for use in undergarments and diapers. The industrial fabrics and products segment manufactures commercial roofing products made from woven synthetic fabrics and rubber-based specialty polymer compounds, other building construction products made from glass and synthetic fibers, various industrial products which generally have insulation or filtration characteristics, and other rubber products and various extruded polyurethane products. The home fashion textiles segment manufactures a variety of unfinished woven fabrics and yarns for use in the manufacturing of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics.

         Export sales are approximately 3% of net sales and the Company has no significant foreign operations. Earnings by business segment represent operating profit, excluding net unallocated corporate operating expenses. Identifiable segment assets are those assets used in the operations of the segment. Corporate assets are cash and other assets.

         Industry segment information (in thousands):

                                                                        1993           1994            1995
                                                                     ----------     ----------     -----------
         Net sales:
           Apparel fabrics and products                              $  262,499     $  254,810     $ 247,846
           Industrial fabrics and products                              156,763        169,736       191,985
           Home fashion textiles                                         38,290         37,325        32,734
                                                                     ----------     ----------     ---------
                                                                     $  457,552     $  461,871     $ 472,565
                                                                     ==========     ==========     =========

         Operating profit:
           Apparel fabrics and products                              $   21,791     $   18,487     $  16,667
           Industrial fabrics and products                                3,582          7,618         7,590
           Home fashion textiles                                          4,242          2,564         1,749
                                                                     ----------     ----------     ---------
             Total operating profit of segments                          29,615         28,669        26,006
         Interest income                                                     48            749         2,821
         Interest expense                                               (60,407)       (55,570)      (39,946)
         Indirect corporate expenses and other                           (8,482)        (7,438)       (5,345)
                                                                     ----------     ----------     ---------
         Loss before income taxes, discontinued operations,
           extraordinary items, and cumulative effects of
           accounting changes                                        $  (39,226)    $  (33,590)    $ (16,464)
                                                                     ==========     ==========     =========

         Identifiable assets:
           Apparel fabrics and products                              $  173,304     $  171,164     $ 165,622
           Industrial fabrics and products                              103,323        106,124       115,710
           Home fashion textiles                                         30,337         24,752        20,731
                                                                     ----------     ----------     ---------
             Total segments                                             306,964        302,040       302,063
           Corporate and other                                           40,108         81,087        81,827
                                                                     ----------     ----------     ---------
                                                                        347,072        383,127       383,890
           Net assets held for sale                                     185,536         69,684        28,932
                                                                     ----------     ----------     ---------
                                                                     $  532,608     $  452,811     $ 412,822
                                                                     ==========     ==========     =========

         Depreciation and amortization expense:
           Apparel fabrics and products                              $   11,357     $   13,329     $  12,722
           Industrial fabrics and products                                4,939          6,103         5,690
           Home fashion textiles                                          2,367          2,359         2,394
                                                                     ----------     ----------     ---------
             Total segments                                              18,663         21,791        20,806
           Corporate and other                                            2,105          1,415           979
                                                                     ----------     ----------     ---------
                                                                     $   20,768     $   23,206     $  21,785
                                                                     ==========     ==========     =========

         Capital expenditures:
           Apparel fabrics and products                              $    9,966     $    8,120     $  10,373
           Industrial fabrics and products                                5,556          6,171         9,312
           Home fashion textiles                                          2,726          4,122           643
                                                                     ----------     ----------     ---------
             Total segments                                              18,248         18,413        20,328
           Corporate and other                                               19             10             4
                                                                     ----------     ----------     ---------
                                                                     $   18,267     $   18,423     $  20,332
                                                                     ==========     ==========     =========

12.      LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring net losses from continuing operations since its inception, has a net shareholder's deficiency of approximately $37,045,000 at October 28, 1995 and the Company's senior revolving credit facility expires on December 1, 1996. Further, mandatory principal payments of approximately $69,027,000 on the Company's senior subordinated discount notes and senior subordinated notes are due on June 1, 1997. The Company's ability to extend the senior revolving credit facility or obtain alternative sources of financing is uncertain. Further, the Company's existing capital resources and projected cash flow are insufficient to make the mandatory principal payments which are due on June 1, 1997, other than through additional borrowings under a renegotiated revolving credit facility or some other source of financing. Accordingly, the Company's ability to secure financing beyond December 1, 1996 raises substantial doubt about the Company's ability to continue as a going concern.

         Management believes that the Company's capital resources and expected cash flows will be adequate to meet its operating and working capital needs during Fiscal 1996. The revolving credit facility (or a similar credit facility) is essential for the Company's continued operations. Prior to the expiration of the Company's revolving credit facility on December 1, 1996, management will discuss extension of the facility with its banks. The Company cannot predict what effect, if any, that the mandatory payments on the debt securities in June 1997 will have on the negotiations with the banks to extend the revolving credit facility beyond December 1, 1996. However, the Company does not expect that an extension of its revolving credit facility beyond May 31, 1997, the first mandatory redemption payment date on the Company's debt securities, will be negotiated unless the maturities of such debt securities are extended, replaced or refinanced. Management expects to engage advisors and discuss extension, replacement or refinancing of the debt securities with its securityholders. The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing will depend on a number of factors, including its operating performance, market conditions and the terms of any extension, replacement or refinancing. Management is unable to predict the Company's ability to accomplish the foregoing extension of its bank financing and extension, replacement or refinancing of its debt securities.

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

Name                              Age                  Position(s) Held
----                              ---                  ----------------
Steven M. Friedman                41                   Director and Chairman of the Board

Jerry E. Hunter                   58                   Director, President and  Chief Executive Officer

David H. Taylor                   40                   Director, Executive Vice President--Finance and Secretary

Muzzafar Mirza                    37                   Director

Alain M. Oberrotman               44                   Director

Marc C. Particelli                50                   Director


The business experience of each of the directors and executive officers during the past five years is as follows:

Steven M. Friedman was elected as the Chairman of the Board of the Company in April 1991. He has been a director of the Company since May 1988. He served as Chief Executive Officer of the Company from April 1991 to November 1994.
Mr. Friedman became a general partner of EOS Partners, L.P. ("EOS Partners")
(a private investment firm) on January 1, 1994. Prior thereto, he was a general partner of Odyssey Partners, a private investment partnership with substantial capital invested in marketable securities and closely-held businesses, since July 1988. He is also a director of Forstmann & Company, Inc., a manufacturer of textiles and textile-related products, MICOM Communications Corp., a supplier of data communications and networking products, Eagle Food Centers, Inc., a chain of grocery stores, The Leslie Fay Companies, Inc., a women's wear designer and manufacturer, Rickel Home Centers, Inc., a chain of home center retail stores, and The Caldor Corporation, a chain of discount retail stores.

Jerry E. Hunter was appointed as a director of the Company on April 6, 1993 and was appointed Chief Executive Officer on November 29, 1994. Mr. Hunter has served as President of the Company since September 1988. Prior to that time, from May 1988 to September 1988, he was Executive Vice-President - Operations. He also serves as a Vice-President of each of the Company's subsidiaries. From April 1986 to May 1988 he was Vice-President - Technical Services at J.P. Stevens. From March 1983 to March 1986, he was Senior Vice President at Cannon Mills, Inc., a textile manufacturer. Prior to March 1983, he was employed by Springs Industries, a textile manufacturer, for twenty-one years.

David H. Taylor was appointed as a director of the Company on April 15, 1993. Mr. Taylor has served as Executive Vice-President - Finance and Secretary of the Company since June 1991, and prior thereto he was Controller and Assistant Secretary of the Company since May 1988. Prior to that time, he was a Senior Manager at Deloitte Haskins & Sells, a public accounting firm by which he was employed from June 1977 through May 1988. In addition, Mr. Taylor serves as a Vice-President and Assistant Secretary of each of the Company's subsidiaries.

Alain M. Oberrotman was appointed as a director of the Company on January 25, 1994. He has been a principal of Odyssey Partners since October 1992. From September 1990 to October 1992, he was a principal of Hambro International Equity Partners, a venture capital firm. Prior thereto, Mr. Oberrotman was the President of TVI Group, Inc., an interim management and consulting firm.

Muzzafar Mirza was appointed as a director of the Company on October 25, 1993. He has been a principal of Odyssey Partners since July 1993. From May 1988 to June 1993, he was employed by General Electric Capital Corporation, as head of Merchant Banking for the GE Capital Corporate Finance Group. From 1983 to 1988, he was a Vice President of Marine Midland Bank, N.A. Mr. Mirza is also a director of The Scotsman Group, Inc. and its parent, Scotsman Holdings, Inc., a lessor of mobile office units.

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

ITEM 11.     EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for the last three years for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company during Fiscal 1995.

                           SUMMARY COMPENSATION TABLE


Name and                                                        Annual Compensation
                                                            ---------------------------          All Other
Principal Position                         Year              Salary            Bonus           Compensation(3)
------------------                         ----             ---------        ----------        ------------
Jerry E. Hunter                            1995             $ 306,075        $  195,902        $   3,228
  President and Chief Executive            1994               291,500           292,793            5,219
    Officer                                1993               265,000           108,942            8,823

Carl Rosen                                 1995               243,750            83,000            3,046
  President, JPS Converter &               1994               217,708            60,000            4,354
    Industrial Corp.(1)                    1993               175,500            50,000            7,076

David H. Taylor                            1995               196,350           118,139            2,238
  Executive Vice President -               1994               187,000           162,631            3,271
    Finance and Secretary                  1993               170,000            48,921            6,704

Monnie L. Broome                           1995               155,925            91,822            2,250
  Vice President-Human Resources           1994               148,500           122,590            3,029
                                           1993               135,000            33,299            6,058

Paul B. Comiskey                           1995               175,000              -               2,023
  President, JPS Carpet Corp. (1)(2)       1994               175,000             1,000            3,062
                                           1993               175,000            21,500            6,763

_________________


(1) Such executive officers of the Company's subsidiaries perform certain policy-making functions for the Company and are therefore included herein pursuant to Item 402(a)(3) of Regulation S-K and Rule 36-7 under the Exchange Act.
(2) The Company has terminated Paul B. Comiskey's position as a result of the sale of the Carpet Business which occurred on November 16, 1995.
(3) Employer matching 401(k) plan contribution and employer-provided life insurance premiums.

LONG-TERM INCENTIVE PLAN

The Company and certain of its subsidiaries (the "Subsidiary Participants") have adopted a Long-Term Incentive Plan for certain officers and key employees effective November 1, 1994. The plan provides for annual awards which are accumulated in individual award banks. Awards may be either positive or negative in any given year and are added or subtracted each year from each participant's respective award bank. A percentage of each participant's award bank balance is paid out annually beginning after Fiscal 1996. Awards are based on the achievement of certain financial performance targets by the Company and the Subsidiary Participants. Such financial performance targets are established on a rolling 3-year basis and are subject to change at the discretion of the Boards of Directors of the Company and the Subsidiary Participants.

The following employees named in the Summary Compensation Table are currently employee participants in the Long-Term Incentive Plan: Jerry E. Hunter, Carl Rosen, David H. Taylor and Monnie L. Broome. As of January 26, 1996, there have been no awards granted under this plan.

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

                             PENSION PLAN TABLE*

                                                               Years of Service
                                         -------------------------------------------------------------
            Remuneration                 15 Years       20 Years     25 Years     30 Years    35 Years
            ------------                 --------       --------     --------     --------    --------
               $125,000                   $20,167        $26,890      $33,612      $40,334     $47,057

                150,000 and above          24,667         32,890       41,112       49,334      57,557


* Assumes individual retires at age 65 in 1995 with the indicated years of service and compensation. The social security integration level of such individuals would be $25,920. The social security integration level is adjusted annually.

Credited years of service for benefit accrual under the Pension Plan as of October 28, 1995 for the following executive officers are:

           Jerry E. Hunter  . . . . . . . . . . . . .               9 years
           Carl Rosen . . . . . . . . . . . . . . . .               4 years
           David H. Taylor  . . . . . . . . . . . . .               7 years
           Monnie L. Broome . . . . . . . . . . . . .               7 years
           Paul B. Comiskey . . . . . . . . . . . . .              13 years

Annual retirement benefits for salaried employees are generally computed as the sum of 0.6% of a participant's average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 plan years of service) multiplied by the years of benefit service plus 0.6% of a participant's compensation which exceeds the Participant's Social Security Integration Level (equal to $25,920 in 1995) multiplied by the participant's years of benefit service. The Pension Plan provides that each participant's benefits fully vest after five years of service or the attainment of age 65.

This table may understate the benefits available to certain participants because salaried employees who were covered by the Pension Plan before July 1, 1989 are entitled to the greater of the benefit formula noted above or the prior benefit formula, plus additional accrued benefits under the new formula since July 1, 1989. Under the prior formula, a participant's annual pension payable as of normal retirement age was equal to 1% of the portion of "final average compensation" which was equal to the "social security integration level" in effect for the year of retirement, plus 1.5% of the portion of the participant's final average compensation in excess of the social security integration level, the sum of which was multiplied by the number of years of credited service not exceeding 35. In addition, as noted below, the table assumes that covered compensation was limited to the current allowable amount for all years while benefits may have been accrued in years when limitations were higher.

Compensation covered by the Pension Plan consists of all payments made to a participant for personal services rendered as an employee of the Company which are subject to federal income tax withholding, excluding imputed income attributable to certain fringe benefit programs. In accordance with the Revenue Reconciliation Act of 1993 with respect to salaried employees, plan compensation covers up to a maximum of $150,000 as adjusted per individual for the plan year beginning November 1, 1994. Plan compensation was subject to substantially higher limits in previous years ($235,840 for 1994). The amounts shown are also subject to possible maximum limitations under Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") and are subject to possible reduction for amounts payable under other JPS qualified plans.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive no compensation for their services.

MANAGEMENT AGREEMENT

Pursuant to a management agreement (the "Management Agreement"), dated as of April 2, 1991, between the Company and Odyssey Investors, Inc., a Delaware corporation and an affiliate of Odyssey Partners ("Odyssey Investors"), the Company agreed to pay Odyssey Investors a $1.0 million fee for Fiscal 1995 and for each fiscal year thereafter through April 2, 2001, in exchange for certain management services provided by Odyssey Investors. Such services include continual financial advisory and business management services in order to maximize the efficiency of operations and enhance profitability.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee or other board committee performing equivalent functions thereto. However, Odyssey Investors, as part of its duties under the Management Agreement, from time to time during the past fiscal year has participated in certain discussions with Jerry E. Hunter, the President, Chief Executive Officer and a Director of the Company, David H. Taylor, Executive Vice President-Finance and Director of the Company and Monnie
L. Broome, Vice President-Human Resources of the Company in determining certain business and financial objectives and other criteria to enable the Company to set compensation awards and Long Term Incentive Plan targets for the Company's executive officers.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

The following table sets forth information as of December 29, 1995 with respect to the beneficial ownership of shares of (i) Senior Preferred Stock; (ii) Junior Preferred Stock; (iii) Class A Common Stock; and (iv) Class B Common Stock by (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group.

                                      Senior Preferred Stock    Junior Preferred Stock   Class A Common Stock   Class B Common Stock
                                      ----------------------    ----------------------   --------------------   --------------------

                                       Number       Percent       Number      Percent     Number    Percent      Number    Percent
 Name of 5%                             of            of            of          of          of        of           of        of
 Beneficial Owner                      Shares        Class        Shares       Class      Shares    Class(1)     Shares    Class(1)
 ----------------                      ------        -----        ------       -----      ------    --------     ------    --------
 Bear Stearns Securities Corp. (4)       76,608    15.11%
 % ADP Proxy Services
 51 Mercedes Way
 Edgewood, NY 11717

 Presidential Life                       51,461    10.15%
 Insurance Company
 c/o The Bank of New York
 Post Office Box 16203
 New York, NY 10249

 Franklin Funds                          50,742    10.00%
 c/o ADP Proxy Services
 51 Mercedes Way
 Edgewood, NY 11717

 State Street Research                   51,109     9.93%
 and Management (6)
 One Financial Center
 Boston, MA 02111-2690

 Executive Life Ins. Co.                 47,821     9.43%
 Base Assets Trust
 11444 Olympic Blvd.
 Los Angeles, CA 90064

 Citibank, N.A. (4)                      26,794     5.21%
 P. O. Box 1530, Grand Central
 111 Wall Street
 20th FL., Zone 9
 New York, NY 10043

 Lehman Brothers                         25,755     5.00%
 c/o ADP Proxy Services
 51 Mercedes Way
 Edgewood, NY 11717

 Odyssey Partners, L.P. (2)                                        5,000     50.00%                              340,000     34.00%
 31 West 52nd Street
 New York, NY 10019

 DLJ Capital Corp. (3)                                                                                           170,000     17.00%
 140 Broadway
 New York, NY 10005-1285

 Messrs. Grant M. Wilson,                                          5,000     50.00%
 William J. DeBrule
 and Yehochai Schneider
 111 Pond Street
 Cohasset, MA 02025

                                      Senior Preferred Stock    Junior Preferred Stock   Class A Common Stock   Class B Common Stock
                                      ----------------------    ----------------------   --------------------   --------------------

                                       Number       Percent        Number    Percent      Number     Percent      Number    Percent
 Name of 5%                              of           of             of        of           of         of           of        of
 Beneficial Owner                      Shares        Class         Shares     Class       Shares     Class(1)     Shares    Class(1)
 ----------------                      ------        -----         ------     -----       ------     --------     ------    --------
 Hare & Co.                                                                               79,940     7.99%
 Bank of New York
 P. O. Box 11203
 New York, NY 10249

 Lutheran Brotherhood                                                                     70,180     7.02%
 Research Corp.
 625 Fourth Avenue South
 Minneapolis, MN 55415

 Everest Capital Fund, L.P.                                                               51,223     5.12%
 c/o Morgan Stanley & Co., Inc.
 One Pierpont Plaza
 Brooklyn, NY 11201

 Directors and executive                                                                                         510,000     51.0%
 officers as a group (5)
 (6 persons)

(1) Percentages represented hereunder are based on the combined Class A Common Stock and Class B Common Stock issued and outstanding.

(2) Represents shares of Class B Common Stock and Junior Preferred Stock owned by Odyssey Partners. In addition, Odyssey Partners has voting control with respect to the 5,000 shares of Junior Preferred Stock held by Grant M. Wilson, William J. DeBrule and Yehochai Schneider. The Class B Common Stock shares are subject to a Stockholders' Agreement, which provides, among other things, for certain restrictions on the voting and transfer of such shares. Leon Levy, Jack Nash, Stephen Berger, Joshua Nash, the Nash Family Partnership and Brian Wruble, by virtue of being general partners of Odyssey Partners, share voting and dispositive power with respect to the Class B Common Stock and Junior Preferred Stock owned by Odyssey Partners and, accordingly, may each be deemed to own beneficially such stock owned by Odyssey Partners. Each of such persons has expressly disclaimed any such beneficial ownership (within the meaning of Rule 13d-3(a) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) which exceeds the proportionate interest in the Class B Common Stock and Junior Preferred Stock which he or it may be deemed to own as a general partner of Odyssey Partners. Mr. Friedman has an indirect fractional financial interest in the shares of Class B Common Stock owned by Odyssey Partners; however, he has no voting or dispositive power over any shares owned by Odyssey Partners.

(3) Such shares are subject to the Stockholders' Agreement, which provides, among other things, for certain restrictions on the voting and transfer of such shares. In addition, pursuant to the Voting Trust Agreement, dated as of April 2, 1991, between DLJ and Lincoln National, DLJ conferred the right to vote 120,000 of such shares of Class B Common Stock to Lincoln National, as voting trustee. Such shares include shares held by DLJ First ESC L.L.C. which is an "employee securities corporation" formed to hold securities on behalf of participants in certain DLJ incentive compensation plans.

(4) Shown is the nominee recordholder of such shares. It is not known if all shares are held for one beneficial owner.

(5) None of Jerry E. Hunter, Carl Rosen, David H. Taylor, Monnie L. Broome or Paul B. Comiskey, the executive officers listed above in Item 11, "-- Executive Compensation -- Summary Compensation Table," beneficially own, or may be deemed to own, any shares of capital stock of the Company, and therefore are not listed in this table.

(6)      Disclaims beneficial ownership.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 None.

                                   PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
8-K.

(a)      (1)     The following financial statements are included in Item 8:

         (i)     Independent Auditors' Report.
         (ii) Consolidated Balance Sheets as of October 28, 1995 and October 29, 1994.
         (iii) Consolidated Statements of Operations for the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993.
         (iv) Consolidated Statements of Senior Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993.
         (v) Consolidated Statements of Cash Flows for the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993.
         (vi)    Notes to Consolidated Financial Statements.

The registrant is primarily a holding company and all subsidiaries are wholly owned.

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

(b) Report on Form 8-K dated December 1, 1995, containing disclosure of the Company's disposition of the Carpet Business on November 16, 1995, including an unaudited pro forma balance sheet as of July 29, 1995 and proforma income statements for the periods ended July 29, 1995 and October 29, 1994 giving effect to the disposition, and a press release dated November 16, 1995 regarding the disposition.

(c)              Reference is made to Item 14(a)(3) above.

(d)              Reference is made to Item 14(a)(2) above.

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this report, which are incorporated herein:

Exhibit
Number                                          Description
------                                          -----------
2.1(i)              Plan of Reorganization of JPS Textile Group, Inc., a Delaware corporation (the "Company"), filed pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 7, 1991 (the "Plan).*

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

4.2                 Form of Discount Note, incorporated by reference to Exhibit A to the Discount Note Indenture.*

4.3                 Indenture, dated as of April 2, 1991 (the "Subordinated Note Indenture"), between the Company and
                    First Trust, as Trustee, relating to the Company's 10.25% Senior Subordinated Notes due June 1, 1999
                    (the "Subordinated Notes").*

4.4                 Form of Subordinated Note, incorporated by reference to Exhibit A to the Subordinated Note Indenture.*

4.5                 Indenture, dated as of April 2, 1991 (the "Debenture Indenture"), between the Company and First Bank
                    National Association, as Trustee, relating to the Company's 7% Subordinated Debentures due May 15,
                    2000 (the "Debentures").*

4.6                 Form of Debenture, incorporated by reference to Exhibit A to the Debenture Indenture.*

4.7                 Stockholders' Agreement, dated as of April 2, 1991, among Odyssey Partners, L.P. ("Odyssey Partners"), DLJ
                    Capital Corp. ("DLJ Capital") and Lincoln National Bank and Trust Company of Fort Wayne ("Lincoln National").*

Exhibit
Number                                          Description
------                                          -----------
4.8                 Letter Agreement, dated April 2, 1991 regarding certain rights of "co-sale" granted by Odyssey partners, DLJ Capital and Lincoln National to the holders of the Company's Class A Common Stock.*

4.9                 Letter Agreement, dated April 2, 1991, among Odyssey Partners, Grant M. Wilson, William J. DeBrule and Yehochai Schneider.*

9.1                 Voting Trust Agreement, dated as of April 2, 1991, between DLJ Capital and Lincoln National.*

10.1                Management Agreement, dated as of April 2, 1991, between the Company and Odyssey Investors, Inc.*

10.2                Registration Rights Agreement, dated as of April 2, 1991, by and among the Company and the holders of the Company's Senior Notes, Discount Notes, Subordinated Notes, Senior Preferred Stock and Class
                    A Common Stock (collectively, the "Securities").*

10.3                Loan and Security Agreement, dated as of October 30, 1991, (the "CIT Loan Agreement"), between JPS
                    Converter and Industrial Corp., a Delaware corporation ("JCIC") and The CIT Group/Equipment
                    Financing, Inc. ("CIT").*

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

Exhibit
Number                                          Description
------                                          -----------
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

10.13               Fourth Amended and Restated Credit Agreement (the "Existing Credit Agreement"), dated as of June 24,
                    1994, by and among the Company, JCIC, JPS Elastomerics Corp., a Delaware corporation ("JEC"), JPS
                    Carpet Corp., a Delaware corporation ("JCC"), the financial institutions listed on the signature pages thereof, Citibank, N.A. ("Citibank") as Agent and Administrative Agent, and General Electric
                    Capital Corporation ("GECC") as Co-Agent and Collateral Agent.****

10.14               First Amendment to the Existing Credit Agreement, dated as of November 4, 1994, by and among the
                    Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral Agent.*****

10.15               Second Amendment to the Existing Credit Agreement, dated as of December 21, 1994, by and among the
                    Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC as Co-Agent and Collateral Agent.*****

10.16               Fourth Amendment to CIT Loan Agreement, dated as of December 29, 1994, by and between JCIC and CIT.*****

10.17               Lease Modification and Extension Agreement, dated as of April 30, 1993, by and between 1185
                    Associates and JCIC.*****

10.18               Long-Term Incentive Plan of the Company effective November 1, 1994.******

10.19               Third Amendment to Existing Credit Agreement, dated as of May 31, 1995 by and among the Company,
                    JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral Agent.********

10.20               Fourth Amendment to Existing Credit Agreement, dated as of October 28, 1995 by and among the
                    Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral Agent.*********

10.21               Lease Modification and Extension Agreement, dated as of November 17, 1994, by and between 1185
                    Associates and JCIC.*********

Exhibit
Number                                          Description
------                                          -----------
10.22               Asset Transfer Agreement, dated as of November 16, 1995, by and among the Company, JPS Carpet Corp., a Delaware corporation, Gulistan Holdings Inc. ("GHI"), a Delaware corporation and Gulistan Carpet
                    Inc., a Delaware Corporation and wholly-owned subsidiary of GHI.**********

11.1                Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

12.1                Computation of Ratio of Earnings to Fixed Charges - not required for Form 10-K per Item 503(d) of
                    Regulation S-K.

12.2                Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends--not
                    required for Form 10-K per Item 503(d) of Regulation S-K.

21.1                List of Subsidiaries of the Company.*****

27.1                Financial data schedule (for SEC use only).*********

                    ________

              *     Previously filed as an exhibit to Registration Statement
                    No. 33-58272 on Form S-1, declared effective by the SEC on
                    July 26, 1993, and incorporated herein by reference.
             **     Previously filed as an exhibit to the Company's Annual
                    Report on Form 10-K for the year ended October 30, 1993.
            ***     Previously filed as an exhibit to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended April 30, 1994.
           ****     Previously filed as an exhibit to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended July 30, 1994.
          *****     Previously filed as an exhibit to the Company's Annual
                    Report on Form 10-K for the year ended October 29, 1994.
         ******     Previously filed as an exhibit to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended January 28, 1995.
        *******     Previously filed as an exhibit to Post-Effective Amendment
                    No. 3 to Registration Statement No. 33- 58272 on Form S-1,
                    declared effective by the SEC on June 7, 1995 and
                    incorporated herein by reference.
       ********     Previously filed as an exhibit to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended April 29, 1995.
      *********     Filed herewith.
     **********     Previously filed as an exhibit to the Company's Current
                    Report on Form 8-K dated December 1, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JPS TEXTILE GROUP, INC.


Date: January 26, 1996              By: /s/ Jerry E. Hunter
                                        -------------------------
                                         Jerry E. Hunter
                                         President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                        DATE
---------                               -----                                        ----
/s/ Steven M. Friedman                  Director and Chairman                        January 26, 1996
-------------------------                 of the Board
STEVEN M. FRIEDMAN


/s/ Jerry E. Hunter                     Director, President and                      January 26, 1996
------------------------------            Chief Executive Officer
JERRY E. HUNTER


/s/David H. Taylor                      Director, Executive                          January 26, 1996
-----------------------------             Vice President-Finance,
DAVID H. TAYLOR                           Principal Financial Officer and
                                          Secretary


/s/ Muzzafar Mirza                      Director                                     January 26, 1996
---------------------------
MUZZAFAR MIRZA


/s/ Alain M. Oberrotman                 Director                                     January 26, 1996
-----------------------
ALAIN M. OBERROTMAN


/s/ Marc C. Particelli                  Director                                     January 26, 1996
-----------------------------
MARC. C. PARTICELLI


/s/ Allen A. Hodges                     Controller                                   January 26, 1996
-----------------------------
ALLEN A. HODGES

JPS TEXTILE GROUP, INC.
INDEX TO SCHEDULE


INDEX TO FINANCIAL STATEMENT SCHEDULE
For the Years Ended October 30, 1993, October 29, 1994 and October 28, 1995




FINANCIAL STATEMENT SCHEDULE

II.      Valuation and Qualifying Accounts and Reserves                 S-2





Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS TEXTILE GROUP, INC.                                              SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (IN THOUSANDS)


          Column A                                  Column B           Column C           Column D      Column E
--------------------------                        -----------    ----------------------  ----------   ------------
                                                                            Charged to
                                                   Balance at    Charged to    Other                   Balance at
                                                   Beginning     Costs and    Accounts   Deductions      End of
      Classification                               of Period      Expenses    Describe    Describe       Period
--------------------------                        -----------    ---------   ----------  ----------   ------------
                                                                              (a)          (b)
Allowances Deducted from Asset
  to Which They Apply:

Year Ended October 30, 1993 (52 Weeks)
    Allowance for doubtful accounts                 $ 1,912       $  441      $   (92)    $    323      $ 1,938
    Claims, returns and other allowances                701                       528          452          777
                                                    -------        -----      -------     --------      -------
                                                    $ 2,613       $  441      $   436     $    775      $ 2,715
                                                    =======       ======      =======     ========      =======

Year Ended October 29, 1994 (52 Weeks)
    Allowance for doubtful accounts                 $ 1,938       $  748      $   847     $  1,606      $ 1,927
    Claims, returns and other allowances                777          (73)         369          423          650
                                                    -------        ------     -------     --------      -------
                                                    $ 2,715       $  675      $ 1,216     $  2,029      $ 2,577
                                                    =======       ======      =======     ========      =======

Year Ended October 28, 1995 (52 Weeks)
    Allowance for doubtful accounts                 $ 1,927       $ (114)     $   206     $     69      $ 1,950
    Claims, returns and other allowances                650                       175          644          181
                                                    -------       ------      -------     --------      -------
                                                    $ 2,577       $ (114)     $   381     $    713      $ 2,131
                                                    =======       ======     ========     ========      =======

(a) Change in various reserves charged to net sales.

(b) Uncollected receivables written off, net of recoveries.