Form 10-Q
period 1996-01-27
JPS TEXTILE GROUP INC /DE/
filed 1996-03-12
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .
                                ------------    ------------

                        Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    57-0868166
----------------------------------        ------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina     29607
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                  Registrant's telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                           ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of March 11, 1996.

JPS TEXTILE GROUP, INC.
INDEX


                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION                                                                      NUMBER
    Item 1.      Condensed Consolidated Balance Sheets
                     January 27, 1996 (Unaudited) and October 28, 1995  . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Operations
                     Three Months Ended January 27, 1996 and
                     January 28, 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . .         4

                 Condensed Consolidated Statements of Cash Flows
                     Three Months Ended January 27, 1996 and
                     January 28, 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . .         6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .        10

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                January 27,   October 28,
                                                                                   1996           1995
                                                                               ------------   ------------
                                                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                                                          $    1,200     $    1,352
  Accounts receivable                                                               70,662         88,186
  Inventories                                                                       56,163         48,729
  Prepaid expenses and other                                                         1,207          2,545
  Net assets held for sale                                                            -            28,932
                                                                                ----------     ----------
     Total current assets                                                          129,232        169,744
Property, plant and equipment, net                                                 158,137        161,436
Excess of cost over fair value of net assets acquired, net                          31,248         31,489
Other assets (Note 4)                                                               58,747         50,153
                                                                                ----------     ----------
             Total                                                              $  377,364     $  412,822
                                                                                ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Senior credit facility, revolving line of credit (Note 3)                     $   75,208
  Accounts payable                                                                  26,147     $   29,754
  Accrued interest                                                                   4,580          9,895
  Accrued salaries, benefits and withholdings                                       10,980         11,503
  Other accrued expenses                                                            15,559         12,699
  Current portion of long-term debt                                                  2,771          2,770
                                                                                ----------     ----------
     Total current liabilities                                                     135,245         66,621
Long-term debt                                                                     237,481        327,668
Deferred income taxes                                                                4,165          4,165
Other long-term liabilities                                                         20,181         23,242
                                                                                ----------     ----------
     Total liabilities                                                             397,072        421,696
                                                                                ----------     ----------
Senior redeemable preferred stock                                                   29,254         28,171
                                                                                ----------     ----------
Shareholders' equity (deficit):
  Junior preferred stock                                                               250            250
  Common stock                                                                          10             10
  Additional paid-in capital                                                        28,529         29,613
  Deficit                                                                          (77,751)       (66,918)
                                                                                ----------     ----------
     Total shareholders' deficit                                                   (48,962)       (37,045)
                                                                                ----------     ----------

             Total                                                              $  377,364     $  412,822
                                                                                ==========     ==========

Note: The condensed consolidated balance sheet at October 28, 1995 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                January 27,   January 28,
                                                                                   1996           1995
                                                                                ----------     ----------
Net sales                                                                       $   98,741     $ 117,316
Cost of sales                                                                       88,846       101,068
                                                                                ----------     ---------

Gross profit                                                                         9,895        16,248
Selling, general and administrative expenses                                         9,875        10,429
Other expense, net                                                                     241           384
                                                                                ----------     ---------

Operating profit (loss)                                                               (221)        5,435
Valuation allowance on Gulistan securities (Note 4)                                 (1,500)         -
Interest income                                                                        695           666
Interest expense                                                                    (9,737)      (10,297)
                                                                                ----------     ---------

Loss before income taxes, loss from discontinued operations
  and extraordinary gain                                                           (10,763)       (4,196)
Income taxes                                                                            70           300
                                                                                ----------     ---------

Loss before loss from discontinued operations and
  extraordinary gain                                                               (10,833)       (4,496)
Loss from discontinued operations, net of taxes                                       -           (1,202)
Extraordinary gain on early extinguishment of debt, net of taxes                      -           20,120
                                                                                ----------     ---------


Net income (loss)                                                                  (10,833)       14,422
Senior redeemable preferred stock in-kind dividends and
  discount accretion                                                                 1,083           930
                                                                                ----------     ---------

Income (loss) applicable to common stock                                        $  (11,916)    $  13,492
                                                                                ==========     =========

Weighted average common shares outstanding
                                                                                 1,000,000     1,000,000
                                                                                ==========     =========

Earnings (loss) per common share:
  Loss before loss from discontinued operations and
    extraordinary gain                                                          $   (11.92)    $   (5.43)
  Loss from discontinued operations                                                  -             (1.20)
  Extraordinary gain on early extinguishment of debt                                 -             20.12
                                                                                ----------     ---------

  Net income (loss)                                                             $   (11.92)    $   13.49
                                                                                ==========     =========


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                     Three Months Ended
                                                                                 --------------------------
                                                                                 January 27,    January 28,
                                                                                    1996           1995
                                                                                 ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $ (10,833)       $  14,422
                                                                                 ---------        ---------
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Loss from discontinued operations                                               -               1,202
      Extraordinary gain on early extinguishment of debt                              -             (20,120)
      Depreciation and amortization, except amounts included
         in interest expense                                                         5,768            5,563
      Interest accretion and debt issuance cost amortization                         2,293            2,377
      Valuation allowance on Gulistan securities                                     1,500             -
      Other, net                                                                       737             (282)
      Changes in assets and liabilities:
         Accounts receivable
                                                                                    17,524            7,460
         Inventory                                                                  (7,435)          (2,985)
         Prepaid expenses and other assets                                             846             (697)
         Accounts payable                                                           (3,534)           1,599
         Accrued expenses and other liabilities                                    (10,465)          (9,999)
                                                                                 ---------        ---------
           Total adjustments                                                         7,234          (15,882)
                                                                                 ---------        ---------
    Net cash used in operating activities
                                                                                    (3,599)          (1,460)
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                  (2,230)          (6,203)
  Receipts from discontinued operations, net                                        22,708            2,152
                                                                                 ---------        ---------
    Net cash provided by (used in) investing activities                             20,478           (4,051)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                                            -                 (25)
  Revolving credit facility borrowings (repayments), net                           (16,518)          44,048
  Proceeds from issuance of long-term debt
                                                                                      -               5,000
  Repayment and purchases of long-term debt                                           (513)         (42,264)
                                                                                 ---------        ---------
    Net cash provided by (used in) financing activities                            (17,031)           6,759
                                                                                 ---------        ---------

Net increase (decrease) in cash                                                       (152)           1,248
Cash at beginning of period                                                          1,352            1,844
                                                                                 ---------        ---------

Cash at end of period                                                            $   1,200        $   3,092
                                                                                 =========        =========

Supplemental cash flow information:
  Interest paid                                                                  $  12,758        $  15,040
  Income taxes paid                                                                    272              828
  Non-cash financing activities:
    Senior redeemable preferred stock dividends-in-kind                                762              718

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. JPS Textile Group, Inc. (the "Company") has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 27, 1996 for all periods presented have been made.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995. The results of operations for the interim period are not necessarily indicative of the operating results of the full year.

         In the first quarter of Fiscal 1995, the Company estimated that the open market purchases of certain of its debt securities would result in additional tax liabilities of approximately $3.2 million. Such amount was recorded as a reduction of the extraordinary gain from early extinguishment of debt in the 1995 first fiscal quarter. This amount of tax was based on management's best estimate at that time of alternative minimum taxable income for Fiscal 1995. During the fourth quarter of Fiscal 1995, management's estimate of Fiscal 1995 alternative minimum taxable income was revised downward. Accordingly, the Company reduced the $3.2 million tax estimate by $2.6 million to $0.6 million during the fourth quarter of Fiscal 1995. The Company has restated the extraordinary gain in the first quarter of Fiscal 1995 for this report on Form 10-Q to give effect to the revised amount of tax on the extraordinary gain.

         The Company has reclassified $1.5 million in the October 28, 1995 balance sheet from property, plant and equipment to other current assets. The reclassified amount represents the Company's progress payments in 1995 on equipment which was subsequently financed under an operating lease in the 1996 first quarter. The Company had the operating lease agreement in place in 1995, however this particular equipment had not been designated to be financed under that agreement until the first quarter of 1996. The reclassification treats the $1.5 million as a temporary deposit on the October 28, 1995 balance sheet, subsequently reimbursed to the Company from the proceeds of the operating lease. In the 1996 first quarter, the $1.5 million is treated in the statement of cash flows as a reduction of other current assets which results in cash provided by operating activities.

         Certain other 1995 amounts have been reclassified to conform to the 1996 presentation. In addition, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995 regarding reclassifications of 1995 amounts for discontinued operations.

2.       Inventories (In Thousands):

                                                                               January 27,    October 28,
                                                                                   1996           1995
                                                                               -----------     ----------
         Raw materials                                                           $ 14,873      $ 13,909
         Work-in-process                                                           20,489        18,334
         Finished goods                                                            20,801        16,486
                                                                                 --------      --------

             Total                                                               $ 56,163      $ 48,729
                                                                                 ========      ========

3.       Long-Term Debt

         The Company has classified the $75.2 million outstanding under its senior credit facility revolving line of credit as a current liability because the facility is currently scheduled to terminate on December 1, 1996. As discussed in Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the revolving credit facility (or a similar credit facility) is essential for the Company's continued operations. Prior to the expiration of the Company's revolving credit facility on December 1, 1996, management will discuss extension of the facility with its banks. The Company cannot predict what effect, if any, that the mandatory payments on the debt securities in June 1997 will have on the negotiations with the banks to extend the revolving credit facility beyond December 1, 1996.

4.       Discontinued Operations

         On November 16, 1995, pursuant to the terms of an Asset Transfer Agreement dated as of November 16, 1995, by and among the Company, JPS Carpet Corp. ("Carpet"), a wholly-owned subsidiary of the Company, Gulistan Holdings Inc. and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. (collectively, with Gulistan Holdings Inc., "Gulistan"), the Company and Carpet consummated the sale of substantially all of the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business"). Pursuant to the Asset Transfer Agreement, Gulistan agreed to assume substantially all of the liabilities and obligations associated with the Carpet Business. Gulistan was formed and its common stock is owned by certain members of the former management team at Carpet. The Company and its subsidiaries have agreed, for a three-year period, not to compete directly or indirectly with the business that was sold.
         The Consolidated Statements of Operations and Cash Flows for 1995 have been reclassified to reflect the Carpet Business as discontinued operations.

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

         In the first quarter of 1996, Gulistan reported net losses of approximately $1.8 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November 16, 1995. Also, in accordance with relative accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $1.5 million as a result of the net loss ($1.8 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during the 1996 first quarter. The relevant accounting literature requires the Company to record the loss incurred by Gulistan as a valuation allowance reducing the carrying value of the Gulistan securities held by the Company. The valuation allowance will be increased or reduced (but not below zero) with a corresponding charge or credit to income to give effect to future losses or earnings of Gulistan as those losses or earnings occur.

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

         Net sales from the discontinued operations of the Carpet Business were $29.9 million in the first quarter of 1995. The Company has allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portion was approximately $0.4 million in the first quarter of 1995.

5.       Contingencies

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that the defective roofing product claims will be substantially settled by 2000. The liability for such defective products was $9,270,000 at October 28, 1995 and $8,192,000 at January 27, 1996. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At January 27, 1996, the Company had net operating loss carryforwards for tax purposes of approximately $61 million. The net operating losses expire in years 2005 through 2008. The Company's ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe that its losses are currently subject to this limitation on utilization of the loss carryforwards. However, there can be no assurance that this limitation will not apply in the future. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

6.       Subsequent Event

         On February 15, 1996, the Company extended an offer of special early retirement termination benefits to approximately 50 salaried employees who meet certain criteria. If all such qualified employees accept the offer of early retirement benefits, approximately $5.0 million of pension benefits would be payable in lump-sums by the Company's defined benefit pension plan. In such event, the Company would recognize a $2.0 million expense in its financial statements representing the actuarial cost to the pension plan of such early retirement at the time such offers were accepted by the employees, which is expected to be in the second fiscal quarter of 1996. The Company expects that only a portion of the qualified employees will accept this offer. The resulting expense will reduce prepaid pension costs classified as other non-current assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995.

                                                                                    (In Thousands)
                                                                                  Three Months Ended
                                                                                  ------------------
                                                                               January 27,      January 28,
                                                                                  1996             1995
                                                                               -----------     ------------
NET SALES
  Apparel Fabrics and Products                                                 $ 48,502       $     64,422
  Industrial Fabrics and Products                                                42,619             44,104
  Home Fashion Textiles                                                           7,620              8,790
                                                                               --------       ------------

    Net Sales                                                                  $ 98,741       $    117,316
                                                                               ========       ============

OPERATING PROFIT (Loss)
  Apparel Fabrics and Products                                                 $ (1,844)      $      5,085
  Industrial Fabrics and Products                                                 2,796              1,394
  Home Fashion Textiles                                                             (74)               331
  Indirect Corporate Expenses, net                                               (1,099)            (1,375)
                                                                               --------       ------------
    Operating Profit (Loss)                                                        (221)             5,435

Valuation allowance on Gulistan securities                                       (1,500)              -
Interest income                                                                     695                666
Interest expense                                                                 (9,737)           (10,297)
                                                                               --------       ------------

Loss before income taxes, loss from discontinued operations and
    extraordinary gain                                                         $(10,763)      $     (4,196)
                                                                               ========       ============


RESULTS OF OPERATIONS

1996 First Quarter Compared to 1995 First Quarter

Consolidated net sales for the 1996 first quarter decreased 15.8% to $98.7 million from $117.3 million in the 1995 first quarter with most of the decline occurring in apparel fabrics and products. Net sales in the Apparel Fabrics and Products segment decreased 24.7% to $48.5 million for the 1996 first quarter from $64.4 million for the 1995 first quarter principally due to lower demand and a lower priced product mix. Commodity type fabrics which carry lower prices increased as a percent of total apparel fabric sales in the 1996 first quarter compared to the 1995 first quarter. The sales mix in the 1995 first quarter contained a much higher percentage of higher priced specialty fabrics as a result of the Company's change in its product offering to emphasize such specialty fabrics with more fashion and styling characteristics. Competitive pressures and a lackluster retail environment have caused customers to significantly reduce their purchases of such specialty fabrics, continuing a sales decline which began in the second half of 1995. The 3.4% decrease in Industrial Fabrics and Products sales to $42.6 million for the 1996 first quarter from $44.1 million for the 1995 first quarter is a result of increases and decreases in sales of various product lines. Net sales of fiberglass fabrics increased $1.8 million due to increased demand for construction related products and stronger pricing for electrical composite fabrics.

Single-ply roofing product sales increased $1.6 million due to the continued increase in demand for the Company's roofing products and higher average selling prices for such roofing products. Cotton industrial fabric sales decreased $2.8 million to $7.4 million due to significantly lower product demand. Synthetic industrial fabric sales declined $2.2 million to $1.7 million for the 1996 first quarter due to lower demand and the Company's decision to exit the markets for certain unprofitable types of fabrics. Improved demand resulted in a $0.3 million increase in extruded urethane product sales. Home Fashion Textiles sales decreased 13.4% to $7.6 million for the 1996 first quarter from $8.8 million for the 1995 first quarter due to a decline in demand for fabrics used for draperies and other home accessories.

Operating results in the 1996 first quarter fell to an operating loss of $0.2 million from an operating profit of $5.4 million for the 1995 first quarter. The Apparel Fabrics and Products segment operated at a loss of $1.8 million for the 1996 first quarter as compared to a $5.1 million profit for the 1995 first quarter due to lower sales volume and a less favorable product mix. The product mix in the 1996 first quarter included a higher ratio of commodity-type fabrics than was experienced in the 1995 first quarter. This represents the continuation of the trend the Company experienced during the second half of Fiscal 1995. This period, including the 1996 first quarter, has been marked by poorer retail apparel sales, falling margins, and rising raw material costs.
In addition, the Company curtailed production in many of its apparel fabric manufacturing plants during the 1996 first quarter in response to lower customer demand.

Operating profits for Industrial Fabrics and Products increased 100% to $2.8 million in the 1996 first quarter from $1.4 million in the 1995 first quarter as a result of a more profitable product mix, increased selling prices for electrical composite fabrics and manufacturing efficiency gains. Home Fashion Textiles experienced a $0.4 million decrease in operating profits in the 1996 first quarter to a loss of $0.1 million from a profit of $0.3 million in the 1995 first quarter due to weaker demand for home furnishing fabrics and a less favorable product mix of fabrics sold in 1996.

Indirect corporate expenses declined by $0.3 million to $1.1 million for the 1996 first quarter as compared to the 1995 first quarter due to lower employee compensation, professional fees and amortization expense.

In the first quarter of 1996, Gulistan reported net losses of approximately $1.8 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note due from Gulistan or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November 16, 1995. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $1.5 million as a result of the net loss ($1.8 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during the 1996 first quarter. The relevant accounting literature requires the Company to record the loss incurred by Gulistan as a valuation allowance reducing the carrying value of the Gulistan securities held by the Company. The valuation allowance will be increased or reduced (but not below zero) with a corresponding charge or credit to income to give effect to future losses or earnings of Gulistan as those losses or earnings occur.

Interest expense decreased 5.5% to $9.7 million for the 1996 first quarter from $10.3 million for the 1995 first quarter principally due to the reduction in debt resulting from the reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities during the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility. A lower average interest rate on the revolving credit facility in the 1996 first quarter was offset by higher average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has classified the $75.2 million outstanding under its senior credit facility revolving line of credit as a current liability because the facility is currently scheduled to terminate on December 1, 1996 (see final paragraph under "Liquidity and Capital Resources"). Working capital, excluding the revolving line of credit and net assets held for sale, decreased approximately 6.7% to $69.2 million at January 27, 1996 from $74.2 million at October 28, 1995. A 19.9% decline in accounts receivable reduced working capital $17.5 million due to the lower sales in the 1996 first quarter of the fiscal year than in the fourth quarter of 1995. Inventories increased $7.4 million (15.3%) from October 28, 1995 to January 27, 1996 principally due to an increase in finished goods, also resulting from the low level of sales of
apparel and cotton industrial fabrics during the 1996 first quarter.   Accrued
interest and compensation decreased $5.8 million during the 1996 first quarter due to the scheduled timing of interest and annual incentive compensation payments. Other accrued expenses increased $2.9 million principally due to the reclassification of the sales price adjustment payable to the purchaser of the Carpet business sold in November 1995. Such amount was previously classified in the October 28, 1995 balance sheet as a reduction of net assets held for sale.

On November 16, 1995, pursuant to the terms of an Asset Transfer Agreement dated as of November 16, 1995, by and among the Company, JPS Carpet Corp. ("Carpet"), a wholly-owned subsidiary of the Company, Gulistan Holdings Inc. and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. (collectively, with Gulistan Holdings Inc., "Gulistan"), the Company and Carpet consummated the sale of substantially all of the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business"). Pursuant to the Asset Transfer Agreement, Gulistan agreed to assume substantially all of the liabilities and obligations associated with the Carpet Business. Gulistan was formed and its common stock is owned by certain members of the former management team at Carpet. The Company and its subsidiaries have agreed, for a three-year period, not to compete directly or indirectly with the business that was sold. Certain amounts in the Consolidated Statements of Operations and Cash Flows for 1995 have been reclassified to reflect the Carpet Business as discontinued operations.

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

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings by its subsidiaries, JPS Converter and Industrial Corp. and JPS Elastomerics Corp., under a revolving credit facility, which facility (the "Facility") provides for revolving credit loans and letters of credit in a maximum principal amount of $118 million, subject to a specified borrowing base based upon a specified percentage of eligible accounts receivable and inventory, except that (i) neither borrower may borrow an amount greater than the borrowing base attributable to it, (ii) letters of credit may not exceed $15 million in the aggregate and (iii) $20 million of the revolving credit facility is available, not subject to such borrowing base, to purchase property, plant and equipment or to finance or refinance such purchases, provided that the aggregate of all revolving credit loans may not exceed the lesser of (a) $118 million and (b) the sum of the borrowing base plus $25 million (subject to certain reductions). All loans borrowed under the Facility, subsequent to the application of sales proceeds from the sale of the Carpet business to reduce the outstanding balance under the Facility, were used to provide funds needed for operations and capital expenditures to the extent such funds were not provided for by the net cash flow from operations during the 1996 first quarter. All loans under the Facility bear interest at a Base Rate, as defined, plus 1% per annum (9.50% at January 27, 1996) or at the Eurodollar Rate, as defined, plus 2.5% per annum (approximately 8.1% at January 27, 1996). $28.7 million of the Facility was available for borrowing on January 27, 1996. Loans made under the Facility are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions and financing and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures. Management believes that the Company's capital resources and expected cash flows will be adequate to meet its operating and working capital needs during Fiscal 1996. The Facility (or a similar credit facility) is essential for the Company's continued operations. Prior to the expiration of the Facility on December 1, 1996, management will discuss extension of the Facility with its banks. Mandatory principal payments of approximately $69 million on the Company's senior subordinated discount notes and senior subordinated notes are due June 1, 1997. Although such principal payments are not scheduled until June 1997, the Company's projected cash flows and capital resources are insufficient to satisfy such obligations. The Company cannot predict what effect, if any, that the mandatory payments on the debt securities in June 1997 will have on the negotiations with the banks to extend the Facility beyond December 1, 1996. However, the Company does not expect that an extension of the Facility beyond May 31, 1997 will be negotiated unless such debt securities are extended, replaced or refinanced. Accordingly, management expects to engage advisors and discuss extension, replacement or refinancing of the debt securities with its securityholders. The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing will depend on a number of factors, including its operating performance, market conditions and the terms of any extension, replacement or refinancing. Management is unable to predict the Company's ability to accomplish the foregoing extension of its bank financing and extension, replacement or refinancing of its debt securities.

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

         (b) Current Reports on Form 8-K:

                     Report on Form 8-K dated February 16, 1996, containing a press release dated February 8, 1996 which reported certain quarterly operating results and segment data for fiscal years 1994 and 1995 restated for discontinued operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JPS TEXTILE GROUP, INC.

Date:  3/12/96                                       /s/ David H. Taylor
     ----------                                      -------------------
                                                     David H. Taylor
                                                     Executive Vice President
                                                      - Finance,
                                                      Secretary and Chief
                                                      Financial Officer