Form 10-Q
period 1996-04-27
JPS TEXTILE GROUP INC /DE/
filed 1996-06-11
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .
                                ------------    ------------

                        Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      57-0868166
- -------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina       29607
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of June 11, 1996.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                 Page
PART I.    FINANCIAL INFORMATION                                                Number
  Item 1.  Condensed Consolidated Balance Sheets
              April 27, 1996 (Unaudited) and October 28, 1995 ................    3

           Condensed Consolidated Statements of Operations
              Three Months and Six Months Ended April 27, 1996 and
              April 29, 1995 (Unaudited) .....................................    4

           Condensed Consolidated Statements of Cash Flows
              Six Months Ended April 27, 1996 and
              April 29, 1995 (Unaudited) .....................................    5

           Notes to Condensed Consolidated Financial Statements (Unaudited) ..    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................   10

PART II.   OTHER INFORMATION .................................................   16

Item 1. Financial Statements



JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                             April 27,   October 28,
                                                               1996         1995
                                                            -----------  -----------
                                                            (Unaudited)


ASSETS

Current Assets:
 Cash                                                         $     971    $   1,352
 Accounts receivable                                             83,449       88,186
 Inventories                                                     50,720       48,729
 Prepaid expenses and other                                       1,217        2,545
 Net assets held for sale                                          -          28,932
                                                            -----------  -----------
    Total current assets                                        136,357      169,744
Property, plant and equipment, net                              154,929      161,436
Excess of cost over fair value of net assets acquired, net       31,007       31,489
Other assets (Note 4)                                            54,944       50,153
                                                            -----------  -----------

           Total                                               $377,237     $412,822
                                                            ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Senior credit facility, revolving line of credit (Note 3)     $ 75,747
 Accounts payable                                                29,663     $ 29,754
 Accrued interest                                                 9,714        9,895
 Accrued salaries, benefits and withholdings                     11,983       11,503
 Other accrued expenses                                          16,194       12,699
 Current portion of long-term debt                                2,765        2,770
                                                            -----------  -----------
    Total current liabilities                                   146,066       66,621
Long-term debt                                                  239,019      327,668
Deferred income taxes                                             4,165        4,165
Other long-term liabilities                                      19,200       23,242
                                                            -----------  -----------
    Total liabilities                                           408,450      421,696
                                                            -----------  -----------
Senior redeemable preferred stock                                30,363       28,171
                                                            -----------  -----------
Shareholders' equity (deficit):
 Junior preferred stock                                             250          250
 Common stock                                                        10           10
 Additional paid-in capital                                      27,421       29,613
 Deficit                                                        (89,257)     (66,918)
                                                            -----------  -----------
    Total shareholders' deficit                                 (61,576)     (37,045)
                                                            -----------  -----------

            Total                                              $377,237     $412,822
                                                            ===========   ==========



Note: The condensed consolidated balance sheet at October 28, 1995 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

<Caption

                                                         Three Months Ended     Six Months Ended
                                                        --------------------  -------------------
                                                        April 27,  April 29,  April 27,  April 29,
                                                             1996       1995       1996       1995
                                                        ---------  ---------  ---------  ---------
Net sales                                                $124,437   $123,099   $223,178   $240,415
Cost of sales                                             109,881    104,166    198,727    205,234
                                                        ---------  ---------  ---------  ---------

Gross profit                                               14,556     18,933     24,451     35,181
Selling, general and administrative expenses               10,838     10,794     20,713     21,223
Other expense, net                                          1,708        276      1,949        660
                                                        ---------  ---------  ---------  ---------

Operating profit                                            2,010      7,863      1,789     13,298

Valuation allowance on Gulistan securities
 (Note 4)                                                  (2,568)        -      (4,068)       -
Interest income                                               693        685      1,388      1,351
Interest expense                                           (9,828)    (9,769)   (19,565)   (20,066)
Debt restructuring fees and expenses (Note 3)                (175)        -        (175)       -
                                                        ---------  ---------  ---------  ---------

Loss before income taxes, discontinued
 operations and extraordinary gain                         (9,868)    (1,221)   (20,631)    (5,417)
Income taxes                                                  138        636        208        936
                                                        ---------  ---------  ---------  ---------

Loss before discontinued operations
 and extraordinary gain                                   (10,006)    (1,857)   (20,839)    (6,353)
Loss from discontinued operations, net of taxes               -       (1,484)       -       (2,686)
Gain (loss) on sale of discontinued operations,
 net of taxes                                              (1,500)     1,040     (1,500)     1,040
Extraordinary gain on early extinguishment of debt,
 net of taxes                                                 -          -          -       20,120
                                                        ---------  ---------  --------   ---------
Net income (loss)                                         (11,506)    (2,301)  (22,339)     12,121
Senior redeemable preferred stock in-kind
 dividends and discount accretion                           1,109        970     2,192       1,900
                                                        ---------  ---------  ---------  ---------

Income (loss) applicable to common stock                 $(12,615)   $(3,271)  $(24,531)   $10,221
                                                        =========  =========  =========  =========

Weighted average common shares outstanding              1,000,000  1,000,000  1,000,000  1,000,000
                                                        =========  =========  =========  =========

Earnings (loss) per common share:
 Loss before discontinued operations
     and extraordinary gain                             $  (11.12) $   (2.83) $  (23.03) $   (8.25)
     Loss from discontinued operations                        -        (1.48)      -         (2.69)
     Gain (loss) on sale of discontinued operations         (1.50)      1.04      (1.50)      1.04
     Extraordinary gain on early
       extinguishment of debt                                 -          -         -         20.12
                                                        ---------  ---------  ---------  ---------
     Net income (loss)                                  $  (12.62) $   (3.27) $  (24.53) $   10.22
                                                        =========  =========  =========  =========

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                       Six Months Ended
                                                                                  --------------------------
                                                                                   April 27,       April 29,
                                                                                     1996            1995
                                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                $ (22,339)       $  12,121
                                                                                  ---------        ---------
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Loss from discontinued operations                                                   -              2,686
    Loss (gain) on sale of discontinued operations                                    1,500           (1,040)
    Extraordinary gain on early extinguishment of debt                                  -            (20,120)
    Depreciation and amortization, except amounts included
     in interest expense                                                             11,846           11,102
    Interest accretion and debt issuance cost amortization                            4,622            4,464
    Valuation allowance on Gulistan securities                                        4,068              -
    Other, net                                                                        2,452             (277)
    Changes in assets and liabilities:
     Accounts receivable                                                              4,737            7,318
     Inventory                                                                       (1,991)          (3,189)
     Prepaid expenses and other assets                                                  142              322
     Accounts payable                                                                   (93)          (4,442)
     Accrued expenses and other liabilities                                          (3,931)          (2,900)
                                                                                  ---------        ---------
      Total adjustments                                                              23,352           (6,076)
                                                                                  ---------        ---------
 Net cash provided by operating activities                                            1,013            6,045
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Property and equipment additions                                                    (4,865)         (14,642)
 Receipts from discontinued operations, net                                             364              745
 Proceeds from sales of discontinued operations, net                                 20,161            1,040
                                                                                  ---------        ---------
  Net cash provided by (used in) investing activities                                15,660          (12,857)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Financing costs incurred                                                              -                 (25)
 Revolving credit facility borrowings (repayments), net                             (15,979)          43,427
 Proceeds from issuance of long-term debt                                              -               5,000
 Repayment and purchases of long-term debt                                           (1,075)         (43,092)
                                                                                  ---------        ---------
  Net cash provided by (used in) financing activities                               (17,054)           5,310
                                                                                  ---------        ---------

Net decrease in cash                                                                   (381)          (1,502)
Cash at beginning of period                                                           1,352            1,844
                                                                                  ---------        ---------
Cash at end of period                                                             $     971        $     342
                                                                                  =========        =========
Supplemental cash flow information:
  Interest paid                                                                   $  15,124        $  17,965
  Income taxes paid                                                                     557            3,365
  Non-cash financing activities:
   Senior redeemable preferred stock dividends-in-kind                                1,534            1,446


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- --------------------------------------------------------------------------------

1. JPS Textile Group, Inc. (the "Company") has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 27, 1996 for all periods presented have been made.

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

      In the 1995 six-month period, the Company estimated that the open market purchases of certain of its debt securities would result in additional tax liabilities of approximately $3.2 million. Such amount was recorded as a reduction of the extraordinary gain from early extinguishment of debt in the 1995 six-month period. This amount of tax was based on management's best estimate at that time of alternative minimum taxable income for Fiscal 1995. During the fourth quarter of Fiscal 1995, management's estimate of Fiscal 1995 alternative minimum taxable income was revised downward. Accordingly, the Company reduced the $3.2 million tax estimate by $2.6 million to $0.6 million during the fourth quarter of Fiscal 1995. The Company has restated the extraordinary gain in the 1995 six-month period for this report on Form 10-Q to give effect to the revised amount of tax on the extraordinary gain.

      The Company has reclassified $1.5 million in the October 28, 1995 balance sheet from property, plant and equipment to other current assets. The reclassified amount represents the Company's progress payments in 1995 on equipment which was subsequently financed under an operating lease in the 1996 first quarter. The Company had the operating lease agreement in place in 1995, however this particular equipment had not been designated to be financed under that agreement until the first quarter of 1996. The reclassification treats the $1.5 million as a temporary deposit on the October 28, 1995 balance sheet, subsequently reimbursed to the Company from the proceeds of the operating lease. In the 1996 six-month period, the $1.5 million is treated in the statement of cash flows as a reduction of other current assets which results in cash provided by operating activities.

      Certain other 1995 amounts have been reclassified to conform to the 1996 presentation. In addition, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995 regarding reclassifications of 1995 amounts for discontinued operations.

2.   Inventories (In Thousands):


                                     April 27,     October 28,
                                       1996           1995
                                     ---------    -----------
      Raw materials                    $12,406      $13,909
      Work-in-process                   19,171       18,334
      Finished goods                    19,143       16,486
                                       -------      -------

         Total                         $50,720      $48,729
                                       =======      =======


3.    Long-Term Debt

      On May 6, 1996, the senior credit facility was amended to, among other things, allow the Company to engage financial advisors and to engage a financial advisor on the behalf of its debt security holders, change the termination date of the facility from December 1, 1996 to November 1, 1996, increase the interest rate margins by 0.25% and limit the amount of borrowing base allocable to inventory to $22 million. The Company has classified the $75.7 million outstanding under its senior credit facility revolving line of credit as a current liability because the facility is currently scheduled to terminate on November 1, 1996. As discussed in
      Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the senior revolving credit facility (or a similar credit facility) is essential for the Company's continued operations. Prior to the expiration of the Company's senior revolving credit facility on November 1, 1996, management will discuss extension of the facility with its banks. Mandatory principal payments of approximately $69 million on the Company's senior subordinated discount notes and senior subordinated notes are due June 1, 1997. Although such principal payments are not scheduled until June 1997, the Company's projected cash flows and capital resources are insufficient to satisfy such obligations. The Company cannot predict what effect, if any, that the mandatory payments on the debt securities in June 1997 will have on the negotiations with the banks to extend the facility beyond November 1, 1996. However, the Company does not expect that an extension of the facility beyond May 31, 1997 will be negotiated unless such debt securities are extended, replaced or refinanced.

      As discussed in the Company's 1995 Annual Report, it has been the Company's intention to engage advisors in order to expeditiously reach an understanding with its bondholders about an extension, replacement or refinancing of its debt securities. On May 8, 1996, the Company engaged The Blackstone Group L.P. to act as its financial advisor in connection with a potential financial restructuring. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996, to act as financial advisor to the holders of a substantial majority, in principal amount, of each issue of the Company's outstanding debt securities in connection with such a financial restructuring. Fees for these advisors and other fees and expenses associated with this matter are classified in the statement of operations as debt restructuring fees and expenses.

      The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing will depend on a number of factors, including its operating performance, market conditions and the terms of any extension, replacement or refinancing. Management is unable to predict the Company's ability to accomplish the foregoing extension of its bank financing and extension, replacement or refinancing of its debt securities. Recent forecasts of the Company's operating performance indicate that, unless business conditions improve, in order for the Company to be in compliance with certain of the financial covenants in the senior credit facility as of the end of the Company's third and fourth fiscal quarters in fiscal year 1996, such covenants will need to be appropriately amended. The Company intends to make a request to its lenders under the senior credit facility for such amendments.

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

      The consideration for the Carpet Business consisted of approximately
      $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005 and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company has determined the fair value of these debt and equity securities to be approximately $11.3 million. These debt and equity securities are included in other non-current assets on the April 27, 1996 balance sheet. Since the disposal of the Carpet Business occurred subsequent to the end of Fiscal 1995, the net assets of the Carpet Business (adjusted to estimated net realizable value) have been classified as "net assets held for sale" on the October 28, 1995 balance sheet. As of October 28, 1995, the Company adjusted the net assets of the Carpet Business to their estimated net realizable value, which resulted in a charge to the 1995 Consolidated Statement of Operations of $30.7 million, classified as loss on sale of discontinued operations. The loss on the sale is not currently recognizable for tax purposes and the Company has recorded no net tax benefit as a result of this loss due to uncertainties regarding the ability to utilize these losses in future years.

      The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under its bank credit agreement is approximately $16.7 million (net of fees, expenses and the post-closing adjustment resulting from the level of working capital transferred at the closing date). In May 1996, the Company and Gulistan agreed on the amount of the post-closing adjustment. As a result, the Company has increased its accrual for the post-closing adjustment payable in the April 27, 1996 financial statements by $1.5 million to $3.5 million and has recognized an additional loss of $1.5 million on the sale of discontinued operations.

      Net sales from the discontinued operations of the Carpet Business were $28.9 million and $58.8 million in the second quarter and six-month period of 1995, respectively. The Company has allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portion was approximately $0.4 million and $0.9 million in the second quarter and six-month period of 1995, respectively.

      In the 1996 six-month period, Gulistan reported net losses of approximately $4.4 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November
      16, 1995. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $4.1 million as a result of the net loss ($4.4 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during the 1996 six-month period. The relevant accounting literature requires the Company to record the loss incurred by Gulistan as a valuation allowance reducing the carrying value of the Gulistan securities held by the Company. The valuation allowance will be increased or reduced (but not below zero) with a corresponding charge or credit to income to give effect to future losses or earnings of Gulistan as those losses or earnings occur.

5.    Contingencies

      The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that the defective roofing product claims will be substantially settled by 2000. The liability for such defective products was $9.3 million at October 28, 1995 and $7.2 million at April 27, 1996. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

      At April 27, 1996, the Company had net operating loss carryforwards for tax purposes of approximately $67 million. The net operating losses expire in years 2005 through 2008. The Company's ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe that its losses are currently subject to this limitation on utilization of the loss carryforwards. However, there can be no assurance that this limitation will not apply in the future. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

6.    Early Retirement Offer

      On February 15, 1996, the Company extended an offer of special early retirement termination benefits to approximately 50 salaried employees who met certain criteria as of that date. Approximately $2.2 million of pension benefits were paid in lump-sums by the Company's defined benefit pension plan to the 28 employees who accepted the offer. Other expense for the second quarter of 1996 includes a charge of $1.1 million representing the actuarial cost to the pension plan of such early retirement at the time such offers were accepted by the employees. The expense reduced prepaid pension costs classified as other non-current assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations
- --------------------------------------------------------------------------------

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995. The statements contained herein that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in future periods to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, competition from other existing or new textile manufacturers and the Company's ability to meet debt service obligations and other liquidity needs.

                                                          (In Thousands)
                                            Three Months Ended           Six Months Ended
                                          -----------------------      ---------------------
                                            April 27,    April 29,    April 27,    April 29,
                                             1996          1995         1996         1995
                                           ---------    --------      ---------    ---------
NET SALES
 Apparel Fabrics and Products               $ 67,484    $ 64,737      $115,986     $129,159
 Industrial Fabrics and Products              46,837      48,889        89,456       92,993
 Home Fashion Textiles                        10,116       9,473        17,736       18,263
                                            --------    --------      --------     --------
   Net Sales                                $124,437    $123,099      $223,178     $240,415
                                            ========    ========      ========     ========

OPERATING PROFIT
 Apparel Fabrics and Products               $    561    $  5,444      $ (1,283)    $ 10,529
 Industrial Fabrics and Products               3,597       3,292         6,393        4,686
 Home Fashion Textiles                           342         536           268          867
 Indirect Corporate Expenses, net             (2,490)     (1,409)       (3,589)      (2,784)
                                            --------    --------      --------     --------

   Operating Profit                            2,010       7,863         1,789       13,298

Valuation allowance on Gulistan securities    (2,568)        -          (4,068)        -
Interest income                                  693         685         1,388        1,351
Interest expense                              (9,828)     (9,769)      (19,565)     (20,066)
Restructuring fees and expenses                 (175)        -            (175)        -
                                            --------     -------      --------     --------
Loss before income taxes, discontinued
 operations and extraordinary gain          $ (9,868)    $(1,221)     $(20,631)    $ (5,417)
                                            ========     =======      ========     ========



RESULTS OF OPERATIONS

Three Months Ended April 27, 1996 (the "1996 Second Quarter") Compared To The Three Months Ended April 29, 1995 (the "1995 Second Quarter"):
- -------------------------------------------------------------------------------

Consolidated net sales for the 1996 second quarter increased 1.1% to $124.4 million from $123.1 million in the 1995 second quarter. Net sales in the Apparel Fabrics and Products segment increased 4.2% to $67.5 million for the 1996 second quarter from $64.7 million for the 1995 second quarter principally due to an increase in yards sold in 1996 (primarily of apparel fabrics manufactured with filament yarns). Industrial Fabrics and Products sales decreased 4.2% to $46.8 million for the 1996 second quarter from $48.9 million for the 1995 second quarter as sales declines for cotton and synthetic industrial fabrics were partially of fset by increases in fiberglass fabrics and other industrial products. Net sales of fiberglass fabrics increased $2.3 million due to increased demand and stronger pricing for fabrics used in the manufacture of electronic circuit boards. Single-ply roofing and environmental containment membrane product sales increased $1.1 million to $13.7 million for the 1996 second quarter due to the continued increase in demand for the Company's roofing products and higher average selling prices for such roofing products. Cotton industrial fabric sales decreased $3.8 million to $7.2 million due to significantly lower product demand. Synthetic industrial fabric sales declined $1.6 million to $1.9 million for the 1996 second quarter due to lower demand and the Company's decision to exit the markets for certain unprofitable types of fabrics. Home Fashion Textiles sales increased 6.8% to $10.1 million for the 1996 second quarter from $9.5 million for the 1995 second quarter due to an increased volume of yards of fabric sold.

Operating profit in the 1996 second quarter fell to $2.0 million from $7.9 million for the 1995 second quarter generally due to a less favorable apparel fabric market environment. The Apparel Fabrics and Products segment earned a profit of $0.6 million for the 1996 second quarter as compared to a $5.4 million profit for the 1995 second quarter due to less favorable product mix. The product mix in the 1996 second quarter included a higher ratio of commodity-type fabrics with lower margins than was experienced in the 1995 second quarter. This represents the continuation of the trend the Company experienced during the second half of Fiscal 1995. This period, including the first six months of 1996, has been marked by poorer retail apparel sales, falling margins and rising raw material costs. Operating profits for Industrial Fabrics and Products increased 9.3% to $3.6 million in the 1996 second quarter from $3.3 million in the 1995 second quarter as a result of a more profitable product mix, increased selling prices for electrical composite fabrics and manufacturing efficiency gains. Home Fashion Textiles experienced a $0.2 million decrease in operating profits in the 1996 second quarter to $0.3 million from $0.5 million in the 1995 second quarter due to a less favorable product mix of fabrics sold in 1996.

Indirect corporate expenses increased by $1.1 million to $2.5 million for the 1996 second quarter as compared to the 1995 second quarter due to a $1.1 million charge to other expense for the early retirement offer accepted by certain employees resulting in a corresponding reduction to prepaid pension costs.

In the second quarter of 1996, Gulistan reported net losses of approximately $2.6 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note due in November 2001 from Gulistan or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November 16, 1995. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $2.6 million as a result of the net loss incurred by Gulistan during the 1996 second quarter. The relevant accounting literature requires the Company to record the loss incurred by Gulistan as a valuation allowance reducing the carrying value of the Gulistan securities held by the Company. The valuation allowance will be increased or reduced (but not below zero) with a corresponding charge or credit to income to give effect to future losses or earnings of Gulistan as those losses or earnings occur.

Interest expense for the 1996 second quarter of $9.8 million was generally level with the 1995 second quarter as a lower average interest rate on bank borrowings offset slightly higher average borrowings in 1996.

Six Months Ended April 27, 1996 (the "1996 Six-Month Period") Compared To The
Six Months Ended April 29, 1995 (the "1995 Six-Month Period"):
- --------------------------------------------------------------------------------

Consolidated net sales for the 1996 six-month period decreased 7.2% to $223.2 million from $240.4 million in the 1995 six-month period with most of the decline occurring in apparel fabrics and products. Net sales in the Apparel Fabrics and Products segment decreased 10.2% to $116.0 million for the 1996 six-month period from $129.2 million for the 1995 six-month period principally due to lower demand resulting in lower unit volume, especially for fabrics woven from spun yarns. Competitive pressures and a lackluster retail environment have caused this lower demand for apparel fabrics, continuing a sales decline which began in the second half of 1995. The 3.8% decrease in Industrial Fabrics and Products sales to $89.5 million for the 1996 six-month period from $93.0 million for the 1995 six-month period is the net result of increases in certain product lines and decreases in others. Net sales of fiberglass fabrics increased $4.1 million due to increased demand and stronger pricing for electrical composite fabrics. Single-ply roofing product sales increased 11.1% ($2.3 million) to $23.0 million for the 1996 six-month period due to the continued increase in demand for the Company's roofing products and higher average selling prices for such roofing products. Cotton industrial fabric sales decreased $6.5 million to $14.6 million due to significantly lower product demand for bookbinding and laminating fabrics combined with increased foreign imports of athletic tape fabrics. Synthetic industrial fabric sales declined $3.8 million to $3.6 million for the 1996 six-month period due to lower demand and the Company's decision to exit the markets for certain unprofitable types of fabrics. Improved demand resulted in a $0.4 million increase in extruded urethane product sales to $10.9 million for the 1996 six-month period. Home Fashion Textiles sales decreased 2.9% to $17.7 million for the 1996 six-month period from $18.3 million for the 1995 six-month period due to weaker demand for fabrics used for draperies and other home accessories.

Operating profits in the 1996 six-month period fell to $1.8 million from $13.3 million for the 1995 six-month period. The Apparel Fabrics and Products segment operated at a loss of $1.3 million for the 1996 six-month period as compared to a $10.5 million profit for the 1995 six-month period due to lower sales volume and a less favorable product mix. The product mix in the 1996 six-month period included a higher ratio of commodity-type fabrics than was experienced in the 1995 six-month period. This represents the continuation of the trend the Company experienced during the second half of Fiscal 1995. This period, including the 1996 six-month period, has been marked by poorer retail apparel sales, falling margins and rising raw material costs. In addition, the Company curtailed production in many of its apparel fabric manufacturing plants during the 1996 six-month period in response to lower customer demand. Operating profits for Industrial Fabrics and Products increased 36% to $6.4 million in the 1996 six-month period from $4.7 million in the 1995 six-month period as a result of a more profitable product mix, increased selling prices for electrical composite fabrics and manufacturing efficiency gains. Home Fashion Textiles experienced a $0.6 million decrease in operating profits in the 1996 six-month period to $0.3 million from $0.9 million in the 1995 six-month period due to weaker demand for home furnishing fabrics and a less favorable product mix of fabrics sold in 1996.

Indirect corporate expenses increased $0.8 million to $3.6 million for the 1996 six-month period as compared to the 1995 six-month period due to the cost of the early retirement offer accepted by certain employees net of lower employee compensation costs in 1996.

In the first six months of 1996, Gulistan reported net losses of approximately $4.4 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note due from Gulistan or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November 16, 1995. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $4.1 million as a result of the net loss ($4.4 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during the 1996 six-month period.

Interest expense decreased 2.5% to $19.6 million for the 1996 six-month period from $20.1 million for the 1995 six-month period principally due to a lower average interest rate on the revolving credit facility in the 1996 six-month period and the reduction in debt resulting from the reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities during the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has classified the $75.7 million outstanding under its senior credit facility revolving line of credit as a current liability because the facility is currently scheduled to terminate on November 1, 1996 (as discussed below). Working capital decreased from $103.1 million at October 28, 1995 to a working capital deficiency of $9.7 million at April 27, 1996 principally due to the classification of the $75.7 million outstanding under the senior credit facility as a current liability at April 27, 1996 and the sale in November 1995 of the net assets held for sale (see below). A 5.4% decline in accounts receivable reduced working capital $4.7 million due to lower sales in April 1996 than in October 1995. Inventories increased $2.0 million (4.1%) from October 28, 1995 to April 27, 1996 principally due to an increase in finished goods, also resulting from the lower level of sales in April 1996 than in October 1995.

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

The consideration for the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005 and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company has determined the fair value of these debt and equity securities to be approximately $11.3 million. These debt and equity securities are included in other non-current assets on the April 27, 1996 balance sheet. Since the disposal of the Carpet Business occurred subsequent to the end of Fiscal 1995, the net assets of the Carpet Business (adjusted to net realizable value) have been classified as "net assets held for sale" on the October 28, 1995 balance sheet.

The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under the credit agreement for the senior credit facility will be approximately $16.7 million (net of fees, expenses and the post-closing adjustment resulting from the level of working capital transferred at the closing date). In May 1996, the Company and Gulistan agreed on the amount of the post-closing adjustment. As a result, the Company has increased its accrual for the post-closing adjustment payable in the April 27, 1996 financial statements by $1.5 million to $3.5 million and has recognized an additional loss of $1.5 million on the sale of discontinued operations.

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings by its subsidiaries, JPS Converter and Industrial Corp. and JPS Elastomerics Corp., under a revolving credit facility, which facility (the "Senior Credit Facility") provides for revolving credit loans and letters of credit in a maximum principal amount of $118 million, subject to a specified borrowing base based upon the sum of (a) a specified percentage of eligible accounts receivable and (b) the lesser of (i) $22 million and (ii) a specified percentage of eligible inventory, except that
(A) neither borrower may borrow an amount greater than the borrowing base attributable to it, (B) letters of credit may not exceed $15 million in the aggregate and (C) $20 million of the revolving credit facility is available, not subject to such borrowing base, to purchase property, plant and equipment or to finance or refinance such purchases, provided that the aggregate of all revolving credit loans may not exceed the lesser of (a) $118 million and (b) the sum of the borrowing base plus $25 million (subject to certain reductions). All loans borrowed under the Senior Credit Facility, subsequent to the application of sales proceeds from the sale of the Carpet business to reduce the outstanding balance under the Senior Credit Facility, were used to provide funds needed for the operations and capital expenditures to the extent such funds were not provided for by the net cash flow from operations during the 1996 six-month period. On May 6, 1996, the Company and its lenders amended the Senior Credit Facility agreement to allow the Company to, among other things, engage financial advisors and engage a financial advisor on the behalf of its debt security holders, change the termination date of the facility from December 1, 1996 to November 1, 1996, increase the interest rate margins by 0.25% and limit the amount of borrowing base allocable to inventory to $22 million, as described above. All loans under the Senior Credit Facility (after giving effect to the above-referenced amendment), bear interest at a Base Rate, as defined, plus 1.25% per annum (9.50% at April 27, 1996, based on the post-amendment interest rates) or at the Eurodollar Rate, as defined, plus 2.75% per annum (approximately 8.2% at April 27, 1996, based on the post-amendment interest rates). $36.7 million of the Senior Credit Facility was available for borrowing on April 27, 1996. Loans made under the Senior Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions and financing and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures. Management believes that the Company's capital resources and expected cash flows will be adequate to meet its operating and working capital needs during Fiscal 1996. The Senior Credit Facility (or a similar credit facility) is essential for the Company's continued operations. Prior to the expiration of the Senior Credit Facility on November 1, 1996, management will discuss extension of the Senior Credit Facility with its banks. Mandatory principal payments of approximately $69 million on the Company's senior subordinated discount notes and senior subordinated notes are due June 1, 1997. Although such principal payments are not scheduled until June 1997, the Company's projected cash flows and capital resources are insufficient to satisfy such obligations. The Company cannot predict what effect, if any, that the mandatory payments on the debt securities in June 1997 will have on the negotiations with the banks to extend the Senior Credit Facility beyond November 1, 1996. However, the Company does not expect that an extension of the Senior Credit Facility beyond May 31, 1997 will be negotiated unless such debt securities are extended, replaced or refinanced.

As discussed in the Company's 1995 Annual Report, it has been the Company's intention to engage advisors in order to expeditiously reach an understanding with its bondholders about an extension, replacement or refinancing of its debt securities. On May 8, 1996, the Company engaged The Blackstone Group L.P. to act as its financial advisor in connection with a potential financial restructuring. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996, to act as financial advisor to the holders of a substantial majority, in principal amount, of each issue of the Company's outstanding debt securities in connection with such a financial restructuring.

The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing will depend on a number of factors, including its operating performance, market conditions and the terms of any extension, replacement or refinancing. Management is unable to predict the Company's ability to accomplish the foregoing extension of its bank financing and
extension, replacement or refinancing of its debt securities.    Recent
forecasts of the Company's operating performance indicate that, unless business conditions improve, in order for the Company to be in compliance with certain of the financial covenants in the Senior Credit Facility as of the end of the Company's third and fourth fiscal quarters in fiscal year 1996, such covenants will need to be appropriately amended. The Company intends to make a request to its lenders under the Senior Credit Facility for such amendments.

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

                        (10.1) Fifth Amendment to the Fourth Amended & Restated
                               Credit Agreement, dated as of May 6, 1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and
                               Collateral Agent.

                        (10.2) Sixth Amendment to the Fourth Amended & Restated
                               Credit Agreement, dated as of May 15, 1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.

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

                            JPS TEXTILE GROUP, INC.


Date:  June 11, 1996            /s/ David H. Taylor
                                --------------------------------------
                                David H. Taylor
                                Executive Vice President - Finance,
                                 Secretary and Chief Financial Officer