Form 10-Q
period 1996-07-27
JPS TEXTILE GROUP INC /DE/
filed 1996-09-10
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------    ------------.
                       Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                                                          57-0868166
- ----------------------------------                                                      -------------------------
(State or other jurisdiction of                                                               (I.R.S. Employer
incorporation or organization)                                                             Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina                                         29607
- -------------------------------------------------------------------                                         -----
(Address of principal executive offices)                                                                   (Zip Code)

                  Registrant's telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No
                          -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of September 6, 1996.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                    Page
PART I.  FINANCIAL INFORMATION                                                                     Number
    Item 1.      Condensed Consolidated Balance Sheets
                     July 27, 1996 (Unaudited) and October 28, 1995   . . . . . . . . . . . .        3

                 Condensed Consolidated Statements of Operations
                     Three Months and Nine Months Ended July 27, 1996 and
                     July 29, 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .        4

                 Condensed Consolidated Statements of Cash Flows
                     Nine Months Ended July 27, 1996 and
                     July 29, 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .        5

                 Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . .        6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .       11

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                 July 27,     October 28,
                                                                                   1996           1995
                                                                               ------------   -----------
                                                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                                                          $    1,196      $   1,352
  Accounts receivable                                                               71,271         88,186
  Inventories                                                                       57,549         48,729
  Prepaid expenses and other                                                           779          2,545
  Net assets held for sale                                                            -            28,932
                                                                                ----------     ----------
     Total current assets                                                          130,795        169,744
Property, plant and equipment, net                                                 126,139        161,436
Excess of cost over fair value of net assets acquired, net                          30,766         31,489
Other assets (Note 4)                                                               53,093         50,153
                                                                                ----------     ----------
             Total                                                              $  340,793     $  412,822
                                                                                ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $   27,616     $   29,754
  Accrued interest                                                                   4,106          9,895
  Accrued salaries, benefits and withholdings                                       10,285         11,503
  Other accrued expenses                                                            15,095         12,699
  Senior credit facility, revolving line of credit (Note 3)                         86,232           -
  Current portion of long-term debt (Note 3)                                       238,054          2,770
                                                                                ----------     ----------
     Total current liabilities                                                     381,388         66,621
Long-term debt (Note 3)                                                              5,087        327,668
Deferred income taxes                                                                3,665          4,165
Other long-term liabilities                                                         18,489         23,242
                                                                                ----------     ----------
     Total liabilities                                                             408,629        421,696
                                                                                ----------     ----------
Senior redeemable preferred stock                                                   31,472         28,171
                                                                                ----------     ----------
Shareholders' equity (deficit):
  Junior preferred stock                                                               250            250
  Common stock                                                                          10             10
  Additional paid-in capital                                                        26,311         29,613
  Deficit                                                                         (125,879)       (66,918)
                                                                                ----------     ----------
     Total shareholders' deficit                                                   (99,308)       (37,045)
                                                                                ----------     ----------

             Total                                                              $  340,793     $  412,822
                                                                                ==========     ==========

Note: The condensed consolidated balance sheet at October 28, 1995 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                     --------------------------   ----------------------------
                                                        July 27,      July 29,       July 27,        July 29,
                                                          1996          1995           1996            1995
                                                     -----------    -----------   -----------     ------------
Net sales                                            $   110,266    $   109,117   $   333,444     $    349,532
Cost of sales                                             95,908         93,805       294,635          299,039
                                                     -----------    -----------   -----------     ------------

Gross profit                                              14,358         15,312        38,809           50,493
Selling, general and administrative expenses               9,888          9,633        30,601           30,856
Other expense, net                                           129            216         2,078              876
Charges for plant closing, loss on sale of
  certain operations and write down of
  certain long-lived assets                               30,055           -           30,055            -
                                                     -----------    -----------   -----------     ------------

Operating profit (loss)                                  (25,714)         5,463       (23,925)          18,761
Valuation allowance on Gulistan securities (Note 4)       (1,395)          -           (5,463)
Interest income                                              714            776         2,102            2,127
Interest expense                                         (10,082)        (9,754)      (29,647)         (29,820)
Debt restructuring fees and expenses (Note 3)               (727)          -             (902)           -
                                                     -----------    -----------   -----------     ------------

Loss before income taxes, discontinued
  operations and extraordinary gain                      (37,204)        (3,515)      (57,835)          (8,932)
Income tax expense (benefit)                                (582)            64          (374)           1,000
                                                     -----------    -----------   -----------     ------------

Loss before discontinued operations
  and extraordinary gain                                 (36,622)        (3,579)      (57,461)          (9,932)
Loss from discontinued operations, net of taxes            -             (2,593)         -              (5,279)
Gain (loss) on sale of discontinued operations,
  net of taxes                                             -                423        (1,500)           1,463
Extraordinary gain on early extinguishment of debt,
  net of taxes                                             -               -             -              20,120
                                                     -----------    -----------   -----------     ------------

Net income (loss)                                        (36,622)        (5,749)      (58,961)           6,372
Senior redeemable preferred stock in-kind
  dividends and discount accretion                         1,109            959         3,301            2,859
                                                     -----------    -----------   -----------     ------------

Income (loss) applicable to common stock             $   (37,731)   $    (6,708)  $   (62,262)    $      3,513
                                                     ===========    ===========   ===========     ============

Weighted average common shares outstanding             1,000,000      1,000,000     1,000,000        1,000,000
                                                     ===========    ===========   ===========     ============

Earnings (loss) per common share:
  Loss before discontinued operations
    and extraordinary gain                           $    (37.73)   $     (4.54)   $   (60.76)    $     (12.79)
  Loss from discontinued operations                        -              (2.59)                         (5.28)
  Gain (loss) on sale of discontinued operations           -                .42         (1.50)            1.46
  Extraordinary gain on early
    extinguishment of debt                                 -               -             -               20.12
                                                     -----------    -----------   -----------     ------------
  Net income (loss)                                  $    (37.73)   $     (6.71)  $    (62.26)    $       3.51
                                                     ===========    ===========   ===========     ============

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                   Nine Months Ended
                                                                                ----------------------
                                                                                 July 27,     July 29,
                                                                                  1996         1995
                                                                                ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $ (58,961)    $  6,372
                                                                                ---------     --------
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Charges for plant closing, loss on sale of certain operations
         and write down of certain long-lived assets                               30,055         -
      Loss from discontinued operations                                              -           5,279
      Loss (gain) on sale of discontinued operations                                1,500       (1,463)
      Extraordinary gain on early extinguishment of debt                             -         (20,120)
      Depreciation and amortization, except amounts included
         in interest expense                                                       17,444       16,438
      Interest accretion and debt issuance cost amortization                        7,219        6,607
      Valuation allowance on Gulistan securities                                    5,463         -
      Deferred income taxes                                                          (500)        -
      Other, net                                                                    3,061         (401)
      Changes in assets and liabilities:
         Accounts receivable                                                       16,915       12,885
         Inventory                                                                 (8,821)      (9,254)
         Prepaid expenses and other assets                                           (184)        (535)
         Accounts payable                                                          (2,139)      (7,601)
         Accrued expenses and other liabilities                                   (13,262)     (11,244)
                                                                                ---------     --------
           Total adjustments                                                       56,751       (9,409)
                                                                                ---------     --------
    Net cash used in operating activities                                          (2,210)      (3,037)
                                                                                ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                                 (7,391)     (12,500)
  Cash provided by (used in) discontinued operations, net                             364         (348)
  Proceeds from sales of discontinued operations, net                              16,778        1,463
                                                                                ---------     --------
    Net cash provided by (used in) investing activities                             9,751      (11,385)
                                                                                ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Financing costs incurred                                                           (301)         (25)
  Revolving credit facility borrowings (repayments), net                           (5,494)      52,109
  Proceeds from issuance of long-term debt                                             29        5,000
  Repayment and purchases of long-term debt                                        (1,931)     (43,773)
                                                                                ---------     --------
    Net cash provided by (used in) financing activities                            (7,697)      13,311
                                                                                ---------     --------

Net decrease in cash                                                                 (156)      (1,111)
Cash at beginning of period                                                         1,352        1,844
                                                                                ---------     --------
Cash at end of period                                                           $   1,196   $      733
                                                                                =========     ========
Supplemental cash flow information:
  Interest paid                                                                 $  28,217   $   30,893
  Income taxes paid                                                                   680        3,459
  Non-cash financing activities:
    Senior redeemable preferred stock dividends-in-kind                             2,319        2,185

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. JPS Textile Group, Inc. (the "Company") has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 27, 1996 for all periods presented have been made.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates (see Notes 5 and 7).

         In the 1995 nine-month period, the Company estimated that the open market purchases of certain of its debt securities would result in additional tax liabilities of approximately $3.2 million. Such amount was recorded as a reduction of the extraordinary gain from early extinguishment of debt in the 1995 nine-month period. This amount of tax was based on management's best estimate at that time of alternative minimum taxable income for Fiscal 1995. During the fourth quarter of Fiscal 1995, management's estimate of Fiscal 1995 alternative minimum taxable income was revised downward. Accordingly, the Company reduced the $3.2 million tax estimate by $2.6 million to $0.6 million during the fourth quarter of Fiscal 1995. The Company has restated the extraordinary gain in the 1995 nine-month period for this report on Form 10-Q to give effect to the revised amount of tax on the extraordinary gain.

         The Company has reclassified $1.5 million in the October 28, 1995 balance sheet from property, plant and equipment to other current assets. The reclassified amount represents the Company's progress payments in 1995 on equipment which was subsequently financed under an operating lease in the 1996 first quarter. The Company had the operating lease agreement in place in 1995, however this particular equipment had not been designated to be financed under that agreement until the first quarter of 1996. The reclassification treats the $1.5 million as a temporary deposit on the October 28, 1995 balance sheet, subsequently reimbursed to the Company from the proceeds of the operating lease. In the 1996 nine-month period, the $1.5 million is treated in the statement of cash flows as a reduction of other current assets which results in cash provided by operating activities.

         Certain other 1995 amounts have been reclassified to conform to the 1996 presentation. In addition, see Note 3 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995 regarding reclassifications of 1995 amounts for discontinued operations.

2.       Inventories (In Thousands):

                                                July 27,       October 28,
                                                  1996            1995
                                               ---------       -----------
         Raw materials                         $  14,339       $    13,909
         Work-in-process                          18,725            18,334
         Finished goods                           24,485            16,486
                                               ---------       -----------

            TOTAL                              $  57,549       $    48,729
                                               =========       ===========

3.  Long-Term Debt

    As discussed in Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the senior credit facility (or a similar credit facility) is essential for the Company's continued operations. The existing senior credit facility was scheduled to expire on November 1, 1996. Accordingly, the Company has negotiated an extension of that facility. On September 6, 1996, the senior credit facility was amended to, among other things, extend its expiration date and reduce the interest rate by 0.25%. Under the terms of the amended credit agreement, the senior credit facility expires on March 1, 1997 if the Company has not commenced a case under chapter 11 of the Bankruptcy Code. If such a case is commenced on or prior to March 1, 1997, the senior credit facility will expire on the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 of the Bankruptcy Code. The Company has classified the $86.2 million outstanding under its senior credit facility revolving line of credit as a current liability because the facility may terminate on March 1, 1997 as noted above. In addition, the loan covenants were amended to be based upon the activities of the consolidated operating subsidiaries (JPS Converter and Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e. excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The amended credit agreement does not permit additional borrowings by the operating subsidiaries for, among other things, payment of the parent company's interest on its notes and debentures. As a result of the aforementioned restriction on the use of proceeds of revolving loans, the Company does not expect to have the ability to make the interest payments of approximately $1.9 million on its subordinated debentures on November 15, 1996. The terms of the indentures governing all of the Company's subordinated debt provide that such a failure to pay interest when due will result in an event of default on all such indebtedness. Because such an event of default is foreseeable and would result in such obligations becoming immediately due and payable, all of the Company's notes and debentures are classified as current liabilities in the accompanying consolidated balance sheet as of July 27, 1996.

    As discussed in the Company's 1995 Annual Report, it was the Company's intention to engage advisors in order to expeditiously reach an understanding with its bondholders about an extension, replacement or refinancing of its debt securities. On May 8, 1996, the Company engaged The Blackstone Group L.P. to act as its financial advisor in connection with a potential financial restructuring. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996, to act as financial advisor to the holders of such debt securities in connection with such a financial restructuring. Fees for these advisors and other fees and expenses associated with this matter are classified in the statement of operations as debt restructuring fees and expenses.

    The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing will depend on a number of factors, including its operating performance, market conditions and the terms of any extension, replacement or refinancing. Management is unable to predict the Company's ability to accomplish the foregoing extension, replacement or refinancing of its debt securities.

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

    The consideration for the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005 and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company determined the fair value of these debt and equity securities to be approximately $11.3 million. These debt and equity securities are included in other non-current assets on the April 27, 1996 balance sheet. Since the disposal of the Carpet Business occurred subsequent to the end of Fiscal 1995, the net assets of the Carpet Business (adjusted to estimated net realizable value) have been classified as "net assets held for sale" on the October 28, 1995 balance sheet. As of October 28, 1995, the Company adjusted the net assets of the Carpet Business to their estimated net realizable value, which resulted in a charge to the 1995 Consolidated Statement of Operations of $30.7 million, classified as loss on sale of discontinued operations. The loss on the sale is not currently recognizable for tax purposes and the Company has recorded no net tax benefit as a result of this loss due to uncertainties regarding the ability to utilize these losses in future years.

    In May 1996, the Company and Gulistan agreed on the amount of the post-closing adjustment. As a result, the Company paid a post-closing adjustment of $3.5 million and has recognized in fiscal 1996 an additional loss of $1.5 million on the sale of discontinued operations. The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under its senior credit facility was approximately $16.7 million (net of fees, expenses and the post-closing adjustment resulting from the level of working capital transferred at the closing date).

    Net sales from the discontinued operations of the Carpet Business were $31.0 million and $89.8 million in the third quarter and nine-month period of 1995, respectively. The Company has allocated to the discontinued operations a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portion of interest expense was approximately $0.5 million and $1.4 million in the third quarter and nine-month period of 1995, respectively.

    In the 1996 nine-month period, Gulistan reported net losses of approximately $5.8 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November 16, 1995. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $5.5 million as a result of the net loss ($5.8 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during the 1996 nine-month period. The relevant accounting literature requires the Company to record the loss incurred by Gulistan as a valuation allowance reducing the carrying value of the Gulistan securities held by the Company. The valuation allowance will be increased or reduced (but not below zero) with a corresponding charge or credit to income to give effect to future losses or earnings of Gulistan as those losses or earnings occur.

5.  Contingencies

    The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that the defective roofing product claims will be substantially settled by 2000.
    The liability for such defective products was $9.3 million at October 28, 1995 and $6.5 million at July 27, 1996. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

    The Company estimates that, as of July 27, 1996, it would have net operating loss carryforwards for tax regular federal income purposes of approximately $82 million. The net operating losses expire in years 2005 through 2008. The Company's ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe that its losses are currently subject to this limitation on utilization of the loss carryforwards. However, there can be no assurance that this limitation will not apply in the future. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

6.  Early Retirement Offer

    On February 15, 1996, the Company extended an offer of special early retirement termination benefits to approximately 50 salaried employees who met certain criteria as of that date. Approximately $2.2 million of pension benefits were paid in lump-sums by the Company's defined benefit pension plan to the 28 employees who accepted the offer. Other expense for the second quarter of 1996 includes a charge of $1.1 million representing the actuarial cost to the pension plan of such early retirement at the time such offers were accepted by the employees. The expense reduced prepaid pension costs which are classified as other non-current assets.

7. Sale of Certain Operations, Plant Closing and Write Down of Certain Long-Lived Assets

    The Company has entered into negotiations to sell a division which accounted for $20.7 million of sales and a $2.0 million loss from operations in fiscal 1995 and $13.6 million in sales and a $2.0 million loss from operations through July 27, 1996. The contract for the sale of the division has not yet been completed; however, management expects that contract negotiations will be completed and the sale will close in September 1996. Under the terms of the proposed agreement, the buyer will pay the Company approximately $5 million in cash, subject to certain adjustments based on the audited amount of working capital transferred on the closing date. The net proceeds after fees and expenses are expected to be approximately $4.8 million. The accompanying consolidated statement of operations for the three months ended July 27, 1996 includes a charge, "loss on sale of certain operations", of $7.9 million, which is the estimated loss for the expected sale of this division.

    On August 28, 1996, the Company announced its intention to close a plant in Greenville, South Carolina within 60 days. This closing results from what management believes is a permanent decline in the Company's spun apparel business. This plant has been operating on a reduced production schedule as a result of poor market conditions and will continue to do so until its closure on approximately October 28, 1996. The accompanying consolidated statement of operations for the three months ended July 27, 1996 includes a charge, "charge for plant closing", of approximately $14.0 million related principally to the estimated loss on the impairment of the plant in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", employee severance costs and estimated costs for equipment relocation.

    Also, in connection with the Company's review of present and expected conditions in the markets which it serves, management believes that its plant in Kingsport, Tennessee, which manufactures 100% cotton fabrics, is impaired under the criteria of SFAS No. 121. SFAS No. 121 requires a write down to fair value in circumstances in which the expected future net cash flows from the operation of the plant are less than its carrying value.
    The accompanying consolidated statement of operations for the third quarter ended July 27, 1996 includes a charge, "write down of certain long-lived assets", of $8.1 million for the excess of the carrying amount of the plant over its estimated fair value.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
- ------------------------------------------------------------------------------
The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995. The statements contained herein that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in future periods to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, competition from other existing or new textile manufacturers and the Company's ability to meet debt service obligations and other liquidity needs.


                                                                        (In Thousands)
                                                       Three Months Ended            Nine Months Ended
                                                   --------------------------    -------------------------
                                                     July 27,       July 29,       July 27,       July 29,
                                                      1996           1995           1996           1995
                                                   -----------    -----------    ----------     ----------
NET SALES
  Apparel Fabrics and Products                     $    51,227    $    53,789    $  167,213     $  182,948
  Industrial Fabrics and Products                       51,618         48,412       141,074        141,405
  Home Fashion Textiles                                  7,421          6,916        25,157         25,179
                                                   -----------    -----------    ----------     ----------
    Net Sales                                      $   110,266    $   109,117    $  333,444     $  349,532
                                                   ===========    ===========    ==========     ==========

OPERATING PROFIT
  Apparel Fabrics and Products:
    Before charges for plant closing and
       loss on sale of certain operations          $       576    $     2,957    $     (707)    $   13,486
    Charges for plant closing and loss on
       sale of certain operations                      (20,421)          -          (20,421)          -
  Industrial Fabrics and Products:
    Before charge for write down of certain
       long-lived assets and loss on sale of
       certain operations                                4,730          3,451        11,123          8,137
    Charge for write down of certain
       long-lived assets and loss on sale of
       certain operations                               (9,634)          -           (9,634)          -
  Home Fashion Textiles                                    335            420           603          1,287
  Indirect Corporate Expenses, net                      (1,300)        (1,365)       (4,889)        (4,149)
                                                   -----------    -----------    ----------     ----------

    Operating Profit (loss)                            (25,714)         5,463       (23,925)        18,761

Valuation allowance on Gulistan securities              (1,395)          -           (5,463)          -
Interest income                                            714            776         2,102          2,127

Interest expense                                       (10,082)        (9,754)      (29,647)       (29,820)
Restructuring fees and expenses                           (727)          -             (902)          -
                                                   -----------    -----------    ----------     ----------

Loss before income taxes, discontinued
  operations and extraordinary gain                $   (37,204)   $    (3,515)   $  (57,835)    $   (8,932)
                                                   ===========    ===========    ==========     ==========

RESULTS OF OPERATIONS

Three Months Ended July 27, 1996 (the "1996 Third Quarter") Compared To The
Three Months Ended July 29, 1995 (the "1995 Third Quarter"):
- -------------------------------------------------------------------------------
Consolidated net sales for the 1996 third quarter increased 1.1% to $110.3 million from $109.1 million in the 1995 third quarter. Net sales in the Apparel Fabrics and Products segment decreased 4.8% to $51.2 million for the 1996 third quarter from $53.8 million for the 1995 third quarter principally due to lower average selling prices for the Company's greige apparel fabric. Apparel unit volume was relatively flat with the 1995 third quarter.
Industrial Fabrics and Products sales increased 6.6% to $51.6 million for the 1996 third quarter from $48.4 million for the 1995 third quarter as sales increases for construction products and fiberglass industrial fabrics were partially offset by sales decreases in cotton and synthetic industrial fabrics. Net sales of fiberglass fabrics increased $2.0 million to $16.5 million for the 1996 third quarter due to increased demand and stronger pricing for fabrics used in the manufacture of electronic circuit boards and filtration systems. Sales of single-ply roofing and environmental containment membrane ("liner") products increased $4.5 million to $18.3 million for the 1996 third quarter due to the continued increase in demand for the Company's roofing products and improved demand during the 1996 third quarter for liner products. Sales of cotton industrial fabric decreased $2.4 million to $8.2 million in the 1996 third quarter due to significantly lower product demand. Synthetic industrial fabric sales declined $1.5 million to $2.0 million for the 1996 third quarter due to lower demand and the Company's decision to exit the markets for certain unprofitable types of fabrics. Home Fashion Textiles sales increased 7.3% to $7.4 million for the 1996 third quarter from $6.9 million for the 1995 third quarter due to an increased demand for yarn sold to other manufacturers.

Operating profit or loss in the 1996 third quarter fell to a loss of $25.7 million from a profit of $5.5 million for the 1995 third quarter generally due to $30.1 million in special charges for plant closing, loss on the sale of one of the Company's divisions and the write down of the Company's plant in Kingsport, Tennessee to its fair value. Operating profit before the special charges fell $1.1 million to $4.3 million for the 1996 third quarter generally due to a less favorable apparel fabric market environment. Operating profit before special charges in the Apparel Fabrics and Products segment was $0.6 million for the 1996 third quarter as compared to a $3.0 million profit for the 1995 third quarter due to a less favorable product mix and lower selling prices and higher raw material costs. The product mix in the 1996 third quarter included a higher ratio of commodity-type fabrics with lower margins than was experienced in the 1995 third quarter. This represents the continuation of the trend the Company has experienced since the second half of Fiscal 1995. The apparel market has been marked by poorer retail apparel sales, increased competitive pressures from abroad (particularly in commodity-type fabrics) and generally lower margins. Management does not expect the weak markets for its commodity apparel fabrics to strengthen in the near term. As a result, the Company announced its intention to close one of its plants which was engaged in the manufacture of such apparel fabrics, thereby reducing its participation in these markets. The Company anticipates that this action will improve profitability in the Apparel Fabrics and Products segment in the future. Operating profits before the write down of long-lived assets for Industrial Fabrics and Products increased 37% to $4.7 million in the 1996 third quarter from $3.5 million in the 1995 third quarter as a result of a more profitable product mix, increased selling prices for electrical composite and filtration fabrics and increased roofing sales volume. Home Fashion Textiles experienced a $0.1 million decrease in operating profits in the 1996 third quarter to $0.3 million from $0.4 million in the 1995 third quarter due to a less favorable product mix of fabrics sold in 1996.

The Company has entered into negotiations to sell a division which accounted for $20.7 million of sales and a $2.0 million loss from operations in fiscal \ 1995 and $13.6 million in sales and a $2.0 million loss from operations through July 27, 1996. The contract for the sale of the division has not yet been completed; however, management expects that contract negotiations will be completed and the sale will close in September 1996. Under the terms of the proposed agreement, the buyer will pay the Company approximately $5 million in cash, subject to certain adjustments based on the audited amount of working capital transferred on the closing date. The net proceeds after fees and expenses are expected to be approximately $4.8 million. The accompanying consolidated statement of operations for the three months ended July 27, 1996 includes a charge, "loss on sale of certain operations", of $7.9 million, which is the estimated loss for the sale of this division.

On August 28, 1996, the Company announced its intention to close a plant in Greenville, South Carolina within 60 days. This closing results from what management believes is a permanent decline in the Company's spun apparel business. This plant has been operating on a reduced production schedule as a result of poor market conditions and will continue to do so until its closure on approximately October 28, 1996. The accompanying consolidated statement of operations for the three months ended July 27, 1996 includes a charge, "charge for plant closing", of approximately $14.0 million related principally to the estimated loss on the impairment of the plant in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", employee severance costs and estimated costs for equipment relocation.

Also, in connection with the Company's review of present and expected conditions in the markets which it serves, management believes that its plant in Kingsport, Tennessee, which manufactures 100% cotton fabrics, is impaired under the criteria of SFAS No. 121. SFAS No. 121 requires a write down to fair value in circumstances in which the expected future net cash flows from the operation of the plant are less than its carrying value. The accompanying consolidated statement of operations for the third quarter ended July 27, 1996 includes a charge, "write down of certain long-lived assets", of $8.1 million for the excess of the carrying amount of the plant over its estimated fair value.

Indirect corporate expenses for the 1996 third quarter were consistent with the 1995 third quarter, decreasing slightly less than $0.1 million to $1.3 million.

In the third quarter of 1996, Gulistan reported net losses of approximately $1.4 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note due in November 2001 from Gulistan or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November 16, 1995. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $1.4 million as a result of the net loss incurred by Gulistan during the 1996 third quarter. The relevant accounting literature requires the Company to record the loss incurred by Gulistan as a valuation allowance reducing the carrying value of the Gulistan securities held by the Company. The valuation allowance will be increased or reduced (but not below zero) with a corresponding charge or credit to income to give effect to future losses or earnings of Gulistan as those losses or earnings occur.

Interest expense for the 1996 third quarter of $10.1 million was $0.3 million higher than the 1995 third quarter due to higher non-cash charges for amortization of financing costs and accretion of subordinated debt discounts. Lower interest rates on the revolving credit facility were mostly offset by higher borrowings.

Restructuring fees and expenses in the 1996 third quarter represent amounts paid to financial advisors and counsel involved in the Company's potential financial restructuring.

Nine Months Ended July 27, 1996 (the "1996 Nine-Month Period") Compared To The Nine Months Ended July 29, 1995 (the "1995 Nine-Month Period"):
- -------------------------------------------------------------------------------
Consolidated net sales for the 1996 nine-month period decreased 4.6% to $333.4 million from $349.5 million in the 1995 nine-month period primarily as a result of weaker markets for the Company's apparel fabrics and products. Net sales in the Apparel Fabrics and Products segment decreased 8.6% to $167.2 million for the 1996 nine-month period from $182.9 million for the 1995 nine-month period principally due to lower demand resulting in lower pricing and a less favorable product mix. Competitive pressures and a lackluster retail environment have caused this lower demand for apparel fabrics, continuing a sales decline which began in the second half of 1995. Industrial Fabrics and Products sales of $141.1 million for the 1996 nine-month period were generally flat with the 1995 nine-month period sales of $141.4 million as increases in certain product lines were offset by decreases in others. Net sales of fiberglass fabrics increased $6.1 million to $48.0 million due to increased demand and stronger pricing for electrical composite and filtration fabrics.

Single-ply roofing product sales increased 17.9% ($6.1 million) to $39.9 million for the 1996 nine-month period due to the continued increase in demand for the Company's roofing products and slightly higher average selling prices for such roofing products. Cotton industrial fabric sales decreased $8.9 million to $22.8 million due to significantly lower product demand for bookbinding and laminating fabrics combined with increased foreign imports of athletic tape fabrics. Synthetic industrial fabric sales declined $5.6 million to $6.8 million for the 1996 nine-month period due to lower demand and the Company's decision to exit the markets for certain unprofitable types of fabrics. Improved demand resulted in a $0.6 million increase in extruded urethane product sales to $16.2 million for the 1996 nine-month period. Home Fashion Textiles sales of $25.2 million for the 1996 nine-month period were flat with the 1995 nine-month period.

Operating profit or loss in the 1996 nine-month period fell to a loss of $23.9 million from a profit of $18.8 million for the 1995 nine-month period. The 1996 loss includes $30.1 million in special charges for plant closing, loss on sale of certain operations and write down of certain long-lived assets. The Apparel Fabrics and Products segment operated at a loss of $0.7 million before special charges for the 1996 nine-month period as compared to a $13.5 million profit for the 1995 nine-month period due to lower sales volume, lower selling prices and a less favorable product mix. The product mix in the 1996 nine-month period included a higher ratio of commodity-type fabrics than was experienced in the 1995 nine-month period. This represents the continuation of the trend the Company experienced during the second half of Fiscal 1995. This period, including the 1996 nine-month period, has been marked by poorer retail apparel sales, increased competitive pressures from abroad (particularly in commodity-type fabrics), falling margins and higher raw material costs. In addition, the Company curtailed production in many of its apparel fabric manufacturing plants during the 1996 nine-month period in response to lower customer demand. Operating profits for Industrial Fabrics and Products before special charges increased 37% to $11.1 million in the 1996 nine-month period from $8.1 million in the 1995 nine-month period as a result of a more profitable product mix, increased selling prices for electrical composite fabrics, increased sales of roofing product and manufacturing improvements. Home Fashion Textiles experienced a $0.7 million decrease in operating profits in the 1996 nine-month period to $0.6 million from $1.3 million in the 1995 nine-month period due to weaker demand for home furnishing fabrics and a less favorable product mix of fabrics sold in 1996. The special charges for plant closing, loss on sale of certain operations and write down of certain long-lived assets were explained above in the discussion of the 1996 third quarter compared to the 1995 third quarter.

Indirect corporate expenses increased $0.7 million to $4.9 million for the 1996 nine-month period as compared to the 1995 nine-month period due to the $1.1 million cost of the early retirement offer accepted by certain employees net of lower employee compensation costs in 1996.

In the first nine months of 1996, Gulistan reported net losses of approximately $5.8 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on the $10 million promissory note due from Gulistan or income from the accretion of the discounts recorded to adjust the promissory note and the $5 million redeemable preferred stock of Gulistan to their fair value on November 16, 1995. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $5.5 million as a result of the net loss ($5.8 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during the 1996 nine-month period.

Interest expense decreased 0.6% to $29.6 million for the 1996 nine-month period from $29.8 million for the 1995 nine-month period principally due to the reduction in debt resulting from the reductions in outstanding principal amounts of the Company's notes and debentures as the Company purchased a portion of its debt securities during the 1995 first quarter on the open market. These securities were purchased at prices less than their carrying values using loan proceeds from the revolving credit facility. A lower average interest rate on the revolving credit facility in the 1996 nine-month period was offset by higher average revolver borrowings.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the senior credit facility (or a similar credit facility) is essential for the Company's continued operations. The existing senior credit facility was scheduled to expire on November 1, 1996. Accordingly, the Company has negotiated an extension of that facility. On September 6, 1996, the senior credit facility was amended to, among other things, extend its expiration date and reduce the interest rate by 0.25%. Under the terms of the amended credit agreement, the senior credit facility expires on March 1, 1997 if the Company has not commenced a case under chapter 11 of the Bankruptcy Code. If such a case is commenced on or prior to March 1, 1997, the senior credit facility will expire on the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 of the Bankruptcy Code. The Company has classified the $86.2 million outstanding under its senior credit facility revolving line of credit as a current liability because the facility may terminate on March 1, 1997 as noted above. In addition, the loan covenants were amended to be based upon the activities of the consolidated operating subsidiaries (JPS Converter and Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e. excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The amended credit agreement does not permit additional borrowings by the operating subsidiaries for, among other things, payment of the parent company's interest on its notes and debentures. As a result of the aforementioned restriction on the use of proceeds of revolving loans, the Company does not expect to have the ability to make the interest payments of approximately $1.9 million on its subordinated debentures on November 15, 1996. The terms of the indentures governing all of the Company's subordinated debt provide that such a failure to pay interest when due will result in an event of default on all such indebtedness. Because such an event of default is foreseeable and would result in such obligations becoming immediately due and payable, all of the Company's notes and debentures are classified as current liabilities in the accompanying consolidated balance sheet as of July 27, 1996.

Working capital decreased from $103.1 million at October 28, 1995 to a working capital deficiency of $250.8 million at July 27, 1996 principally due to the classification of the $86.2 million outstanding under the senior credit facility and the $235.2 million carrying value of notes and debentures as current liabilities at July 27, 1996 and the sale in November 1995 of the net assets held for sale (see below). A 19.2% decline in accounts receivable reduced working capital $16.9 million principally due to lower sales in July 1996 than in October 1995. Inventories increased $8.8 million (18.1%) from October 28, 1995 to July 27, 1996 principally due to an increase in finished goods, also resulting from the lower level of sales in July 1996 than in October 1995.

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

The consideration for the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005 and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company determined the fair value of these debt and equity securities to be approximately $11.3 million. These debt and equity securities are included in other non-current assets on the April 27, 1996 balance sheet. Since the disposal of the Carpet Business occurred subsequent to the end of Fiscal 1995, the net assets of the Carpet Business (adjusted to net realizable value) have been classified as "net assets held for sale" on the October 28, 1995 balance sheet.

In May 1996, the Company and Gulistan agreed on the amount of the post-closing adjustment. As a result, the Company paid a post-closing adjustment of $3.5 million to Gulistan and has recognized an additional loss of $1.5 million on the sale of discontinued operations. The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under the credit agreement for the senior credit facility was approximately $16.7 million (net of fees, expenses and the post-closing adjustment resulting from the level of working capital transferred at the closing date).

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings by its subsidiaries, JPS Converter and Industrial Corp. and JPS Elastomerics Corp., under a revolving credit facility, which facility (the "Senior Credit Facility") provides for revolving credit loans and letters of credit in a maximum principal amount of $118 million, subject to a specified borrowing base based upon the sum of (a) a specified percentage of eligible accounts receivable and (b) the lesser of (i) $22 million and (ii) a specified percentage of eligible inventory, except that
(A) neither borrower may borrow an amount greater than the borrowing base attributable to it, (B) letters of credit may not exceed $15 million in the aggregate and (C) $20 million of the revolving credit facility is available, not subject to such borrowing base, to purchase property, plant and equipment or to finance or refinance such purchases, provided that the aggregate of all revolving credit loans may not exceed the lesser of (a) $118 million and (b) the sum of the borrowing base plus $25 million (subject to certain reductions). All loans borrowed under the Senior Credit Facility, subsequent to the application of sales proceeds from the sale of the Carpet business to reduce the outstanding balance under the Senior Credit Facility, were used to provide funds needed for the operations and capital expenditures to the extent such funds were not provided for by the net cash flow from operations during the 1996 nine-month period. All loans under the Senior Credit Facility (after giving effect to the above-referenced amendment), bear interest at a Base Rate, as defined, plus 1.0% per annum (9.25% at July 27, 1996, based on the post-amendment interest rates) or at the Eurodollar Rate, as defined, plus 2.5% per annum (approximately 7.94% at July 27, 1996, based on the post-amendment interest rates). $17.2 million of the Senior Credit Facility was available for borrowing on July 27, 1996. Loans made under the Senior Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements for that business day, thereby reducing net borrowings to the maximum extent possible.

Management continually reviews various options for enhancing liquidity and its cash flow to cash requirements coverage, both operationally and financially. Such options include strategic dispositions and financing and refinancing activities aimed at increasing cash flow and reducing cash requirements, the principal items of which are interest and capital expenditures. Management believes that the Company's capital resources and expected cash flows will be adequate to meet its operating and working capital needs during Fiscal 1996 and beyond, however, because of restrictions in the amended credit agreement as to the use of proceeds of revolving loans, the Company does not expect to have the resources to satisfy its existing obligations to pay scheduled interest and principal payments on its subordinated notes and debentures. Management expects to discuss appropriate modifications to the terms of its subordinated indebtedness with its securityholders in the near future. In that regard, on May 8, 1996, the Company engaged The Blackstone Group L.P. to act as its financial advisor in connection with a potential financial restructuring. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996, to act as financial advisor to the holders of such debt securities in connection with such a financial restructuring.

The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing will depend on a number of factors, including its operating performance, market conditions and the ability of the Company and its bondholders to come to an agreement as to the appropriate terms of any extension, replacement or refinancing. Management is unable to predict the Company's ability to accomplish the foregoing extension, replacement or refinancing of its debt securities.

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item
- ----
1.       Legal Proceedings                                                                        None
2.       Changes in Securities                                                                    None
3.       Defaults Upon Senior Securities                                                          None
4.       Submission of Matters to a Vote of Securityholders                                       None
5.       Other Information                                                                        None
6.       Exhibits and Reports on Form 8-K:
         (a) Exhibits:

               (10.1) Seventh Amendment totheFourth Amended and Restated Credit
                      Agreement, dated as of July 22, 1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and
                      Industrial Corp., JPS Auto Inc., JPS Carpet Corp.,
                      International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric
                      Capital Corporation as Co-Agent and Collateral Agent.
               (10.2) Eighth Amendment to the Fourth Amended and Restated
                      Credit Agreement, dated as of September 6,1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet Corp.,
                      International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric
                      Capital Corporation as Co-Agent and Collateral Agent.
               (10.3) Retention Bonus Agreement, dated July 12, 1996, between the Company and Jerry E. Hunter.
               (10.4) Retention Bonus Agreement, dated July 12, 1996, between the Company and David H. Taylor.
               (10.5) Retention Bonus Agreement, dated July 12, 1996 between the Company and Monnie L. Broome.
               (10.6) Employment Agreement, dated October 30, 1995, between the
                      Company and Jerry E. Hunter.
               (10.7) Employment Agreement, dated October 30, 1995 between the
                      Company and David H. Taylor.
               (10.8) Employment Agreement, dated October 30, 1995 between the
                      Company and Monnie L. Broome.
               (10.9) Employment Agreement, dated May 1, 1993 and amended
                      September 11, 1995 between the Company and Carl Rosen
                (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
                (27)  Financial Data Schedule

         (b) Current Reports on Form 8-K:

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JPS TEXTILE GROUP, INC.


Date: September 10, 1996                  /s/ David H. Taylor
                                          -----------------------------
                                          David H. Taylor
                                          Executive Vice President - Finance,
                                           Secretary and Chief Financial Officer