Form 10-K405
period 1996-11-02
JPS TEXTILE GROUP INC /DE/
filed 1997-01-31
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended November 2, 1996

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

         As of January 30, 1997, there were 490,000 shares of the registrant's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), held by non-affiliates of the registrant. There is no established public trading market for such shares.

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

                             JPS TEXTILE GROUP, INC.

                                Table of Contents

                                     PART I

Item 1.    BUSINESS........................................................    2

Item 2.    PROPERTIES......................................................   10

Item 3.    LEGAL PROCEEDINGS...............................................   10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..............   10

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.....................................   11

Item 6.    SELECTED HISTORICAL FINANCIAL DATA..............................   12

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   14

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   24

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................   51

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  51

Item 11.   EXECUTIVE COMPENSATION...........................................  53

Item 12.   SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT......  58

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  60

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K...  60

           SIGNATURES.......................................................  66

                                     PART I

ITEM 1.  BUSINESS.

HISTORICAL BACKGROUND

JPS Textile Group, Inc. ("JPS" or the "Company") is a Delaware corporation, incorporated in December 1986, with its principal executive offices located at 555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina 29607; telephone number (864) 239-3900.

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

In November 1990, the Company and representatives of the holders of the Old Debt Securities determined that a transaction involving the exchange of the Old Debt Securities for a significant percentage of "new" common stock and "new" debt securities with a fixed lower per annum interest rate, together with the issuance to the holders of the Company's Series A Exchangeable Adjustable Rate Preferred Stock and Series B Junior Preferred Stock (together, the "Old Securities") of a significant percentage of the Company's "new" preferred equity securities, would improve the Company's financial condition and overall creditworthiness and simplify its capital structure, and that such transaction would best be accomplished pursuant to a pre-petition solicitation of votes to accept or reject a voluntary plan of reorganization (the "Plan of Reorganization") under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

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

The consideration received for the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred which resulted in a reduction to net cash proceeds of approximately $3.5 million, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation at the asset transfer date, the Company determined the fair value of these debt and equity securities to be approximately $11.3 million.

The Carpet Assets were reduced to their net realizable value as of October 28, 1995 and such reduction was reflected as a loss on sale of discontinued operations of $30.7 million in the 1995 consolidated financial statements. In May 1996, the Company and Gulistan agreed on the amount of the post-closing adjustment to the consideration received for the Carpet Business. As a result, the Company paid a post-closing adjustment of $3.5 million (an estimated post-closing adjustment of $2.0 million was included in the Fiscal 1995 loss on sale of discontinued operations) and has recognized in Fiscal 1996 an additional loss of $1.5 million on the sale of discontinued operations. The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under its senior credit facility was approximately $16.7 million (net of fees, expenses and the post-closing adjustment resulting from the level of working capital transferred at the closing date).

Pursuant to an Asset Purchase Agreement dated September 30, 1996 between JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of the Company, and Elastomer Technologies Group, Inc. ("Elastomer") and a Receivables Purchase Agreement dated September 30, 1996 between Elastomerics and the Bank of New York Commercial Corporation, Elastomerics completed the sale of substantially all the assets of its rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications (the "Rubber Products Business"). The Rubber Products Business had accounted for sales of $22.6, $20.7 million and $16.8 million in Fiscal 1994, 1995 and 1996 (eleven months), respectively. Under the terms of the agreement, Elastomer agreed to assume substantially all the liabilities and obligations associated with the Rubber Products Business. The Company and its subsidiaries have agreed not to compete directly or indirectly with the business that was sold for a period of two years. The consideration for the Rubber Products Business consisted of approximately $5.1 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on the closing date, and resulted in a loss of approximately $7.7 million which was charged to operations in Fiscal 1996. The net proceeds from the sale, after fees and expenses, were approximately $4.8 million and were used to reduce the Company's outstanding indebtedness.

GENERAL

The Company is one of the largest diversified domestic manufacturers of textile and textile related products, principally for the apparel, industrial and home fashion markets. JPS conducts its operations from 10 manufacturing plants in five states and employs approximately 4,000 people. The Company competes in three industry segments; apparel fabrics and products, industrial fabrics and products and home fashion textiles. Certain financial information about the Company's industry segments for each of the last three fiscal years is included in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 herein.

APPAREL FABRICS AND PRODUCTS

The Company is a leading manufacturer of greige goods (unfinished woven fabrics) and yarn. The Company's products are used in the manufacture of a broad range of consumer apparel products including blouses, dresses, sportswear and undergarments.

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

Other Industrial Products. The Company produces a wide variety of other industrial textile products that are used in many industries for many different end uses. Many of these products have characteristics that provide insulation or filtration properties. These specialty fabrics are used in the manufacture of such products as flame-retardant clothing, filtration products, tarpaulins, awnings, athletic tapes, printed circuit boards and advanced composites. In addition, the Company produces urethane products for use in the manufacture of various products such as athletic shoes, "bulletproof" glass, disposable intravenous bags, seamless welded drive belts and tubing.

HOME FASHION TEXTILES

The Company produces a variety of unfinished woven fabrics and yarns for use in the manufacture of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics.

OPERATIONS

Each operating unit of the Company has individual administrative, manufacturing and marketing capabilities for all material aspects of operations, including product design, customer service, purchasing and credit and collection. Corporate support services include finance, strategic planning, legal, tax and regulatory affairs.

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

The Company's corporate headquarters is located in Greenville, South Carolina. The Company maintains a sales office in New York, New York for certain of its operations. Five additional regional sales offices are maintained by the Company, principally for its roofing and building construction products. See
Item 2, "PROPERTIES".

MANUFACTURING

The Company's experienced workforce and wide variety of yarn making, fabric forming and other manufacturing equipment allow the Company to rapidly and efficiently change its product mix to meet style and seasonal requirements. The Company's activities generally encompass all phases of manufacturing its products.

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

RAW MATERIALS

The Company maintains good relationships with its suppliers and has, where possible, diversified its supplier base so as to avoid a disruption of supply. In most cases, the Company's raw materials are staple goods that are readily available from numerous domestic fiber and chemical manufacturers. For several products, however, branded goods or other circumstances prevent such a diversification, and an interruption of the supply of these raw materials could have a significant negative impact on the Company's ability to produce certain products. The Company believes that its practice of purchasing such items from large, stable companies minimizes the risk of such an interruption in supply.

MARKETING AND COMPETITION

The textile industry is highly competitive and includes a number of participants with aggregate sales and financial resources greater than the Company's. The Company generally competes on the basis of price, quality, design and customer service. Many companies compete in limited segments of the textile market. In recent years, a large and growing percentage of domestic consumer apparel demand has been met by foreign competitors whose products, both fabrics and garments, are imported into the United States. The Company is well-positioned due to its ability to respond quickly to changing styling and fashion trends. This ability generally provides advantages for domestic textile manufacturers. Although no single company dominates the industry, most market segments are dominated by a small number of competitors. The Company believes it has a significant market share in the market for rayon and acetate apparel fabrics, rayon yarn, solution-dyed satin fabrics and quartz fabrics.

The Company's marketing efforts include the development of new product designs and styles which meet customer needs. The Company's operating units have been established suppliers to each of its markets for many years and are taking advantage of well-established customer relationships to increase product development with its customers. The "J.P. Stevens" trade name, which the Company has a non-exclusive, royalty-free license to use (see "--Patents, Licenses and Trademarks" below), is widely recognized throughout the textile industry. The Company believes that its relatively broad base of manufacturing operations provides it with a competitive advantage in developing new textile products. In addition to its direct marketing capabilities, the Company markets certain of its products through distributors.

The following is a discussion of marketing and competitive factors as they relate to each of the Company's segments.

Apparel Fabrics and Products

Greige Goods. The Company markets its spun and filament fabrics to converters who finish and/or dye these products prior to shipping to finished apparel manufacturers. The Company has sought to maintain a relatively high proportion of such sales in product areas where its manufacturing flexibility can provide a competitive advantage. The Company has entered into a joint venture with a Mexican company involved in dyeing, printing and finishing fabrics primarily for use in Mexico. The Company expects its sales of greige goods to Mexico to grow significantly as a result of this venture.

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

CUSTOMERS

No customer accounts for more than 10% of the Company's sales. However, the loss of certain customers could have a material adverse effect on sales.

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

BACKLOG

Unfilled open orders, which the Company believes are firm, were $52.6 million at November 2, 1996 and $50.5 million at October 28, 1995 (1995 amount is adjusted to exclude the discontinued operations of the Carpet Business sold in November
1995). The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of November 2, 1996 will be filled in the 52-week period ending November 1, 1997 ("Fiscal 1997"). Unfilled open orders, which the Company believes are firm, were $60.8 million at December 30, 1996 compared to $68.0 million at December 30, 1995. The decrease in open orders at December 30, 1996 as compared to December 30, 1995 is primarily due to a decrease in customer demand for apparel fabrics and products and is representative of a change in the timing of the acceptance of certain orders by the Company. The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a period.

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

EMPLOYEES

The Company currently has approximately 4,000 employees of which approximately 3,500 are hourly and approximately 500 are salaried. The Company's employees are not represented by unions. The Company believes its relations with its employees to be good and has not had any work stoppages or strikes.

ENVIRONMENTAL AND REGULATORY MATTERS

The Company is subject to various federal, state and local government laws and regulations concerning, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes. The Company's plants generate small quantities of hazardous waste that are either recycled or disposed of off-site by or at licensed disposal or treatment facilities.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Item 1 "BUSINESS" and Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in Fiscal 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, the Company's ability to restructure its debt and meet its debt service obligations, competition from a variety of large textile mills and foreign textile manufacturers who export to the U.S., the seasonality of the Company's sales, the volatility of the Company's raw materials cost, and the Company's dependence on key personnel.

ITEM 2.  PROPERTIES.

The following table sets forth certain information relating to the Company's principal facilities (segment information relates to principal use). All of the facilities owned or leased by the Company are used for manufacturing, except for the facility in New York, New York, which is used for sales offices, and a facility in Greenville, South Carolina, comprising 399,000 square feet, which was closed effective October 28, 1996. Except as noted, all of the Company's facilities are owned in fee and substantially all owned facilities are pledged as collateral for the Company's bank financing arrangement.

                               Square                                   Square
     Location                  Footage          Location                Footage
     --------                  -------          --------                -------

       Apparel Fabrics and Products             Industrial Fabrics and Products
       ----------------------------             -------------------------------
     Greenville, SC            399,000          Kingsport, TN            625,000
     Laurens, SC               475,000          Slater, SC               433,000
     Greenville, SC            460,000          Westfield, NC            237,000
     Stanley, NC               338,000          Easthampton, MA           50,000
     S. Boston, VA             286,000
     Rocky Mount, VA            81,000                     All Segments
                                                           ------------

                                                New York, NY(1)           10,000
     Home Fashion Textiles
     ---------------------

     Lincolnton, NC            387,000

(1) The New York, NY facility is leased by the Company under a lease agreement which expires on May 30, 1997.

The Company also leases certain other warehouse facilities, various regional sales offices, a subsidiary's corporate office and its corporate headquarters. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings which are routine litigations incidental to the conduct of its business. Management believes that none of this litigation, if determined unfavorably to the Company, would have a material adverse effect on the financial condition or results of operations of the Company. No proceeding was terminated in the fourth quarter of Fiscal 1996 that had a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 1996.

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

As of January 17, 1997, there were 12 holders of record of Class A Common Stock and 2 holders of record of Class B Common Stock.

As a holding company, the Company's ability to pay cash dividends is dependent on the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to make funds available to the Company for such purpose. Under the terms of its outstanding indebtedness, the Company is currently prohibited from paying cash dividends on the Common Stock.

Given the Company's existing indebtedness and its current financial condition, it intends to retain earnings to fund working capital and for general corporate purposes, and, therefore, does not intend to pay cash dividends on shares of the Common Stock in the foreseeable future.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA.
         (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years indicated. The presentation of certain previously reported amounts have been reclassified to conform to the current presentation and to reflect discontinued operations of the Automotive Assets (sold in 1994) and the Carpet Business (sold on November 16, 1995) as discussed in Note 3 to the financial statements at Item 8 in this Form 10-K.

                                                                      Fiscal Year Ended
                                                   ---------------------------------------------------------
                                                    10/31/92    10/30/93   10/29/94    10/28/95    11/2/96
INCOME STATEMENT DATA:                             (52 Weeks)  (52 Weeks) (52 Weeks)  (52 Weeks)  (53 Weeks)
                                                   ----------  ---------- ----------  ----------  ----------
Net sales                                          $ 476,326   $ 457,552  $ 461,871   $ 472,565    $ 448,824
Cost of sales                                        404,547     396,160    397,921     406,070      397,804
                                                   ---------   ---------  ---------   ---------    ---------
Gross profit                                          71,779      61,392     63,950      66,495       51,020
Selling, general and administrative expenses          37,391      39,023     39,805      39,586       40,579
Other expense, net                                     1,372       1,236      2,914       6,248        2,498
Charges for plant closing, loss on sale of
   certain operations and writedown of certain
   long-lived assets                                    -           -          -           -          30,028
                                                   ---------   ---------  ---------   ---------    ---------
Operating profit (loss)                               33,016      21,133     21,231      20,661      (22,085)
Valuation allowance on Gulistan securities              -           -          -           -          (4,242)
Interest income                                            1          48        749       2,821        2,856
Interest expense                                     (58,513)    (60,407)   (55,570)    (39,946)     (40,510)
                                                   ---------   ---------  ---------   ---------    ---------
Loss before reorganization items, income
   taxes, discontinued operations, extraordinary
   items and cumulative effects of accounting
   changes (1)                                       (25,496)    (39,226)   (33,590)    (16,464)     (63,981)
Reorganization items - professional fees and
   expenses                                             -           -          -           -          (2,255)
                                                   ---------   ---------  ---------   ---------    ---------
Loss before income taxes, discontinued
   operations, extraordinary items and
   cumulative effects of accounting changes          (25,496)    (39,226)   (33,590)    (16,464)     (66,236)
Income taxes (benefit)                                 1,446       1,782      2,800       1,200         (300)
                                                   ---------   ---------  ---------   ---------    ---------
Loss before discontinued operations,
   extraordinary items and cumulative effects
   of accounting changes                             (26,942)    (41,008)   (36,390)    (17,664)     (65,936)
Discontinued operations, net of taxes:
   Income (loss) from discontinued operations         16,089      24,165     23,628      (7,079)        -
   Net gain (loss) on sale of discontinued
     operations                                         -           -       132,966     (26,241)      (1,500)
Extraordinary gain (loss), net of taxes                 -           -        (7,410)     20,120         -
Cumulative effects of accounting changes,
   net of taxes                                         -         (4,988)      (708)       -            -
                                                   ---------   ---------  ---------   ---------    ---------
Net income (loss)                                  $ (10,853)  $ (21,831) $ 112,086   $ (30,864)   $ (67,436)
                                                   =========   =========  =========   =========    =========

Income (loss) applicable to common stock           $ (13,312)  $ (24,694) $ 108,753   $ (34,695)   $ (71,941)
                                                   =========   =========  =========   =========    =========

                                                                     (Continued)

                                                                      Fiscal Year Ended
                                                   ---------------------------------------------------------
                                                    10/31/92    10/30/93   10/29/94    10/28/95    11/2/96
                                                   (52 Weeks)  (52 Weeks) (52 Weeks)  (52 Weeks)  (53 Weeks)
                                                   ----------  ---------- ----------  ----------  ----------
Weighted average number of shares
   outstanding                                     1,000,000   1,000,000  1,000,000   1,000,000   1,000,000
                                                   =========   =========  =========   =========   =========
Earnings (loss) per common share:
   Loss before discontinued operations,
     extraordinary items and effects of
     accounting changes                            $  (29.40)  $  (43.87) $  (39.73)  $  (21.50)  $  (70.44)
Discontinued operations, net of taxes:
   Income (loss) from discontinued
     operations                                        16.09       24.17      23.63       (7.08)       -
   Net gain (loss) on sale of discontinued
     operations                                         -           -        132.97      (26.24)      (1.50)
Extraordinary gain (loss), net of taxes                 -           -         (7.41)      20.12        -
Cumulative effects of accounting changes,
   net of taxes                                         -          (4.99)     (0.71)       -           -
                                                   ---------   ---------  ---------   ---------   ---------
Net income (loss)                                  $  (13.31)  $   24.69) $  108.75   $  (34.70)  $  (71.94)
                                                   =========   =========  =========   =========   =========

BALANCE SHEET DATA:
Working capital, excluding net assets
   held for sale                                   $  61,431   $  63,821  $  65,855   $  72,670   $(257,866)(2)
Total assets                                         511,535     532,608    452,811     412,822     335,927
Total long-term debt, less current portion           488,280     522,947    335,472     327,668       4,226
Senior redeemable preferred stock                     18,144      21,007     24,340      28,171      32,676
Shareholders' deficit                                (86,409)   (111,103)    (2,350)    (37,045)   (108,986)

(1) The following non-cash charges have been included in the determination of loss before reorganization items, income taxes, discontinued operations, extraordinary items and cumulative effects of accounting changes for the periods shown above.

(2) As discussed in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 herein, all of the Company's senior credit facility revolving line of credit and all of the Company's subordinated notes and debentures are classified as current liabilities as of November 2, 1996.

                                                  10/31/92      10/30/93     10/29/94     10/28/95       11/2/96
                                                 (52 Weeks)    (52 Weeks)   (52 Weeks)   (52 Weeks)     (53 Weeks)
                                                 ----------    ----------   ----------   ----------     ----------
Certain non-cash charges to income:
   Depreciation                                  $   19,736    $   19,799   $   22,242   $   20,820     $   21,756
   Amortization of goodwill and other                   975           969          964          965            983
   Product liability charge                            -             -            -           5,000           -
   Writedown of certain long-lived assets              -             -            -            -            17,554
   Valuation allowance on Gulistan securities          -             -            -            -             4,242
   Other non-cash charges to income                     888         1,957          131          371           -
   Non-cash interest                                 18,502        11,729       11,161        8,818         10,088
                                                 ----------    ----------   ----------   ----------     ----------
                                                 $   40,101    $   34,454   $   34,498   $   35,974     $   54,623
                                                 ==========    ==========   ==========   ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein.

                                                                                Fiscal Year Ended
                                                                -----------------------------------------------
                                                                  10/29/94          10/28/95          11/2/96
                                                                -----------       -----------      ------------
                                                                                 (In Thousands)
NET SALES
Apparel fabrics and products                                    $   254,810       $   247,846      $    221,799
Industrial fabrics and products                                     169,736           191,985           193,001
Home fashion textiles                                                37,325            32,734            34,024
                                                                -----------       -----------      ------------
                                                                $   461,871       $   472,565      $    448,824
                                                                ===========       ===========      ============
OPERATING PROFIT (LOSS)
Apparel fabrics and products                                    $    18,487       $    16,667      $    (22,422)(1)
Industrial fabrics and products                                       7,618             7,590             5,947 (2)
Home fashion textiles                                                 2,564             1,749               647
Indirect corporate expenses, net                                     (7,438)           (5,345)           (6,257)
                                                                -----------       -----------      ------------

   Operating Profit (Loss)                                           21,231            20,661           (22,085)

Valuation allowance on Gulistan securities                           -                 -                 (4,242)
Interest income                                                         749             2,821             2,856
Interest expense                                                    (55,570)          (39,946)          (40,510)
Restructuring fees and expenses                                      -                 -                 (2,255)
                                                                -----------       -----------      ------------

Loss before income taxes, discontinued operations,
   extraordinary items and cumulative effects of
   accounting changes                                           $   (33,590)      $   (16,464)     $    (66,236)
                                                                ===========       ===========      ============

(1) The Fiscal 1996 operating loss for apparel fabrics and products includes charges of approximately $14.2 million for plant closing and $6.2 million for loss on sale of certain operations.

(2) The Fiscal 1996 operating profit for industrial fabrics and products includes charges of approximately $8.1 million for writedown of certain long-lived assets and $1.5 million for loss on sale of certain operations.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

Consolidated net sales from continuing operations declined $23.8 million (5.0%) from $472.6 million in Fiscal 1995 to $448.8 million in Fiscal 1996. Operating profit (loss) from continuing operations decreased $42.8 million from an operating profit of $20.7 million in Fiscal 1995 to an operating loss of $22.1 million in Fiscal 1996. Excluding charges for plant closings, loss on sale of certain operations, and charges for writedown of certain long-lived assets, operating profit would have been $7.9 million, compared to $25.7 million in Fiscal 1995 (excluding the product liability charge). Substantially all of the declines in sales and operating profits are attributable to the apparel fabrics segment which has been severely impacted by lower unit volumes and margins.

Net sales in Fiscal 1996 in the apparel fabrics and products segment, which includes unfinished woven apparel fabrics (greige goods) primarily for women's wear, yarn sales and elastic products for various apparel uses, declined $26.0 million (10.5%) from $247.8 million in Fiscal 1995 to $221.8 million in Fiscal 1996. Fiscal 1996 saw the continuation of the trend of weakened demand for apparel fabrics which began during the second half of Fiscal 1995.

Apparel fabric sales declined $22.3 million in Fiscal 1996 as a result of lower unit volume combined with lower average selling prices. Fiscal 1996 has been marked by generally poor retail women's apparel sales, increased competitive pressures from abroad (particularly in commodity-type fabrics), and falling margins. As a result of this weaker demand, the Company curtailed production for most of its apparel fabrics, and experienced a less favorable product mix with a higher ratio of commodity-type fabrics than was experienced in Fiscal 1995. These and other conditions led management to conclude in the third fiscal quarter of 1996 that one of its facilities in Greenville, South Carolina should be closed. The plant, which was closed on October 28, 1996, had been operating on a significantly reduced production schedule and was not cost-effective. The accompanying consolidated statement of operations for Fiscal 1996 includes a "charge for plant closing" of approximately $14.2 million related principally to the loss on impairment of the plant in accordance with SFAS No. 121, employee severance costs and estimated costs of equipment relocation. The Company expects that the plant closure will result in improved earnings and cash flow from operations in the future.

Many participants in the domestic women's apparel industry have suffered from falling margins in recent years as a result of a number of factors, including increased imports of both fabric and garments, generally relaxed consumer attitudes regarding fashion, and price pressures from a troubled retail industry. Many of the Company's customers for apparel fabric (converters) have seen their importance to the industry diminish and their volumes decline. The Company has taken steps to broaden its sales distribution in its apparel fabrics segment to include export sales to Mexico, Europe and other continents. Exports have not comprised a significant portion of the Company's sales in the past. In addition, the Company expects to increase its level of capital investment in this segment, with such investments focused primarily on cost reduction and productivity improvements.

Sales of elastic apparel products declined $4.6 million to $12.8 million in Fiscal 1996 from $17.4 million in Fiscal 1995. As discussed below, the Company sold its rubber products business, which produced these elastic products, in September 1996. Discontinuation in Fiscal 1996 of certain unprofitable product lines, changes in customer requirements to non-rubber elastomers, and less than a full year's sales in Fiscal 1996 caused the decline in elastic sales from Fiscal 1995.

Operating loss in Fiscal 1996 for the apparel fabrics and products segment decreased by $39.1 million to a $22.4 million loss from a $16.7 million profit. Included in the Fiscal 1996 operating loss are charges of approximately $14.2 million for plant closing and $6.2 million for loss on sale of certain operations. Operating profit (loss) in Fiscal 1996 for the apparel fabrics and products segment before the charges for plant closing and loss on sale of certain operations declined by $18.7 million to a $2.0 million loss from a $16.7 million profit in Fiscal 1995. Such decline results from the significantly lower unit volume and the lower margins associated with the Fiscal 1996 product mix.

Net sales in Fiscal 1996 in the industrial fabrics and products segment, which includes single-ply roofing and environmental membrane, woven fabrics constructed of cotton, synthetics and fiberglass for insulation, filtration, and lamination applications, and extruded urethane products, increased $1.0 million (0.5%) to $193.0 million from $192.0 million in Fiscal 1995. Sales of fiberglass fabrics increased $7.7 million from Fiscal 1995 as a result of the continued growth in demand for fabrics used in the manufacture of electrical circuit boards. The growing global demand for electronic products has fueled significant increases in sales of fiberglass fabric for the last several years. The Company expects this demand to continue in the foreseeable future. The Company has expanded and enhanced its productive capacity in the fiberglass weaving area in order to satisfy this demand and improve product quality. Sales of roofing membrane increased $8.8 million from Fiscal 1995, as a result of the continued success of the Company's "Hi-Tuff/EP" line of roofing products, which was introduced in late 1993. This product's competitive price and improved performance characteristics have driven its sales growth, and the product now accounts for 75% of the Company's roofing sales. The Company expects roofing sales to continue to grow as the Company capitalizes on the market acceptance of its roofing products to gain market share. Sales of extruded urethane products increased $1.9 million from Fiscal 1995 as a result of the Company's expanded productive capacity and success in developing and satisfying the specification-driven customer requirements for urethane products. Sales of cotton industrial fabrics declined $12.8 million as a result of weak markets and intense foreign competition, particularly from China. Sales of other industrial fabrics and products declined $4.6 million primarily as a result of exiting certain industrial fabric markets during late 1995.

Operating profit in Fiscal 1996 for the industrial fabrics and products segment decreased by $1.7 million from $7.6 million in 1995 to $5.9 million in 1996. Included in the Fiscal 1996 operating profit are charges of approximately $8.1 million for writedown of certain long-lived assets and $1.5 million for loss on sale of certain operations. Operating profit in Fiscal 1996 for the industrial fabrics and products segment before the charge for the writedown of certain long-lived assets and loss on sale of certain operations increased $8.0 million (105%) to $15.6 million from $7.6 million in Fiscal 1995. Fiscal 1995 operating profit reflects a charge of $5 million related to product liability costs. No such charge occurred in Fiscal 1996. The aforementioned sales volume increases in roofing, fiberglass, and extruded urethane products, combined with improved manufacturing and operating efficiencies, increased operating profits. Partially offsetting these improvements, however, are the effects of lower sales volumes of cotton industrial fabrics and other synthetic industrial fabrics. Curtailed production schedules in the Company's cotton manufacturing facility and the resulting under-absorption of costs were negative influences on operating profit. The Company does not expect the demand for its cotton industrial fabric to rebound from Fiscal 1996 levels and has adjusted its operating schedule accordingly.

As a result of the Company's assessment of the market conditions for its cotton industrial fabrics, management concluded that its plant in Kingsport, Tennessee, which manufactures such fabrics, is impaired under the criteria of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires a writedown to fair value in circumstances in which the expected future net cash flows from the operation of the plant are less than its carrying value. The accompanying consolidated statement of operations for Fiscal 1996 includes a charge, "writedown of certain long-lived assets", of $8.1 million for the excess of the carrying amount of this plant over its estimated fair value.

Pursuant to the terms of an Asset Purchase Agreement dated September 30, 1996, between JPS Elastomerics Corp., a wholly-owned subsidiary of the Company, and Elastomer Technologies Group, Inc. and a Receivables Purchase Agreement dated September 30, 1996 between JPS Elastomerics Corp. and the Bank of New York Commercial Corporation, JPS Elastomerics Corp. consummated the sale of substantially all of the assets of its rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastics for use in apparel products, diaper products, and specialty industrial applications (the "Rubber Products Business"). Pursuant to the Asset Purchase Agreement, Elastomer Technologies Group, Inc. agreed to assume substantially all of the liabilities and obligations associated with the Rubber Products Business.

The consideration for the sale of the Rubber Products Business consisted of approximately $5.1 million in cash, subject to certain post-closing adjustments based on the amount of working capital transferred. The net cash proceeds of approximately $4.8 million were used by the Company to reduce outstanding borrowings under its senior credit facility. Revenues of the Rubber Products Business for Fiscal 1994, Fiscal 1995 and Fiscal 1996 were $22.6 million, $20.7 million and $16.8 million, respectively.

Net sales in Fiscal 1996 in the home fashion textiles segment, which includes woven drapery fabrics and yarns for the home furnishings industry increased $1.3 million (3.9%) to $34.0 million from $32.7 million in Fiscal 1995 due primarily to an increase in yarn sales. Sales of home furnishings fabrics in Fiscal 1996 were approximately flat with Fiscal 1995. Demand for the Company's woven fabrics used in home decoration has been in decline for several years.

Operating profit in Fiscal 1996 in the home fashion textile segment declined by $1.1 million (64%) to $0.6 million from $1.7 million in Fiscal 1995 primarily as a result of lower margins on fabric sales.

Indirect corporate expenses in Fiscal 1996 increased $1.0 million from $5.3 million in Fiscal 1995 to $6.3 million in Fiscal 1996 primarily as a result of the $1.1 million cost of an early retirement offer extended to certain salaried employees. Lower corporate employee compensation costs in Fiscal 1996 partially offset this increase.

Debt restructuring fees and expenses totaled $2.3 million in Fiscal 1996. There were no comparable charges in Fiscal 1995. Such expenses represent fees and expenses of the Company's financial advisor, the financial advisor for the holders of a substantial majority of its outstanding bonds, the Company's legal counsel and other professionals associated with the Company's financial restructuring.

During Fiscal 1996, Gulistan reported net losses of approximately $4.5 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on any of the Gulistan securities held by the Company. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $4.2 million as a result of the net loss ($4.5 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during Fiscal 1996.

Interest expense in Fiscal 1996 was $40.5 million, or $0.6 million more than Fiscal 1995 due primarily to the compounding effect of accretion of debt discounts and non-cash interest.

FISCAL 1995 COMPARED TO FISCAL 1994 (RESTATED FOR EFFECT OF CLASSIFYING CARPET BUSINESS AS DISCONTINUED OPERATIONS)

Consolidated net sales from continuing operations increased $10.7 million (2.3%) from $461.9 million in Fiscal 1994 to $472.6 million in Fiscal 1995. Operating profit from continuing operations decreased $0.5 million (2.4%) from $21.2 million in Fiscal 1994 to $20.7 million in Fiscal 1995. Excluding a $5 million charge to income in Fiscal 1995 for product liability costs (discussed below), operating income would have increased $4.5 million in Fiscal 1995 over Fiscal 1994. Substantially all of these increases in consolidated net sales and operating profits occurred in the first two fiscal quarters of 1995. The last two fiscal quarters of 1995 saw declines in operating results from comparable prior year levels.

Net sales in Fiscal 1995 in the apparel fabrics and products segment declined $7.0 million (2.7%) from $254.8 million in Fiscal 1994 to $247.8 million in Fiscal 1995. Fiscal 1995 results in the apparel fabrics and products segment were marked by two distinct halves. During the first two fiscal quarters of 1995, the Company reported results which were stronger than the comparable 1994 quarters primarily as a result of the Company's change in its product offering to emphasize specialty fabrics with more fashion and styling characteristics. Although overall apparel market conditions were not strong, these fabrics commanded higher average selling prices and margins than commodity type fabrics and allowed the Company to improve its margins in the face of the continued flood of imported commodity apparel fabrics, primarily from Chinese and Eastern European sources. The passage of the General Agreement on Tariffs and Trade
(GATT) is expected to foster such foreign competition in the commodity apparel fabrics market in the future. During the second half of Fiscal 1995, consumer demand for apparel products weakened significantly which in turn has led to a much weaker market for the Company's fabrics. As a result of this lower unit demand for all fabric styles, the impact of the aforementioned change in product offering was much less apparent in the second half.

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

Net sales in Fiscal 1995 in the industrial fabrics and products segment increased $22.3 million (13.1%) to $192.0 million from $169.7 million in Fiscal 1994. Sales of fiberglass fabrics for electrical circuit boards and construction-related scrims increased $7.0 million. The market for fiberglass fabrics, particularly those used in the manufacture of electronic circuit boards has been growing in connection with the rapidly expanding worldwide consumer demand for electronic products. Sales of cotton industrial fabrics increased $6.7 million as a result of higher unit volume in the first fiscal quarter and the pass-through of relatively higher cotton costs in Fiscal 1995. Sales of roofing membrane increased $4.9 million primarily as a result of the continued success of the Company's new line of roofing products introduced in late 1993.

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

Net sales in Fiscal 1995 in the home fashion textiles segment declined by $4.6 million (12.3%) to $32.7 million from $37.3 million in Fiscal 1994. The decline in volume results from weak demand for the Company's woven fabrics used in home decoration, a continuation of a trend in home fashion textile use for several years, combined with the weak soft goods market in 1995.

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

Interest expense in Fiscal 1995 was $15.6 million lower than it was for Fiscal 1994. Giving effect to the reduction of debt associated with the use of the net proceeds from the sale of the Automotive Assets in Fiscal 1994 on a pro forma basis would reduce interest expense by $14.1 million in Fiscal 1994. Such pro forma reduction includes $1.3 million representing interest accretion and debt issuance cost amortization. After giving pro forma effect to the debt reduction described above, interest expense decreased approximately $1.5 million in Fiscal 1995 from Fiscal 1994. In Fiscal 1995, a $3.4 million decrease in interest expense as a result of the lower debt balances caused by the Company's open market purchases of certain of its previously outstanding notes and debentures (as discussed below) was offset to the extent of $1.9 million due primarily to higher average interest rates and the compounding effect of accretion of debt discounts and non-cash interest.

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

The consideration for the sale of the Carpet Business consisted of approximately $19.0 million in cash, as adjusted, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation, the Company has determined the fair value of these debt and equity securities to be approximately $11.3 million. The net assets of the Carpet Business (adjusted to net realizable value) have been classified as "net assets held for sale" on the October 28, 1995 Consolidated Balance Sheet. As of October 28, 1995, the Company adjusted the net assets of the Carpet Business to their net realizable value, which resulted in a charge to the 1995 Consolidated Statement of Operations of $30.7 million, classified as loss on sale of discontinued operations. The cash consideration was adjusted in Fiscal 1996 pursuant to the terms of the Asset Transfer Agreement based on the audited amount of working capital transferred, which adjustment resulted in a reduction of $3.5 million in the cash consideration and an additional charge to income in Fiscal 1996 of $1.5 million. The fiscal amount of net cash proceeds (net of fees, expenses and the post-closing adjustment) of $16.7 million was applied by the Company to reduce outstanding borrowings under the credit agreement for the senior credit facility. The loss on the sale is not currently recognizable for tax purposes and the Company has recorded no net tax benefit as a result of this loss due to uncertainties regarding the ability to utilize these losses in future years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). At November 2, 1996, the Company had $18.6 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day.

The Company expects that its planned capital expenditures in Fiscal 1997 of approximately $23 million will be funded by cash from operations, bank and other equipment financing sources. Should such capital resources be inadequate or unavailable, however, management would defer certain of its planned capital expenditures or take other appropriate actions to preserve liquidity. At November 2, 1996, the Company had commitments for capital expenditures of approximately $1.4 million.

The Company and its operating subsidiaries (being hereinafter collectively referred to as the "Borrowing Subsidiaries") are parties to the Fourth Amended and Restated Credit Agreement, dated as of June 24, 1994, as amended (the "Restated Credit Agreement"), by and among the financial institutions party thereto, Citibank, N.A. ("Citibank"), as administrative agent and co-agent, and General Electric Capital Corporation ("GECC"), as collateral agent and co-agent. The Restated Credit Agreement, as amended, provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $118 million and (b) a specified borrowing base, which is based upon eligible receivables and inventory of the Borrowing Subsidiaries (the "Borrowing Base"), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it, (ii) letters of credit may not exceed $15 million in the aggregate, and
(iii) $20 million of the Revolving Credit Facility is available, not subject to the Borrowing Base, to purchase property, plant and equipment or to finance or refinance such purchases ("Capex Loans"), provided that the aggregate of all revolving credit loans, including Capex Loans, and letters of credit may not exceed the lesser of (A) $118 million and (B) the sum of the Borrowing Base plus $25 million (subject to certain reductions).

The Revolving Credit Facility (or a similar credit facility) is essential for the Company's continued operations. On September 6, 1996, the Revolving Credit Facility was amended to, among other things, extend its expiration date and reduce the interest rate by 0.25%. Under the terms of the Restated Credit Agreement, the Revolving Credit Facility expires on March 1, 1997 (unless otherwise extended) if the Company has not commenced a case under chapter 11 of the Bankruptcy Code. If such a case is commenced on or prior to March 1, 1997, the Revolving Credit Facility will be extended automatically to the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 of the Bankruptcy Code. At this time, the Company has not made a decision to commence a case under the Bankruptcy Code. The Company has classified the $85.6 million outstanding under its Revolving Credit Facility revolving line of credit as a current liability in the accompanying consolidated balance sheet. In addition, the loan covenants were amended to be based upon the activities of the consolidated operating subsidiaries (JPS Converter and Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e., excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The Restated Credit Agreement does not permit additional borrowings by the Borrowing Subsidiaries for, among other things, loans or dividends to the Company for the payment of interest on its notes and debentures. As a result of the aforementioned restriction on the use of proceeds of revolving loans, the Company did not make scheduled November 15, 1996 interest payments of approximately $1.9 million on its subordinated debentures and did not make scheduled December 1, 1996 interest payments of approximately $5.4 million on its senior subordinated discount notes and approximately $3.6 million on its senior subordinated notes. The failure to make these scheduled interest payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby, among other things. Accordingly, these debt obligations are classified as current liabilities in the accompanying consolidated balance sheet as of November 2, 1996. The Company does not have the ability to repay such indebtedness if the same were to be accelerated.

On May 8, 1996, the Company engaged The Blackstone Group, L.P. to act as its financial advisor in connection with a potential financial restructuring of its debt obligations. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996 to act as financial advisors to the holders of the Company's debt securities in connection with such a financial restructuring. The Company has provided substantial information to these financial advisors on a confidential basis regarding the Company's business, strategies, plans and prospects. In addition, the Company is discussing the terms of a potential financial restructuring with these advisors and the holders of a substantial majority of its outstanding bonds. The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing thereof will depend on a number of factors, including its operating performance, market conditions and the ability of the Company and its bondholders to come to an agreement as to the appropriate terms of any such restructuring. Although no agreement, formal or informal, has been reached between the Company and its bondholders regarding the terms of a potential financial restructuring, management is optimistic that a restructuring will be accomplished. Management is unable to predict the impact of any such restructuring on the accompanying financial statements.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products; however, market conditions sometimes preclude this practice.

The Company recorded a net $0.3 million income tax benefit on continuing operations in Fiscal 1996. The Company had a $0.5 million deferred state tax benefit from the charge for plant closing and writedown of certain long-lived assets. While no tax expense resulted from applying the statutory tax rate to the loss before income taxes, the Company was not able to fully offset subsidiary income in all tax jurisdictions with net operating losses of the Company or other subsidiaries or operating loss carryovers. As a result, a $0.2 million current year provision for state income taxes was required. During Fiscal 1994, the Company utilized approximately $141 million of net operating loss carryforwards to offset the gain on sale of the Automotive Assets. Income tax expense incident to the sale was reduced by approximately $49 million as a result of such utilization. Federal alternative minimum and state taxes of approximately $2.8 million were recognized as a result of the sale. The Company's future ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the remaining net operating loss to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe that this potential limitation on net operating loss carryforwards is currently applicable. However, there is no assurance that the Internal Revenue Service will not take a contrary position or that such limitation will not become applicable for subsequent taxable periods. The Company has provided a 100% valuation allowance of $53.6 million for its remaining deferred tax asset, net of existing taxable "temporary differences," except those related to certain deferred state tax liabilities. The gross deferred tax asset relates primarily to the benefit of the net operating loss carryforward and losses from discontinued operations not currently recognizable for tax purposes. In the Company's opinion, the valuation allowance is required as realization of the tax benefit is not assured based on prior operating history.

Although the Company believes use of its net operating losses to offset the gain on the Automotive Assets will more likely than not be sustained under existing tax laws, uncertainty exists primarily due to the fact that applicable regulations under Internal Revenue Code Section 382 have not been issued. Therefore, in accordance with provisions of the Indentures, the Company set aside, in a special-purpose subsidiary, a portion ($39.5 million) of the net proceeds from the sale of the Automotive Assets to satisfy, if necessary, these possible contingent tax liabilities. These funds have been invested in U.S. Government securities and are classified as other noncurrent assets in the Company's consolidated balance sheets.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

JPS Textile Group, Inc.:

We have audited the accompanying consolidated balance sheets of JPS Textile Group, Inc. and subsidiaries (the "Company") as of November 2, 1996 and October 28, 1995, and the related consolidated statements of operations, senior redeemable preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended November 2, 1996. Our audits also included the financial statement schedule listed in the index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 2, 1996 and October 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended November 2, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the years ended November 2, 1996 and October 28, 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has had recurring net losses from continuing operations since inception, has a net shareholders' deficiency, is in default on its senior subordinated discount notes, the senior subordinated notes and the subordinated debentures and, under certain conditions, the Company's senior revolving credit facility expires on March 1, 1997. The events of default entitle the holders of these debt securities to accelerate payment on such debt. The Company's default on its notes and debentures, its inability to service its debt without a restructuring thereof, the uncertainty of the Company's ability to restructure its notes and debentures and to meet the requirements for extension of its senior revolving credit facility or to obtain alternative sources of financing as described in Note 14 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
January 17, 1997

JPS TEXTILE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                       October 28,    November 2,
                                                                          1995           1996
                                                                       -----------    -----------
ASSETS

CURRENT ASSETS:
   Cash                                                                 $  1,352       $  1,460
   Accounts receivable, less allowance of $2,131 in 1995
     and $2,511 in 1996 (Note 6)                                          88,186         75,166
   Inventories (Notes 5 and 6)                                            48,729         48,374
   Prepaid expenses and other                                              2,545          1,967
   Net assets held for sale (Note 3)                                      28,932           -
                                                                        --------       --------
       Total current assets                                              169,744        126,967

PROPERTY, PLANT AND EQUIPMENT, net (Notes 5 and 6)                       161,436        124,004

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, less accumulated amortization of $6,877 in 1995 and          31,489         30,506
   $7,860 in 1996

OTHER ASSETS (Notes 5, 9, 10 and 13)                                      50,153         54,450




                                                                        --------       --------

           Total                                                        $412,822       $335,927
                                                                        ========       ========

                                                                       October 28,    November 2,
                                                                          1995           1996
                                                                       -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                     $ 29,754       $ 24,708
   Accrued interest                                                        9,895          9,608
   Accrued salaries, benefits and withholdings (Note 9)                   11,503         10,440
   Other accrued expenses (Notes 5, 9 and 11)                             12,699         13,987
   Senior credit facility, revolving line of credit (Note 6)                -            85,639
   Current portion of long-term debt (Note 6)                              2,770        240,451
                                                                        --------       --------
       Total current liabilities                                          66,621        384,833

LONG-TERM DEBT (Note 6)                                                  327,668          4,226

DEFERRED INCOME TAXES (Note 8)                                             4,165          3,665

OTHER LONG-TERM LIABILITIES (Notes 5, 9 and 10)                           23,242         19,513
                                                                        --------       --------

       Total liabilities                                                 421,696        412,237
                                                                        --------       --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 6, 8 and 9)

SENIOR REDEEMABLE PREFERRED STOCK, redemption
   value of $51,324 in 1995 and $54,520 in 1996 (Note 7)                  28,171         32,676
                                                                        --------       --------

SHAREHOLDERS' EQUITY (DEFICIT) (Note 7):
   Junior preferred stock                                                    250            250
   Common stock:
     Class A, 490,000 shares issued and outstanding                            5              5
     Class B, 510,000 shares issued and outstanding                            5              5
   Additional paid-in capital                                             29,613         25,108
   Deficit                                                               (66,918)      (134,354)
                                                                        --------       --------
       Total shareholders' deficit                                       (37,045)      (108,986)
                                                                        --------       --------

           Total                                                        $412,822       $335,927
                                                                        ========       ========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)

                                                                                  Year Ended
                                                                  ------------------------------------------
                                                                  October 29,      October 28,   November 2,
                                                                     1994             1995          1996
                                                                  -----------      -----------   -----------
Net sales                                                          $ 461,871        $ 472,565     $ 448,824
Cost of sales                                                        397,921          406,070       397,804
                                                                   ---------        ---------     ---------
Gross profit                                                          63,950           66,495        51,020
Selling, general and administrative expenses (Note 11)                39,805           39,586        40,579
Other expense, net (Notes 9 and 10)                                    2,914            6,248         2,498
Charges for plant closing, loss on sale of certain operations
   and writedown of certain long-lived assets (Note 4)                  -                -           30,028
                                                                   ---------        ---------     ---------
Operating profit (loss)                                               21,231           20,661       (22,085)
Valuation allowance on Gulistan securities (Note 3)                                                  (4,242)
Interest income                                                          749            2,821         2,856
Interest expense (Note 6)                                            (55,570)         (39,946)      (40,510)
Debt restructuring fees and expenses (Note 1)                           -                -           (2,255)
                                                                   ---------        ---------     ---------
Loss before income taxes, discontinued operations,
   extraordinary items and cumulative effects
   of accounting changes                                             (33,590)         (16,464)      (66,236)
Provision (benefit) for income taxes (Note 8)                          2,800            1,200          (300)
                                                                   ---------        ---------     ---------
Loss before discontinued operations, extraordinary items
   and cumulative effects of accounting changes                      (36,390)         (17,664)      (65,936)
Discontinued operations:
   Income (loss) from discontinued operations                         23,628           (7,079)         -
   Net gain (loss) on sales of discontinued operations,
     net of taxes of $2,800 in 1994 and $100 in 1995 (Note 3)        132,966          (26,241)       (1,500)
                                                                   ---------        ---------     ---------
Income (loss) before extraordinary items and
     cumulative effects of accounting changes                        120,204          (50,984)      (67,436)
Extraordinary gain (loss) on early extinguishment of debt,
   net of taxes of $600 in 1995 (Note 6)                              (7,410)          20,120          -
Cumulative effects of accounting changes (Note 10)                      (708)            -             -
                                                                   ---------        ---------     ---------
Net income (loss)                                                    112,086          (30,864)      (67,436)
Senior redeemable preferred stock in-kind
   dividends and discount accretion (Note 7)                          (3,333)          (3,831)       (4,505)
                                                                   ---------        ---------     ---------
Income (loss) applicable to common stock                           $ 108,753        $ (34,695)    $ (71,941)
                                                                   =========        =========     =========

Weighted average number of common shares outstanding               1,000,000        1,000,000     1,000,000
                                                                   =========        =========     =========

Earnings (loss) per common share:
   Loss before discontinued operations, extraordinary items
     and cumulative effects of accounting changes                  $  (39.73)       $  (21.50)    $  (70.44)
   Discontinued operations:
     Income (loss) from discontinued operations                        23.63            (7.08)         -
     Net gain (loss) on sales of discontinued operations              132.97           (26.24)        (1.50)
                                                                   ---------        ---------     ---------
   Income (loss) before extraordinary items and cumulative
     effects of accounting changes                                    116.87           (54.82)       (71.94)
   Extraordinary gain (loss) on early extinguishment of debt           (7.41)           20.12          -
   Cumulative effects of accounting changes                            (0.71)            -             -
                                                                   ---------        ---------          -
   Net income (loss)                                               $  108.75        $  (34.70)    $  (71.94)
                                                                   =========        =========     =========

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF SENIOR REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands)

                                                                          Shareholders' Equity (Deficit)
                                                                 ----------------------------------------------
                                                     Senior
                                                    Redeemable                 Junior     Additional
                                                    Preferred      Common     Preferred    Paid-In
                                                      Stock        Stock        Stock      Capital     Deficit
                                                    ----------   ---------    ---------   ----------  ---------
Balance - October 30, 1993                          $  21,007    $      10    $     250   $  36,777   $(148,140)

Net income for 52 weeks                                                                                 112,086
Preferred stock-in-kind dividends
  and discount accretion                                3,333                                (3,333)
                                                    ---------    ---------    ---------   ---------   ---------

Balance - October 29, 1994                             24,340           10          250      33,444     (36,054)

Net loss for 52 weeks                                                                                   (30,864)
Preferred stock-in-kind dividends
  and discount accretion                                3,831                                (3,831)
                                                    ---------    ---------    ---------   ---------   ---------

Balance - October 28, 1995                             28,171           10          250      29,613     (66,918)

Net loss for 53 weeks                                                                                   (67,436)
Preferred stock-in-kind dividends
   and discount accretion                               4,505                                (4,505)
                                                    ---------    ---------    ---------   ---------   ---------

Balance - November 2, 1996                          $  32,676    $      10    $     250   $  25,108   $(134,354)
                                                    =========    =========    =========   =========   =========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                  Year Ended
                                                                     -------------------------------------
                                                                     October 29,  October 28,  November 2,
                                                                        1994          1995        1996
                                                                     -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $ 112,086    $ (30,864)   $ (67,436)
                                                                      ---------    ---------    ---------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Charges for plant closing, loss on sale of certain
         operations and writedown of certain long-lived assets             --           --         30,028
       Loss (income) from discontinued operations                       (23,628)       7,079         --
       Loss (gain) on sales of discontinued operations                 (132,966)      26,241        1,500
       Extraordinary loss (gain) on early extinguishment of
         debt                                                             7,410      (20,120)        --
       Cumulative effects of accounting changes                             708         --           --
       Depreciation and amortization, except amounts
         included in interest expense                                    23,206       21,785       22,739
       Interest accretion and debt issuance cost amortization            11,161        8,818       10,088
       Product liability charge                                            --          5,000         --
       Deferred income tax provision (benefit)                            1,227         --           (500)
       Financing costs incurred                                          (2,943)         (25)        (614)
       Valuation allowance on Gulistan securities                          --           --          4,242
       Other, net                                                        (2,970)        (498)      (3,163)
       Changes in assets and liabilities:
         Accounts receivable                                                426       (1,086)      10,372
         Inventories                                                       (179)        (685)      (2,635)
         Prepaid expenses and other assets                               (1,248)      (2,505)      (2,348)
         Accounts payable                                                   228         (911)      (3,983)
         Accrued expenses and other liabilities                          (2,951)      (7,202)      (1,688)
                                                                      ---------    ---------    ---------
              Total adjustments                                        (122,519)      35,891       64,038
                                                                      ---------    ---------    ---------
   Net cash provided by (used in) operating activities                  (10,433)       5,027       (3,398)
                                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                                     (18,423)     (18,811)      (9,834)
   Receipts from discontinued operations, net                            17,115        3,453         --
   Proceeds from sale of discontinued operations, net                   259,044        4,415       17,077
   Proceeds from sale of certain operations                                --           --          5,113
   Purchase of long-term investments                                    (39,500)        --           --
                                                                      ---------    ---------    ---------
   Net cash provided by (used in) investing activities                  218,236      (10,943)      12,356
                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                 285        5,000           29
   Revolving credit facility borrowings (repayments), net               (41,666)      41,808       (6,087)
   Purchases and repayment of other long-term debt                     (166,044)     (41,384)      (2,792)
                                                                      ---------    ---------    ---------
   Net cash provided by (used in) financing activities                 (207,425)       5,424       (8,850)
                                                                      ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                             378         (492)         108
Cash at beginning of year                                                 1,466        1,844        1,352
                                                                      ---------    ---------    ---------
Cash at end of year                                                   $   1,844    $   1,352    $   1,460
                                                                      =========    =========    =========

JPS TEXTILE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

                                                                                   Year Ended
                                                                  -----------------------------------------------
                                                                  October 29,       October 28,       November 2,
                                                                     1994              1995              1996
                                                                  -----------       -----------       -----------
SUPPLEMENTAL INFORMATION ON CASH FLOWS
   FROM CONTINUING OPERATIONS:
   Interest paid                                                   $  48,219         $  33,681         $  30,709
   Income taxes paid                                                     376             3,314               693
   Non-cash financing activities:
     Senior redeemable preferred stock dividends-in-kind               2,765             2,936             3,114



See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND BASIS OF PRESENTATION

         JPS Textile Group, Inc. (the "Company") purchased from J.P. Stevens & Co., Inc. ("J.P. Stevens") substantially all of the property, plant and equipment, inventories, certain other assets and the business of five former divisions of J.P. Stevens (the "Predecessor Stevens Divisions") on May 9, 1988 (the "Acquisition"). The purchase was financed through long-term borrowings and the sale of preferred and common stock. The Company operates principally as a manufacturer of apparel fabrics and products, industrial fabrics and products and home fashion textiles. These products are sold primarily to the domestic clothing manufacturing and construction industries. As described in Notes 3 and 4, certain of the acquired businesses and operations have been subsequently sold.

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

         The equity method of accounting is used to account for the Company's 50% interest in a joint venture with a Mexican company (see Note 13). Under the equity method, the Company's original investment is recorded at cost and is adjusted by the Company's share of undistributed earnings or loss of the investee.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the allowance for doubtful accounts, reserve for self-insurance liabilities and the reserve for certain defective roofing products sold by the Predecessor Stevens Division operations (discussed in Note 9). Management determines its estimate of the allowance for doubtful accounts considering a number of factors, including historical experience, aging of the accounts and the current creditworthiness of its customers. The Company self-insures, with various insured stop-loss limitations, its workers' compensation, general liability and health claims. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience and third party claims administrator and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. Management believes that its estimates provided in the financial statements, including those for the above-described items, are reasonable and adequate. However, actual results could differ from those estimates.

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

         Postretirement Benefits - The Company accounts for postretirement benefits other than pensions using the principles of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service. See Note 10 for a further description of the accounting for postretirement benefits.

         Postemployment Benefits - Effective October 31, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting instead of when paid, as had been the Company's practice. See Note 10 for a further description of the accounting for postemployment benefits.

         Revenue Recognition - The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request.

         Advertising Costs - The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs were approximately $708,000, $1,225,000 and $1,856,000 in Fiscal 1994, 1995 and 1996, respectively.

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

         Fiscal Year - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to October
         31. The 1994 and 1995 fiscal years each consisted of fifty-two weeks and Fiscal 1996 had fifty-three weeks.

         Reclassifications - Certain Fiscal 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation. In addition, see Note 3 regarding reclassifications of Fiscal 1994 amounts for discontinued operations.

3.       SALE OF DISCONTINUED OPERATIONS

         Carpet Business - On November 16, 1995, pursuant to the terms of an Asset Transfer Agreement dated as of November 16, 1995, by and among the Company, JPS Carpet Corp. ("Carpet"), a wholly-owned subsidiary of the Company, Gulistan Holdings Inc. and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. (collectively, "Gulistan"), the Company and Carpet consummated the sale of substantially all of the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business"). Pursuant to the Asset Transfer Agreement, Gulistan agreed to assume substantially all of the liabilities and obligations associated with the Carpet Business. Gulistan was formed and its common stock is owned by certain members of the former management team at Carpet. The Company and its subsidiaries have agreed, for a three-year period, not to compete directly or indirectly with the business that was sold. The Consolidated Statements of Operations and Cash Flows for Fiscal 1994 have been reclassified to reflect the Carpet Business as discontinued operations.

         The consideration for the sale of the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation at the asset transfer date, the Company determined the fair value of these debt and equity securities to be approximately $11.3 million. These debt and equity securities are included in other non-current assets on the November 2, 1996 balance sheet. Since the disposal of the Carpet Business occurred subsequent to the end of Fiscal 1995, the net assets of the Carpet Business (adjusted to net realizable value) were classified as "net assets held for sale" on the October 28, 1995 Consolidated Balance Sheet. As of October 28, 1995, the Company adjusted the net assets of the Carpet Business to their net realizable value, which resulted in a charge to the 1995 Consolidated Statement of Operations of $30.7 million (net of tax), classified as loss on sale of discontinued operations. The loss on the sale is not currently recognizable for tax purposes and the Company has recorded no net tax benefit as a result of this loss due to uncertainties regarding the ability to utilize these losses in future years. Net sales from the discontinued operations of the Carpet Business were $141.6 million and $120.1 million in Fiscal years 1994 and 1995, respectively.

         In May 1996, the Company and Gulistan agreed on the amount of the post-closing adjustment. As a result, the Company paid a post-closing adjustment of $3.5 million (an estimated post-closing adjustment of $2.0 million was included in the Fiscal 1995 loss on sale of discontinued operations) and has recognized in Fiscal 1996 an additional loss of $1.5 million on the sale of discontinued operations. The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under its senior credit facility was approximately $16.7 million (net of fees, expenses, and the post-closing adjustment resulting from the level of working capital transferred at the closing date).

         In Fiscal 1996, Gulistan reported a net loss of approximately $4.5 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on any of the Gulistan securities held by the Company. Also, in accordance with relevant accounting literature, the Company has recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $4.2 million as a result of the net loss ($4.5 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during the 1996 fiscal year. The valuation allowance will be increased or decreased (but not below zero) with a corresponding charge or credit to income to give effect to future losses or earnings of Gulistan as those losses or earnings occur.

         Automotive Businesses - On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1995 (the "Asset Purchase Agreement"), by and among the Company, JPS Auto Inc., a wholly-owned subsidiary of the Company ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of the Company ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its Automotive Assets (as described below) to the Purchaser.

         The Automotive Assets consisted of the businesses and assets of Auto and the synthetic industrial fabrics division of C&I, and the Company's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture). Net sales from the discontinued operations of the Automotive Assets were $224.9 million for the eight months ended June 28, 1994. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser agreed to assume substantially all of the liabilities and obligations associated with the Automotive Assets. In addition, the Company and its affiliates agreed, for a period of four years, not to directly or indirectly compete in North, Central and South America with the businesses that were sold.

         The sale price for the Automotive Assets was approximately $283 million, consisting of $264 million of cash paid at closing, $15 million of assumed debt as of June 28, 1994 and certain post-closing adjustments which resulted in a gain of $4.4 million, net of $0.1 million of taxes, recognized in Fiscal 1995. The sale of the Automotive Assets resulted in an approximate total gain of $137.4 million, net of income taxes of $2.9 million.

         The net cash proceeds from the disposition of the Automotive Assets (after deductions for fees, other expenses and amounts designated by management to satisfy possible contingent tax liabilities) were approximately $217 million and such proceeds were used by the Company to reduce its outstanding indebtedness.

         The Company has allocated to the discontinued operations of the Automotive Assets and the Carpet Business a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portions were approximately $3.4 million and $1.6 million in Fiscal 1994 and 1995, respectively.

4. SALE OF CERTAIN OPERATIONS, PLANT CLOSING AND WRITEDOWN OF CERTAIN LONG-LIVED ASSETS

         Pursuant to an Asset Purchase Agreement dated September 30, 1996 between JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of the Company, and Elastomer Technologies Group, Inc. ("Elastomer") and a Receivables Purchase Agreement dated September 30, 1996 between Elastomerics and the Bank of New York Commercial Corporation, Elastomerics sold substantially all the assets of its rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications (the "Rubber Products Business"). The Rubber Products Business had accounted for sales of $22.6 million, $20.7 million and $16.8 million in Fiscal 1994, 1995 and 1996 (eleven months), respectively. Under the terms of the agreement, Elastomer agreed to assume substantially all the liabilities and obligations associated with the Rubber Products Business. The Company and its subsidiaries have agreed not to compete directly or indirectly with the business that was sold for a period of two years. The consideration for the Rubber Products Business consisted of approximately $5.1 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on the closing date, and resulted in a loss of approximately $7.7 million. This loss on sale was charged to operations in Fiscal 1996. The net proceeds from the sale, after fees and expenses, was approximately $4.8 million and was used to reduce the Company's outstanding indebtedness.

         On August 28, 1996, the Company implemented a plan to close its Dunean plant in Greenville, South Carolina, as a result of management's determination that a permanent decline in the Company's spun apparel business had occurred. This plant had been operating on a reduced schedule due to poor market conditions and financial projections indicated it would continue to do so. As a result of the plant closing, the accompanying Consolidated Statement of Operations includes a "charge for plant closing" of approximately $14.2 for Fiscal 1996 related principally to the estimated loss on the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", employee severance costs and estimated costs for equipment relocation. As of November 2, 1996, this plant closing was substantially complete. Of the approximately $4.8 million in exit costs recognized in association with the plant closing, approximately $2.3 million related to equipment relocation and employee severance was not paid at November 2, 1996.

         Also, in connection with the Company's review of present and expected conditions in the markets it serves, management determined that its plant in Kingsport, Tennessee, which manufactures cotton fabrics, is impaired under the criteria of SFAS No. 121 because expected future cash flows from the operation of the plant are less than the carrying value of the plant assets. The accompanying Consolidated Statement of Operations for Fiscal 1996 includes a "writedown of certain long-lived assets" of $8.1 million for the excess of the carrying value of the plant over its estimated fair value. Estimated fair value was determined based on an independent appraisal of the plant's property, plant and equipment.

5.       BALANCE SHEET COMPONENTS

         The components of certain balance sheets accounts are (in thousands):

                                                                                   October 28,      November 2,
                                                                                      1995              1996
                                                                                   -----------      -----------
         Inventories:
           Raw materials and supplies                                              $    13,909      $    13,155
           Work-in-process                                                              18,334           16,912
           Finished goods                                                               16,486           18,307
                                                                                   -----------      -----------
                                                                                   $    48,729      $    48,374
                                                                                   ===========      ===========

         Property, plant and equipment, net:
           Land and improvements                                                   $     7,349      $     5,921
           Buildings and improvements                                                   53,649           42,775
           Machinery and equipment                                                     205,345          183,320
           Furniture, fixtures and other                                                 7,725            8,116
                                                                                   -----------      -----------
                                                                                       274,068          240,132
           Less accumulated depreciation                                              (118,866)        (117,642)
                                                                                   -----------      -----------
                                                                                       155,202          122,490
           Construction in progress                                                      6,234            1,514
                                                                                   -----------      -----------
                                                                                   $   161,436      $   124,004
                                                                                   ===========      ===========

         Other noncurrent assets:
           Unamortized debt issuance costs                                         $     1,092      $       351
           Prepaid pension costs                                                         5,973            1,055
           Investments (Notes 3 and 9)                                                  42,885           52,986
           Other                                                                           203               58
                                                                                           ---               --
                                                                                   $    50,153      $    54,450
                                                                                   ===========      ===========

         Other accrued expenses:
           Roofing product liability costs                                         $     4,000      $     3,000
           Taxes payable other than income taxes                                         1,433            1,250
           Income taxes                                                                  2,753            2,150
           Other                                                                         4,513            7,587
                                                                                   -----------      -----------
                                                                                   $    12,699      $    13,987
                                                                                   ===========      ===========

         Other long-term liabilities:
           Roofing product liability costs and deferred warranty income            $    15,700      $    14,361
           Accrued postretirement benefit plan liability                                 5,249            4,808
           Other                                                                         2,293              344
                                                                                   -----------      -----------
                                                                                   $    23,242      $    19,513
                                                                                   ===========      ===========

6.       LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                                           October 28,   November 2,
                                                                              1995          1996
                                                                           ----------    -----------
Senior credit facility, revolving line of credit                            $  91,726    $  85,639
Senior subordinated discount notes (including interest due
  at maturity of $4,370 and $6,002, respectively)                             113,617      115,249
Senior subordinated notes (including interest due at maturity
  of $4,347 and $5,609, respectively)                                          81,120       82,382
Subordinated debentures                                                        54,071       54,071
Equipment financing                                                             9,780        7,016
                                                                            ---------    ---------
  Total                                                                       350,314      344,357
Less reorganization discount:
  Senior subordinated discount notes                                           (5,171)      (3,308)
  Senior subordinated notes                                                    (4,435)      (2,694)
  Subordinated debentures                                                     (10,270)      (8,039)
                                                                            ---------    ---------
  Total long-term debt                                                        330,438      330,316
Less current portion                                                           (2,770)    (326,090)
                                                                            ---------    ---------
  Long-term portion                                                         $ 327,668    $   4,226
                                                                            =========    =========


         Senior Credit Facility - On September 6, 1996, the senior credit facility was amended to, among other things, extend its expiration date and reduce the interest rate by 0.25%. Under the terms of the amended credit agreement, the senior credit facility expires on March 1, 1997 (unless otherwise extended) if the Company has not commenced a case under chapter 11 of the Bankruptcy Code. If such a case is commenced on or prior to March 1, 1997 (or any extended date), the senior credit facility will be extended automatically until the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 of the Bankruptcy Code. The Company has classified the $85.6 million outstanding under its senior credit facility revolving line of credit as a current liability in the accompanying Consolidated Balance Sheet. In addition, the loan covenants were amended to be based upon the activities of the consolidated operating subsidiaries (JPS Converter and Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e. excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The amended credit agreement does not permit additional borrowings by the operating subsidiaries for, among other things, loans or dividends to the Company for the payment of interest on its notes and debentures. As a result of this restriction, the Company did not make interest payments of approximately $1.9 million on its subordinated debentures due November 15, 1996, and did not make interest payments of approximately $5.4 million and $3.6 million on its senior subordinated discount notes and senior subordinated notes, respectively, due December 1, 1996. The terms of the indentures governing the Company's subordinated debt provide that such a failure to pay interest when due results in an event of default on such indebtedness and as a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. Accordingly, all of the Company's notes and debentures have been classified as current liabilities as of November 2, 1996. As discussed in Note 14, the Company has engaged financial advisors regarding extension, replacement or refinancing of its debt securities.

         The senior credit facility provides for a $118 million revolving line of credit. The Company pays a fee of 1/2 of 1% per annum of the average unused line of credit. All senior borrowings bear interest at a Base Rate (as defined) plus 1.0% per annum (9.25% at November 2, 1996) or at the Eurodollar Rate (as defined) plus 2.50% per annum (approximately 7.88% at November 2, 1996). Borrowings under the revolving line of credit (other than for loans used to purchase property, plant and equipment or to finance or refinance such purchases ("Capex Loans")) are limited to specified percentages of eligible accounts receivable and inventories, as defined, and such borrowings plus letters of credit outstanding and Capex Loans may not exceed the lesser of $118 million and the borrowing base plus an additional amount of $25,000,000. As of November 2, 1996, unused letters of credit issued and outstanding totaled $2,385,000. The outstanding unused letters of credit reduce the funds available under the revolving line of credit. At November 2, 1996, the Company had $18,656,000 available for borrowing under the revolving credit agreement.

         The senior credit facility also permits, subject to certain conditions, the sale of fixed assets to the extent the net cash proceeds of all such sales made from March 1994 forward do not cumulatively exceed $35 million (excluding the proceeds from the sale or transfer of the Automotive Assets and the Carpet Business). As of November 2, 1996, such limit has not been exceeded.

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

         Senior Subordinated Discount Notes - The Company issued the discount notes in the 1991 reorganization. The discount notes began accruing interest on June 1, 1992 at 10.85% with 9.85% paid semi-annually and 1% payable at maturity. Interest payable at maturity compounds semi-annually at the annual rate of 10.85%. In connection with the 1991 reorganization, the carrying value of the discount notes was reduced to its estimated net present value using an effective interest rate of 13%. Under the terms of the indenture, mandatory redemption payments equal to $37,777,000, plus accrued interest, are due on each of June 1, 1997 and June 1, 1998 prior to maturity on June 1, 1999 with optional early redemption available. However, due to the event of default discussed above, all of the discount notes are classified as current liabilities as of November 2, 1996.

         Senior Subordinated Notes - The senior subordinated notes bear interest at 10.25% with 9.25% paid semi-annually and 1% payable at maturity and were issued in the 1991 reorganization. Interest payable at maturity compounds semi-annually at the annual rate of 10.25%. In connection with the 1991 reorganization, the notes were adjusted to their estimated net present value by recording a discount resulting in an effective interest rate of 13%. Under the terms of the indenture, mandatory redemption payments equal to $31,250,000, plus accrued interest, are due on each of June 1, 1997 and June 1, 1998 with optional early redemption available. However, due to the event of default discussed above, all of the senior subordinated notes are classified as current liabilities as of November 2, 1996.

         Subordinated Debentures - The subordinated debentures bear interest at 7%, payable semi-annually, with a mandatory redemption payment of principal of $37,500,000 due May 15, 1999, prior to maturity on May 15, 2000, with optional early redemption available. In connection with the 1991 reorganization, the debentures were adjusted to an estimated net present value by recording a discount of $24,390,000 resulting in an effective interest rate of 13.5%. Due to the event of default discussed above, the subordinated debentures are classified as current liabilities as of November 2, 1996.

         Equipment Financing - The Company has financed a portion of its equipment purchases with loans from a finance company and certain equipment vendors at fixed interest rates ranging from 7.6% to 9.7%. Monthly principal payments are due in various amounts as determined by the terms of the loans which have final maturity dates ranging from October 1997 through December 2001.

         Restrictive Covenants - Provisions of the senior credit agreement and the Company's other debt indentures place significant restrictions on certain corporate acts such as mergers, consolidations, acquisitions, repurchases of stock, the making of certain other restricted payments, transactions with affiliates and the sale of assets and prohibit the payment of cash dividends. The Company must maintain minimum levels of "net worth", defined to be total assets (excluding investments designated by management to satisfy possible contingent tax liabilities) minus total liabilities plus the subordinated notes and debentures and other adjustments, which vary quarterly from $100 million at November 2, 1996 to $105 million in the fourth quarter of 1997. In addition, the senior credit agreement contains requirements to meet certain financial ratios which vary quarterly or annually and place limitations on the Company's ability to incur additional debt or grant a security interest in its assets. Other customary covenants, conditions and default provisions are also present in the agreement and indentures. The Company was in compliance with the restrictions and financial covenants of its senior credit agreement and its long-term debt indentures at November 2, 1996. However, as discussed above, subsequent to November 2, 1996, the Company did not make the scheduled interest payments on its debt securities which constituted a default under the indentures.

         Fair Value - The fair value of the Company's long-term debt based on estimated quoted prices, compared to the carrying values (at discounted amounts), is as follows (in thousands):


                                                                  October 28, 1995           November 2, 1996
                                                                ---------------------       -------------------
                                                                Carrying        Fair         Carrying      Fair
                                                                  Value        Value          Value       Value
                                                                --------       -----        ---------     -----
           10.85% Senior Subordinated Discount Notes              $108,446   $  96,138      $ 111,941   $ 63,364
           10.25% Senior Subordinated Notes                         76,685      66,025         79,688     44,544
           7% Subordinated Debentures                               43,081      32,443         46,032     10,820

         Because of the lack of significant trading activity of the Company's notes and debentures, estimated quoted prices vary.

         Other - Substantially all of the Company's assets are pledged as collateral for the senior credit facility and the equipment financing.

         Interest expense includes $11,161,000 in Fiscal 1994, $8,818,000 in Fiscal 1995 and $10,088,000 in Fiscal 1996 representing amortization of debt issuance expenses and accretion of interest on the discounted notes and accrued product liability costs (see Note 9).

         In 1994, the Company recorded a $7,410,000 loss on early extinguishment of debt in connection with the retirement of certain debt with a portion of the proceeds of the Automotive Assets sale as discussed above. The loss represents deferred financing fees and reorganization discounts associated with the retired debt along with expenses of the transactions.

         Maturities - Aggregate principal maturities of all long-term debt are as follows (in thousands):

                                 Fiscal Year Ending
                                 ------------------
                                 1997                             $   340,132
                                 1998                                   1,580
                                 1999                                     689
                                 2000                                     638
                                 2001                                     638
                                 Thereafter                               680
                                                                  -----------
                                                                  $   344,357
                                                                  ===========

7.       SENIOR REDEEMABLE PREFERRED STOCK AND EQUITY SECURITIES

         Certain information on senior redeemable preferred stock and equity securities at October 28, 1995 and November 2, 1996 is as follows:

                                                                                     Shares Issued and Outstanding
                                                                                     -----------------------------
                                                          Par Value                    October 28,    November 2,
                                                          Per Share   Authorized          1995             1996
                                                          ---------   ----------        ---------      ---------
         Series A Senior Redeemable Preferred Stock          $.01      700,000(1)        507,031         538,176
         Series B Junior Preferred Stock                      .01      700,000(1)         10,000          10,000
         Class A Common Stock                                 .01      700,000           490,000         490,000
         Class B Common Stock                                 .01      700,000           510,000         510,000

         (1) The aggregate number of authorized shares of preferred stock is 700,000, including both the senior redeemable preferred stock and the junior preferred stock.

         The senior redeemable preferred stock must be redeemed on May 15, 2003. Its holders vote with the junior preferred stockholders as a single class to elect two directors, otherwise, except in the event of default, the senior redeemable preferred stock is non-voting. The senior redeemable preferred stock is redeemable at the option of the Company prior to maturity at 103% of the liquidation preference of $100 per share. Dividends are cumulative and are calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. In connection with the 1991 reorganization, the senior redeemable preferred stock was discounted to its estimated net present value with the net discount of $23,351,000 reflected as an adjustment of additional paid-in capital. The difference between the net carrying value of the senior redeemable preferred stock and its mandatory redemption value is being amortized using the interest method of amortization over the life of the shares by charges to additional paid-in capital or, if available, by charges to retained earnings. The effective dividend rate on the senior redeemable preferred stock is 15.0%. The unamortized discount was approximately $23,153,000 at October 28, 1995 and $21,844,000 at
         November 2, 1996. Because of the lack of recent trading activity and disparities in potential valuation methodologies, determination of the fair value of the Company's senior redeemable preferred stock is impractical.

         The junior preferred stock has a liquidation preference of $25 per share. Its holders vote with the senior redeemable preferred stockholders as a single class to elect two directors, otherwise, except in the event of default, the junior preferred stock is non-voting. The liquidation preference increases $15 per share for each year that the Company attains certain specified earnings levels for each of the first five fiscal years ended after April 2, 1991. No increase in the liquidation preference occurred because actual earnings were less than the specified earnings levels in each of the years. Dividends are non-cumulative and are payable at the same rate as is paid on the common stock, if any. As of November 2, 1996, no dividends had been paid. The Company's senior credit agreement prohibits the payment of cash dividends.

         The Class A and Class B common stocks have substantially the same voting rights except in the election of directors. The Class A common stockholders, voting separately as a class, have the right to elect three out of the seven Company directors.

8.       INCOME TAXES

         The Fiscal 1994, 1995 and 1996 provision (benefit) for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

                                                                           Fiscal         Fiscal          Fiscal
                                                                           1994           1995            1996
                                                                           ----           ----            ----
                  Current state                                           $  1,573       $  1,200        $   200
                  Deferred state provision (benefit)                         1,227        -                 (500)
                                                                          --------       --------        -------
                  Provision (benefit) for income taxes                    $  2,800       $  1,200        $  (300)
                                                                          ========       ========        =======

         There is no provision for Federal income taxes.

         A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for the fiscal years ended 1994, 1995 and 1996 is as follows (in thousands):

                                                                           Fiscal         Fiscal           Fiscal
                                                                           1994           1995             1996
                                                                           ----           ----             ----
           Income tax benefit at Federal statutory rate                $  (11,757)     $  (5,762)    $  (23,183)
           Increase (decrease) in income taxes arising
              from effect of:
                State and local income taxes                                2,800          1,200           (300)
                Amortization of goodwill                                      316            316            344
                Other                                                         250            212            109
                Losses not resulting in tax benefits                       11,191          5,234         22,730
                                                                       ----------      ---------     ----------
           Provision (benefit) for income taxes                        $    2,800      $   1,200     $     (300)
                                                                       ==========      =========     ==========

         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                           October 28,     November 2,
                                                                               1995          1996
                                                                           ----------     ----------
Gross deferred assets:
  Estimated allowance for doubtful accounts                                $      476     $      412
  Excess of tax over financial statement basis of inventory                       634            647
  Accruals deductible for tax purposes when paid                                2,263          2,497
  Deferred compensation deductible for tax purposes when paid                      39            157
  Postretirement benefits deductible for tax purposes when paid                 2,177          2,141
  Miscellaneous                                                                    56             83
  Alternative minimum tax credit carryforward available                         2,300          2,564
  Deferred financial statement income recognized for tax purposes
     when received                                                              5,432          6,489
  Excess of tax over financial statement carrying value of
     investment in discontinued operation                                      11,231         13,474
  Excess of tax basis of intangibles over financial statement basis             8,004          8,817
  Net operating loss carryforward                                              23,519         33,291
  Less valuation allowance                                                    (26,020)       (53,578)
                                                                           ----------     ----------
     Gross deferred assets                                                     30,111         16,994
                                                                           ----------     ----------
Gross deferred liabilities:
  Pension asset recognized for book purposes                                   (2,208)          (411)
  Excess of financial statement over tax basis of property, plant,
     and equipment                                                            (21,550)       (11,898)
  Excess of tax over financial statement basis of debt instruments
     (net of deferred financing fees)                                          (6,353)        (4,685)
  Deferred state taxes resulting from filing separate subsidiary
     returns in some jurisdictions                                             (4,165)        (3,665)
                                                                           ----------         ------
     Gross deferred liabilities                                               (34,276)       (20,659)
                                                                           ----------     ----------
     Net deferred noncurrent tax liability                                 $   (4,165)    $   (3,665)
                                                                           ==========     ==========

         At November 2, 1996, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $90,000,000. The net operating losses expire in years 2005 through 2011. The Company also has federal alternative minimum tax net operating losses of approximately $45,000,000 which expire in 2007 and 2011. During 1995, the Company utilized approximately $6,000,000 of alternative minimum tax net operating loss carryovers to offset income from the extraordinary gain on early extinguishment of debt. As previously noted, alternative minimum taxes can be carried forward indefinitely and used as a credit against regular federal taxes.

         The Company's future ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe this potential limitation on utilization of the net operating loss carryforwards currently applies. However, there is no assurance that the Internal Revenue Service will not take a contrary position or that such limitation will not become applicable for subsequent taxable periods. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities, machinery and computer equipment under noncancellable operating leases. Rent expense was approximately, $2,810,000 in Fiscal 1994, $3,411,000 in Fiscal 1995 and $5,158,000 in
         Fiscal 1996.

         Future minimum payments, by year and in the aggregate, under the noncancellable operating leases with terms of one year or more consist of the following at November 2, 1996 (in thousands):

       1997                      $   4,235
       1998                          3,816
       1999                          3,239
       2000                          2,581
       2001                            907
                                 ---------
                                 $  14,778
                                 =========

         The Company has planned expenditures of approximately $23.5 million for property, plant and equipment additions in Fiscal 1997.

         The Company has established long-term incentive compensation plans for certain of its key executives. One plan provides for payments to participants at retirement or termination based on the increase of the fair value, as defined, of the common stock of the Company over certain established levels, as determined by the Company's Board of Directors. No amounts have been earned under the provisions of this plan, except for a termination and death benefit of $203,000 which was paid in Fiscal 1994. Another plan, effective November 1, 1994, provides for payments to covered participants from amounts accumulated in individual award banks. Awards are determined based on the achievement of specified returns on net assets employed. No awards are expected to be paid out under this plan for operating results through November 2, 1996. The Company's policy is to accrue the cost of the plans as the fair value of the common stock increases over the established levels or as actual earnings occur if the cumulative earnings for the periods included under the plan are expected to reach the specified levels necessary for bonuses to be payable.

         As required by the September 6, 1996 amendment to the senior credit facility, the Company entered into retention bonus agreements with certain of its executives and key employees during Fiscal 1996. The retention bonus agreements provide specific individual awards if the participants continue active employment with the Company for at least six months following the completion of the proposed financial restructuring discussed in Note 14. Under the terms of the agreements, an aggregate of approximately $675,000 will be paid out on the effective date of a restructuring and an aggregate of approximately $1,200,000 will be paid out six months after the effective date of a restructuring. No amounts are considered earned until the effective date of a restructuring. In Fiscal 1996, approximately $363,000 was accrued and included in restructuring fees and expenses in the accompanying Consolidated Statements of Operations.

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that the defective roofing product claims will be substantially settled by 2000. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made. Based on management's estimate of a range of future costs, the Company recorded a $5,000,000 addition to the liability for such defective products, charged to other expense in the accompanying Fiscal 1995 Consolidated Statement of Operations. No additional amounts were accrued in Fiscal 1996. The Company charges the costs of settling these defective material obligations as a reduction of the recorded liability balance and, accordingly, such costs are not charged against the results of operations. Payments on the defective product liability claims were $3,870,000, $4,040,000 and $3,111,000 in fiscal years 1994, 1995 and
         1996, respectively.

         In connection with the sale of the Automotive Assets in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities (principally United States Treasury Securities maturing in
         1997) designated by management to be available to satisfy possible contingent tax liabilities. The investments are classified as "held-to-maturity" and recorded at amortized cost. As of October 28, 1995 and November 2, 1996, the aggregate fair value of the United States Treasury Securities was approximately $43,400,000 and $46,200,000, respectively, with gross unrealized holding gains of approximately $500,000 and $400,000 in Fiscal 1995 and 1996, respectively.

         The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

10.      RETIREMENT PLANS

         Defined Benefit Pension Plan - Substantially all of the Company's employees are covered by a company-sponsored defined benefit pension plan. The plan also provides benefits to individuals employed by the Automotive Businesses which were sold by the Company on June 28, 1994, the Carpet Business sold on November 16, 1995 and the Rubber Products Business sold on September 30, 1996. The benefits of these former employees were "frozen" at the respective dates of sale of the businesses. Accordingly, these former employees will retain benefits earned through the respective disposal dates, however, they will not accrue additional benefits. In addition, the plan provides benefits to individuals employed by the Dunean plant which was closed effective October 28, 1996. Benefits for employees who were terminated as a result of the plant closing were also "frozen" as of October 28, 1996 and no additional benefits will accrue subsequent to that date. The plan provides pension benefits that are based on the employees' compensation during the last ten years of employment. The Company's policy is to fund the annual contribution required by applicable regulations.

         Assets of the pension plan are invested in common and preferred stocks, government and corporate bonds, real estate and various short-term investments.

         A reconciliation as of the most recent measurement date (November 1, 1995) of the funded status of the plan with amounts reported in the Company's Consolidated Balance Sheets follows (in thousands):

                                                                                       October 28,    November 2,
                                                                                          1995           1996
                                                                                       ---------       --------
         Actuarial present value of benefit obligations:
           Vested                                                                      $  89,236       $ 88,983
           Non-vested                                                                        613            377
         Accumulated benefit obligation                                                   89,849         89,360
         Provision for future pay increases                                                6,232          6,755
                                                                                       ---------       --------
           Total projected benefit obligation                                             96,081         96,115
         Plan assets at fair value                                                        91,996         89,410
                                                                                       ---------       --------
         Projected benefit obligation greater than plan assets                            (4,085)        (6,705)
         Unrecognized net loss                                                             4,460          4,212
         Prior service cost not yet recognized in net periodic pension cost                5,598          3,548
                                                                                       ---------       --------
         Pension asset in accompanying Consolidated Balance Sheets                     $   5,973       $  1,055
                                                                                       =========       ========

                                                                          Fiscal         Fiscal         Fiscal
         Components of net periodic pension cost:                          1994           1995           1996
                                                                        ----------     ----------     -------
           Service cost-benefits earned during the period               $    2,925     $   2,483       $  2,378
           Interest cost on projected benefit obligation                     6,987         7,131          7,048
           Return on plan assets                                             3,802       (15,628)        (7,674)
           Net amortization and deferral                                   (10,291)        8,478            451
                                                                        ----------     ---------       --------
           Net periodic pension cost                                         3,423         2,464          2,203
           Cost allocated to discontinued operations                         1,051           444         -
                                                                        ----------     ---------       ---
           Net periodic pension cost for continuing operations          $    2,372     $   2,020       $  2,203
                                                                        ==========     =========       ========

         On February 15, 1996, the Company offered special early retirement benefits to approximately fifty salaried employees who met certain criteria. Approximately $2.2 million of pension benefits were paid in lump-sums by the plan to twenty-eight employees who accepted the offer. In Fiscal 1996 a charge of $1,125,000 representing the actuarial cost to the plan of the early retirement offer as accepted by the employees is included in other expense in the accompanying Consolidated Statement of Operations.

         In Fiscal 1996 the Company recognized losses of approximately $632,000 for pension curtailment and special termination benefits in accordance with SFAS No. 88, "Employees' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", which related primarily to the sale of the Rubber Products Business and the Dunean plant closing and related termination of participation in the plan of these employees.

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation at October 28, 1995 and November 2, 1996 was 7.8%. The expected long-term rate of return on assets was 9% at October 28, 1995 and November 2, 1996. The assumed rate of increase in compensation levels was based on age-related tables at October 28, 1995 and November 2, 1996. Effective November 1, 1993, the Company amended the benefit formula for salaried employees to provide for an additional benefit on compensation in excess of the average social security wage base.

         401(k) Savings Plan - The Company also has a savings, investment and profit-sharing plan available to employees meeting eligibility requirements. Effective January 1, 1994, the Company amended the plan to include coverage of hourly wage employees (previously the plan covered substantially only salaried employees). The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions were approximately $536,000 in Fiscal 1994, $589,000 in Fiscal 1995 and $587,000 in Fiscal 1996.

         Postretirement Benefits - The Company has several unfunded postretirement plans that provide certain health care and life insurance benefits to eligible retirees. The plans are contributory, with retiree contributions adjusted periodically, and contain cost-sharing features such as deductibles and coinsurance. The Company's life insurance plan provides benefits to both active employees and retirees. Active employee contributions in excess of the cost of providing active employee benefits are applied to reduce the cost of retirees' life insurance benefits. The following table sets forth the status of the Company's postretirement plans as recorded in the accompanying Consolidated Balance Sheets (in thousands):

         Accumulated postretirement benefit obligation (APBO):

                                                                                 October 28,         November 2,
                                                                                    1995                1996
                                                                                  --------           ---------
              Retirees                                                            $  2,974           $   1,721
              Fully eligible active plan participants                                1,242               1,075
              Other active plan participants                                           551                 914
              Unrecognized gain                                                        482               1,098
                                                                                  --------           ---------
              Accrued postretirement benefit plan liability                       $  5,249           $   4,808
                                                                                  ========           =========

         Net periodic postretirement benefit expense included the following components (in thousands):

                                                                              Fiscal      Fiscal       Fiscal
                                                                               1994        1995         1996
                                                                              ------      ------       -----
              Service cost for benefits earned                                $    7      $    1       $   5
              Interest cost on APBO                                              352         357         297
                                                                              ------      ------       -----
              Net periodic postretirement cost                                $  359      $  358       $ 302
                                                                              ======      ======       =====

         In Fiscal 1996, the Company recognized a curtailment gain of approximately $347,000 related to the sale of the Rubber Products Business and the Dunean plant closing, and related termination of participation in the plans of these employees.

         Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.8% as of October 28, 1995 and November 2, 1996.

         Postemployment Benefits - Effective October 31, 1993, the Company adopted SFAS No. 112, which requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting instead of when paid, as had been the Company's practice.

         The cumulative effects as of October 31, 1993 of adopting SFAS No. 112 were to increase accrued postemployment benefit costs by approximately $708,000 and charge income for approximately $708,000. Income taxes were not applicable. The effect of adopting SFAS No. 112 on income from operations in 1994 was not significant. The liability for postemployment benefits at October 28, 1995 and November 2, 1996 is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

11.      RELATED PARTIES

         The Company incurred fees of $1,250,000 in Fiscal 1994 and $1,000,000 in each of Fiscal 1995 and 1996 for management services provided by a certain shareholder pursuant to a management services agreement. The balance sheets as of October 28, 1995 and November 2, 1996 include accrued fees of $1,000,000 each in other accrued expenses. The agreement provides for payments of $1,000,000 to the shareholder annually through the year 2001. Payment of the Fiscal 1996 accrued management fee is limited to $450,000 by the Company's senior credit facility, as amended on September 6, 1996, with the balance to be paid upon the earlier of the consummation of a financial restructuring as discussed in Note 14 or completion of the Company's 1997 second fiscal quarter.

12.      BUSINESS SEGMENTS

         The Company competes in three industry segments: Apparel Fabrics and Products, Industrial Fabrics and Products and Home Fashion Textiles. The apparel fabrics and products segment manufactures a broad range of apparel fabrics and apparel related products, including unfinished woven apparel fabrics (greige goods) for men's, women's and children's wear, and spun yarns for use in apparel. The industrial fabrics and products segment manufactures commercial roofing products made from woven synthetic fabrics and rubber-based specialty polymer compounds, other building construction products made from glass and synthetic fibers, various industrial products which generally have insulation or filtration characteristics, and other rubber products and various extruded polyurethane products. The home fashion textiles segment manufactures a variety of unfinished woven fabrics and yarns for use in the manufacturing of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics.

         Export sales are approximately 4% of net sales and the Company has no significant foreign operations. Earnings by business segment represent operating profit, excluding net unallocated corporate operating expenses. Identifiable segment assets are those assets used in the operations of the segment. Corporate assets are cash and other assets.

         Industry segment information (in thousands):

                                                                          Fiscal         Fiscal           Fiscal
                                                                           1994           1995             1996
                                                                        ----------     ----------      ---------
         Net sales:
           Apparel fabrics and products                                 $  254,810     $  247,846      $ 221,799
           Industrial fabrics and products                                 169,736        191,985        193,001
           Home fashion textiles                                            37,325         32,734         34,024
                                                                        ----------     ----------      ---------
                                                                        $  461,871     $  472,565      $ 448,824
                                                                        ==========     ==========      =========
         Operating profit (loss):
           Apparel fabrics and products                                 $   18,487     $   16,667      $ (22,422)
           Industrial fabrics and products                                   7,618          7,590          5,947
           Home fashion textiles                                             2,564          1,749            647
           Indirect corporate expenses, net                                 (7,438)        (5,345)        (6,257)
                                                                        ----------     ----------      ---------

           Operating profit (loss)                                          21,231         20,661        (22,085)

         Valuation allowance on Gulistan Securities                         -              -              (4,242)
         Interest income                                                       749          2,821          2,856
         Interest expense                                                  (55,570)       (39,946)       (40,510)
         Restructuring fees and expenses                                    -              -              (2,255)
                                                                        ----------     ----------      ---------

         Loss before income taxes, discontinued operations,
           extraordinary items and cumulative effects on
           accounting changes                                           $  (33,590)    $  (16,464)     $ (66,236)
                                                                        ==========     ==========      =========

         Depreciation and amortization expense:
           Apparel fabrics and products                                 $   13,329     $   12,722      $  12,946
           Industrial fabrics and products                                   6,103          5,690          6,282
           Home fashion textiles                                             2,359          2,394          2,517
                                                                        ----------     ----------      ---------
              Total segments                                                21,791         20,806         21,745
           Corporate and other                                               1,415            979            994
                                                                        ----------     ----------      ---------
                                                                        $   23,206     $   21,785      $  22,739
                                                                        ==========     ==========      =========

         Capital expenditures:
           Apparel fabrics and products                                 $    8,120     $    8,852      $   4,389
           Industrial fabrics and products                                   6,171          9,312          4,545
           Home fashion textiles                                             4,122            643            899
                                                                        ----------     ----------      ---------
              Total segments                                                18,413         18,807          9,833
           Corporate and other                                                  10              4              1
                                                                        ----------     ----------      ---------
                                                                        $   18,423     $   18,811      $   9,834
                                                                        ==========     ==========      =========


                                                                       Continued

         Industry segment information (in thousands):

                                                                     October 29,     October 28,    November 2,
                                                                        1994            1995           1996
                                                                     ---------      -----------    -----------
         Identifiable assets:
           Apparel fabrics and products                              $ 171,164      $   165,622    $   127,909
           Industrial fabrics and products                             106,124          115,710        101,376
           Home fashion textiles                                        24,752           20,731         21,333
                                                                     ---------      -----------    -----------
              Total segments                                           302,040          302,063        250,618
           Corporate and other                                          81,087           81,827         85,309
                                                                     ---------      -----------    -----------
                                                                       383,127          383,890        335,927
           Net assets held for sale                                     69,684           28,932         -
                                                                     ---------      -----------    -----------
                                                                     $ 452,811      $   412,822    $   335,927
                                                                     =========      ===========    ===========

13.      JOINT VENTURE

         In May 1996, the Company purchased a 50% ownership interest in a Mexican corporation engaged in the manufacture and sale of textile products for the apparel industry in Mexico. The investment is accounted for on the equity method of accounting. As of November 2, 1996, the carrying value of the investment was approximately $146,000. The effect of the joint venture on Fiscal 1996 results of operations was not significant.

         In 1996, the Company had sales to the joint venture of approximately $2.0 million. As of November 2, 1996, the Company's accounts receivable from the joint venture was approximately $1.8 million.

14.      LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring net losses from continuing operations since its inception, has a net shareholder's deficiency of approximately $108,986,000 at November 2, 1996, is in default on its senior subordinated discount notes, senior subordinated notes and subordinated debentures, and, under the circumstances discussed below, the Company's senior revolving credit facility expires on March 1, 1997. The Company's senior revolving credit facility (or a similar credit facility) is essential for the Company's continued operations. On September 6, 1996, the senior credit agreement was amended to, among other things, extend its expiration date and reduce the interest rate by 0.25%. Under the terms of the amended credit agreement, the senior credit facility expires on March 1, 1997 (unless otherwise extended) if the Company has not commenced a case under chapter 11 of the Bankruptcy Code. If such a case is commenced on or prior to March 1, 1997, the senior credit facility will be extended automatically to the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 of the Bankruptcy Code. At this time, the Company has not made a decision to commence a case under the Bankruptcy Code. In addition, the loan covenants were amended to be based upon the activities of the consolidated operating subsidiaries (JPS Converter and Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e., excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The amended credit agreement does not permit additional borrowings by the borrowing subsidiaries for, among other things, loans or dividends to the Company for the payment of interest on its notes and debentures. As a result of the aforementioned restriction on the use of proceeds of revolving loans, the Company did not make scheduled November 15, 1996 interest payments of approximately $1.9 million on its subordinated debentures and did not make scheduled December 1, 1996 interest payments of approximately $5.4 million on its senior subordinated discount notes and approximately $3.6 million on its senior subordinated notes. The failure to make these scheduled interest payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby, among other things. The Company does not have the ability to repay such indebtedness if the same were to be accelerated.

         On May 8, 1996, the Company engaged The Blackstone Group, L.P. to act as its financial advisor in connection with a potential financial restructuring of its debt obligations. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996 to act as financial advisors to the holders of the Company's debt securities in connection with such a financial restructuring. The Company has provided substantial information to these financial advisors on a confidential basis regarding the Company's business, strategies, plans and prospects. In addition, the Company is discussing the terms of a potential financial restructuring with these advisors and the holders of a substantial majority of its outstanding bonds. The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing thereof will depend on a number of factors, including its operating performance, market conditions and the ability of the Company and its bondholders to come to an agreement as to the appropriate terms of any such restructuring. Although no agreement, formal or informal, has been reached between the Company and its bondholders regarding the terms of a potential financial restructuring, management is optimistic that a restructuring will be accomplished. Management is unable to predict the impact of any such restructuring on the accompanying financial statements. If the Company is not successful in this regard, the default on the Company's debt securities and its inability to service such debt as required raise substantial doubt about the Company's ability to continue as a going concern.

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

Name                                Age              Position(s) Held
----                                ---              ----------------
Jerry E. Hunter                     59               Director, Chairman of the Board, President and
                                                     Chief Executive Officer

David H. Taylor                     41               Director, Executive Vice President-Finance and Secretary

Steven M. Friedman                  42               Director

Muzzafar Mirza                      38               Director

Alain M. Oberrotman                 45               Director

Marc C. Particelli                  51               Director

The business experience of each of the directors and executive officers during the past five years is as follows:

Jerry E. Hunter was appointed Chairman of the Board of the Company on July 30, 1996. Mr. Hunter has been a director of the Company since April 6, 1993 and Chief Executive Officer since November 29, 1994. Mr. Hunter has served as President of the Company since September 1988. Prior to that time, from May 1988 to September 1988, he was Executive Vice President - Operations. He also serves as a Vice President of each of the Company's subsidiaries. From April 1986 to May 1988 he was Vice President - Technical Services at J.P. Stevens. From March 1983 to March 1986, he was Senior Vice President at Cannon Mills, Inc., a textile manufacturer. Prior to March 1983, he was employed by Springs Industries, a textile manufacturer, for twenty-one years.

David H. Taylor was appointed as a director of the Company on April 15, 1993. Mr. Taylor has served as Executive Vice President - Finance and Secretary of the Company since June 1991, and prior thereto he was Controller and Assistant Secretary of the Company since May 1988. Prior to that time, he was a Senior Manager at Deloitte Haskins & Sells, a public accounting firm by which he was employed from June 1977 through May 1988. In addition, Mr. Taylor serves as a Vice President and Assistant Secretary of each of the Company's subsidiaries.

Steven M. Friedman has served as a director of the Company since May 1988. He was Chief Executive Officer of the Company from April 1991 to November 1994. Mr. Friedman became a general partner of EOS Partners, L.P. ("EOS") (a private investment firm) on January 1, 1994. Prior thereto, he was a general partner of Odyssey Partners, a private investment partnership with substantial capital invested in marketable securities and closely-held businesses, since July 1988. He is also a director of Forstmann & Company, Inc., a manufacturer of textiles and textile-related products, Eagle Food Centers, Inc., a chain of grocery stores, The Leslie Fay Companies, Inc., a women's wear designer and manufacturer, Rickel Home Centers, Inc., a chain of home center retail stores, and The Caldor Corporation, a chain of discount retail stores.

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for the last three years for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the five other most highly compensated executive officers of the Company during Fiscal 1996.

                           SUMMARY COMPENSATION TABLE

Name and                                                      Annual Compensation            All Other
Principal Position                          Year                 Salary      Bonus        Compensation(2)
------------------                          ----                 ------      -----        ---------------
Jerry E. Hunter                             1996              $  332,025     $ -             $  3,371
   Chairman of the Board, President         1995                 306,075      195,902           3,228
   and Chief Executive Officer              1994                 291,500      292,793           5,219

Carl Rosen                                  1996                 251,875       -                3,131
   President, JPS Converter &               1995                 243,750       83,000           3,046
     Industrial Corp.(1)                    1994                 217,708       60,000           4,354

David H. Taylor                             1996                 204,783       -                2,291
   Executive Vice President -               1995                 196,350      118,139           2,238
     Finance and Secretary                  1994                 187,000      162,631           3,271

Monnie L. Broome                            1996                 162,775       -                2,295
   Vice President-Human Resources           1995                 155,925       91,822           2,250
                                            1994                 148,500      122,590           3,029

Bruce R. Wilby                              1996                 161,474       57,761           6,040
   President, JPS Elastomerics Corp. (1)    1995                 140,359       -                5,591
                                            1994                 139,669       75,000           6,173

Heyward D. Maddox                           1996                 124,813       93,249           2,258
   Vice President - Sales and Marketing,    1995                 119,242       -                1,724
   JPS Converter & Industrial Corp.(1)      1994                 114,321       54,000           1,530


(1) Such executive officers of the Company's subsidiaries perform certain policy-making functions for the Company and are therefore included herein pursuant to Item 402(a)(3) of Regulation S-K and Rule 36-7 under the Exchange Act.

(2) Employer-matching 401(k) plan contribution, employer-provided life insurance premiums and imputed lease value of company-provided automobiles.

The following table sets forth certain information regarding estimated potential awards to named executive officers of the Company pursuant to Retention Bonus Agreements dated July 12, 1996:

                    LONG-TERM INCENTIVE PLANS/AWARDS IN 1996

                                   Performance                       Estimated Future Payouts Under
                                 or other Period                       Non-Stock Price-Based Plans
Name                     Until Maturation or Payout (1)           Threshold      Target     Maximum
----                     --------------------------               ---------      ------     -------
Jerry E. Hunter                        NA                              N/A         N/A      $794,000 (2)
David H. Taylor                        NA                              N/A         N/A      $510,000 (3)
Monnie L. Broome                       NA                              N/A         N/A      $359,000 (2)

(1) The Retention Bonus Agreements have no specified maturation or payout period. Payment of the bonuses are contingent on the successful completion of a restructuring of the terms of the Company's debt securities and the continuing employment of the named executives with the Company. The Retention Bonus Agreements are void if the individuals are terminated for cause (as defined in the agreements) or if they voluntarily discontinue employment with the Company.

(2) Pursuant to the Retention Bonus Agreements dated July 12, 1996 (subject to the contingencies specified in Note (1) above), each named executive will receive a retention bonus, payable in two components, as follows:
         (i) an amount equal to 50% of the sum of annual base salary plus the average of annual bonuses with the Company for the years 1989 through 1995 payable on the effective date of a proposed restructuring and (ii) an amount equal to 100% of the sum of annual base salary plus the average of annual bonuses with the Company for the years 1989 through 1995 payable six months after the effective date of a proposed restructuring.

(3) Pursuant to the Retention Bonus Agreement dated July 12, 1996 (subject to the contingencies specified in Note (1) above), the named executive will receive a retention bonus, payable in two components, as follows:
         (i) an amount equal to 50% of the sum of annual base salary plus the average of annual bonuses with the Company for the years 1989 through 1995 payable on the effective date of a proposed restructuring and (ii) an amount equal to 50% of the sum of annual base salary plus the average of annual bonuses with the Company for the years 1989 through 1995 plus an amount equal to $200,000 payable six months after the effective date of a proposed restructuring.

LONG-TERM INCENTIVE PLAN

The Company and certain of its subsidiaries (the "Subsidiary Participants") have adopted a Long-Term Incentive Plan for certain officers and key employees effective November 1, 1994. The plan provides for annual awards which are accumulated in individual award banks. Awards may be either positive or negative in any given year and are added or subtracted each year from each participant's respective award bank. A percentage of each participant's award bank balance is paid out annually beginning after Fiscal 1996. Awards are based on the achievement of certain financial performance targets by the Company and the Subsidiary Participants. Such financial performance targets are established on a rolling three-year basis and are subject to change at the discretion of the Boards of Directors of the Company and the Subsidiary Participants.

The following employees named in the Summary Compensation Table are currently employee participants in the Long-Term Incentive Plan: Jerry E. Hunter, Carl Rosen, David H. Taylor and Monnie L. Broome. As of January 31, 1997, there have been no awards granted under this plan.

AGREEMENTS WITH EXECUTIVE OFFICERS

On December 23, 1991, the Company entered into an employment agreement with Bruce R. Wilby. This agreement, as amended, provides severance benefits in the event Mr. Wilby is terminated prior to December 23, 1999 for reasons other than for cause (as defined in the agreement). If such termination occurs, Mr. Wilby is entitled to receive an amount equal to his annual base salary including normal fringe benefits payable in the normal course as if employment had not been terminated. As of January 31, 1997, there have been no payments under this agreement.

On May 1, 1993, the Company entered into an employment agreement with Carl Rosen. This agreement, as amended, provides that Mr. Rosen will serve as President of JPS Converter & Industrial Corp. until April 30, 1998. Base salary under the agreement is currently $265,000 and may be increased but not reduced over the term of the agreement. Mr. Rosen is eligible for an annual bonus with a target level equal to 50% of base salary. If the Company terminates Mr. Rosen's employment for reasons other than for cause (as defined in the agreement), he is entitled to severance benefits equal to his annual base salary including fringe benefits plus a pro rata bonus amount up to the date of termination. In the event the Company reduces Mr. Rosen's base salary or bonus or materially changes the requirements of his position, Mr. Rosen may voluntarily terminate his employment with the Company with such termination being treated, for purposes of severance benefits, as a termination by the Company.

On October 30, 1995, the Company entered into substantially similar severance agreements with Jerry E. Hunter, David H. Taylor and Monnie L. Broome. These agreements provide certain payments if there is a termination of employment for reasons other than for cause (as defined in the agreements) or as a result of a change in control or ownership of the Company or in the event of the executive's death. These payments include an amount equal to the annual base salary including normal fringe benefits payable for a one-year period and a lump sum bonus payment equal to the average of all annual bonuses from 1989 through the date of termination or death. As of January 31, 1997, there have been no payments under these agreements.

As required by the September 6, 1996 amendment to the senior credit facility, the Company entered into retention bonus agreements with certain of its key executives and key employees during Fiscal 1996. The retention bonus agreements provide specific individual awards if the participants continue active employment with the Company for at least six months following the completion of the proposed financial restructuring discussed in Note 14 to the Consolidated Financial Statements. Under the terms of the agreements, an aggregate of approximately $675,000 will be paid out on the effective date of a restructuring and an aggregate of approximately $1,200,000 will be paid out six months after the effective date of a restructuring. No amounts are considered earned until the effective date of a restructuring. As of January 31, 1997, there have been no payments under these agreements.

The accompanying Long Term Incentive Plan Table discloses the estimated future payout to executive officers who participate in the Retention Bonus Plan.

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

                               PENSION PLAN TABLE*

                                                               Years of Service
                                      ---------------------------------------------------------------------
Remuneration                          15 Years         20 Years       25 Years      30 Years       35 Years
------------                          --------         --------       --------      --------       --------
     $125,000                         $20,018          $26,691        $33,364       $40,036        $46,709

      150,000 and above                24,518           32,691         40,864        49,036         57,209

* Assumes individual retires at age 65 in 1996 with the indicated years of service and compensation. The social security integration level of such individuals would be $27,576. The social security integration level is adjusted annually.

Credited years of service for benefit accrual under the Pension Plan as of November 2, 1996 for the following executive officers are:

                  Jerry E. Hunter...............................             10 years
                  Carl Rosen....................................              5 years
                  David H. Taylor...............................              8 years
                  Monnie L. Broome..............................              8 years
                  Bruce R. Wilby................................             21 years
                  Heyward D. Maddox.............................             28 years

Annual retirement benefits for salaried employees are generally computed as the sum of 0.6% of a participant's average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 plan years of service) multiplied by the years of benefit service plus 0.6% of a participant's compensation which exceeds the Participant's Social Security Integration Level (equal to $27,576 in 1996) multiplied by the participant's years of benefit service. The Pension Plan provides that each participant's benefits fully vest after five years of service or the attainment of age 65.

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

Compensation covered by the Pension Plan consists of all payments made to a participant for personal services rendered as an employee of the Company which are subject to federal income tax withholding, excluding imputed income attributable to certain fringe benefit programs. In accordance with the Revenue Reconciliation Act of 1993 with respect to salaried employees, plan compensation covers up to a maximum of $150,000 as adjusted per individual for the plan year beginning November 1, 1994. Plan compensation was subject to substantially higher limits in previous years ($235,840 for 1994). The amounts shown are also subject to possible maximum limitations under Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"), and are subject to possible reduction for amounts payable under other JPS qualified plans.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive no compensation for their services.

MANAGEMENT AGREEMENT

Pursuant to a management agreement (the "Management Agreement"), dated as of April 2, 1991, between the Company and Odyssey Investors, Inc., a Delaware corporation and an affiliate of Odyssey Partners ("Odyssey Investors"), the Company agreed to pay Odyssey Investors a $1.0 million fee for Fiscal 1995 and for each fiscal year thereafter through April 2, 2001, in exchange for certain management services provided by Odyssey Investors. Such services include continual financial advisory and business management services in order to maximize the efficiency of operations and enhance profitability. Payment of the Fiscal 1996 accrued management fee is limited to $450,000 by provisions of the Company's Restated Credit Agreement, as amended on September 6, 1996, with the balance to be paid upon the earlier of the consummation of a financial restructuring as discussed in Note 14 to the Consolidated Financial Statements or completion of the Company's 1997 second fiscal quarter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee or other board committee performing equivalent functions thereto. However, Odyssey Investors, as part of its duties under the Management Agreement, from time to time during the past fiscal year has participated in certain discussions with Jerry E. Hunter, the Chairman, Chief Executive Officer and a Director of the Company, David H. Taylor, Executive Vice President-Finance and Director of the Company and Monnie
L. Broome, Vice President-Human Resources of the Company in determining certain business and financial objectives and other criteria to enable the Company to set compensation awards and Long Term Incentive Plan targets for the Company's executive officers.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

The following table sets forth information as of December 19, 1996 with respect to the beneficial ownership of shares of (i) Senior Preferred Stock; (ii) Junior Preferred Stock; (iii) Class A Common Stock; and (iv) Class B Common Stock by
(a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares, (b) each director of the Company, and
(c) all directors and executive officers of the Company as a group.

                              Senior Preferred Stock  Junior Preferred Stock   Class A Common Stock     Class B Common Stock
                              ----------------------  ----------------------   --------------------     --------------------
                                Number      Percent     Number      Percent     Number      Percent      Number      Percent
Name of 5%                        of           of         of          of          of          of           of          of
Beneficial Owner                Shares       Class      Shares       Class      Shares     Class (1)     Shares     Class (1)
----------------                ------       -----      ------       -----      ------     ---------     ------     ---------
Bear Stearns Securities Corp.   169,966      31.58%
(4)
% ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Presidential Life                53,813      10.00%
Insurance Company
c/o The Bank of New York
Post Office Box 16203
New York, NY 10249

Romulus Holdings Inc.            42,591       7.91%
20 Rockridge Circle
New Rochelle, NY 10804

Citibank, N.A. (4)               28,436       5.28%
P. O. Box 1530, Grand Central
111 Wall Street
20th FL., Zone 9
New York, NY 10043

Lehman Brothers (6)(7)           27,333       5.08%                              73,847       7.38%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

BT Securities Corp (4)           26,904       5.00%
130 Liberty Street
New York, NY 10015

Dabney Resnick Imperial LLC                                                      52,504       5.25%
Trading Account (4)
150 S. Rodeo Dr., #100
Beverly Hills, CA 90212

Odyssey Partners, L.P. (2)                               5,000       50.00%                              340,000      34.00%
31 West 52nd Street
New York, NY 10019

DLJ Capital Corp. (3)                                                                                    170,000      17.00%
140 Broadway
New York, NY 10005-1285

Messrs. Grant M. Wilson,                                 5,000       50.00%
William J. DeBrule
and Yehochai Schneider
111 Pond Street
Cohasset, MA 02025

                              Senior Preferred Stock  Junior Preferred Stock   Class A Common Stock     Class B Common Stock
                              ----------------------  ----------------------   --------------------     --------------------
                                Number      Percent     Number      Percent     Number      Percent      Number      Percent
Name of 5%                        of           of         of          of          of          of            of         of
Beneficial Owner                Shares       Class      Shares       Class      Shares     Class (1)     Shares     Class (1)
----------------                ------       -----      ------       -----      ------     ---------     ------     ---------
Lutheran Brotherhood Research                                                      70,180       7.02%
Corp.
625 Fourth Avenue South
Minneapolis, MN 55415

Everest Capital Fund, L.P.                                                         51,223       5.12%
c/o Morgan Stanley & Co., Inc.
One Pierpont Plaza
Brooklyn, NY 11201

Directors and executive officers                                                                           510,000       51.0%
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

(4) It is not known if these shares are held beneficially or as nominee for one or more beneficial owners.

(5)      None of Jerry E. Hunter, Carl Rosen, David H. Taylor, Monnie L. Broome,
         Bruce R. Wilby or Heyward D. Maddox, the executive officers listed above in Item 11, " -- Executive Compensation -- Summary Compensation Table," beneficially own, or may be deemed to own, any shares of capital stock of the Company, and therefore are not listed in this table.

(6)      Disclaims beneficial ownership.

(7)      Per Lehman Brothers preferred stock was sold subsequent to December 19.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  None.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
                  8-K.

(a)      (1)      The following financial statements are included in Item 8:

         (i)      Independent Auditors' Report.
         (ii)     Consolidated Balance Sheets as of November 2, 1996 and
                  October 28, 1995.
         (iii) Consolidated Statements of Operations for the fiscal years ended November 2, 1996, October 28, 1995 and October 29, 1994.
         (iv) Consolidated Statements of Senior Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the fiscal years ended November 2, 1996, October 28, 1995 and October 29, 1994.
         (v) Consolidated Statements of Cash Flows for the fiscal years ended November 2, 1996, October 28, 1995 and October 29, 1994.
         (vi)     Notes to Consolidated Financial Statements.

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

(b) Report on Form 8-K dated December 15, 1996, containing disclosure of the Company's default on the indentures governing its subordinated debentures, senior subordinated discount notes and senior subordinated notes due to the Company's failure to make scheduled interest payments on November 15, 1996 and December 1, 1996.

(c)               Reference is made to Item 14(a)(3) above.

(d)               Reference is made to Item 14(a)(2) above.

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this report, which are incorporated herein:

Exhibit
Number                               Description
------                               -----------
2.1(i)   Plan of Reorganization of JPS Textile Group, Inc., a Delaware
         corporation (the "Company"), filed pursuant to Chapter 11 of the United
         States Bankruptcy Code, dated February 7, 1991 (the "Plan).(A)

2.1(ii)  Revised Technical and Conforming Amendment to the Company's Plan, dated
         March 20, 1991.(A)

3.1 Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on April 1, 1991.(A)

3.2      By-laws of the Company.(A)

3.3      Certificate of Designations of the Company's Series A Senior Preferred
         Stock (the "Senior Preferred Stock").(A)

3.4      Certificate of Designations of the Company's Series B Junior Preferred
         Stock.(A)

4.1 Indenture, dated as of April 2, 1991 (the "Discount Note Indenture"), between the Company and First Trust National Association ("First
         Trust"), as Trustee, relating to the Company's Senior Subordinated
         Discount Notes due June 1, 1999 (the "Discount Notes").(A)

4.2 Form of Discount Note, incorporated by reference to Exhibit A to the Discount Note Indenture.(A)

4.3      Indenture, dated as of April 2, 1991 (the "Subordinated Note
         Indenture"), between the Company and First Trust, as Trustee, relating to the Company's 10.25% Senior Subordinated Notes due June 1, 1999 (the
         "Subordinated Notes"). (A)

4.4 Form of Subordinated Note, incorporated by reference to Exhibit A to the Subordinated Note Indenture.(A)

4.5 Indenture, dated as of April 2, 1991 (the "Debenture Indenture"), between the Company and First Bank National Association, as Trustee, relating to the Company's 7% Subordinated Debentures due May 15, 2000
         (the "Debentures").(A)

4.6 Form of Debenture, incorporated by reference to Exhibit A to the Debenture Indenture.(A)

4.7      Stockholders' Agreement, dated as of April 2, 1991, among Odyssey Partners,
         L.P. ("Odyssey Partners"), DLJ Capital Corp. ("DLJ Capital") and Lincoln
         National Bank and Trust Company of Fort Wayne ("Lincoln National").(A)

Exhibit
Number                                 Description
------                                 -----------

4.8      Letter Agreement, dated April 2, 1991 regarding certain rights of
         "co-sale" granted by Odyssey partners, DLJ Capital and Lincoln National to the holders of the Company's Class A Common Stock.(A)

4.9      Letter Agreement, dated April 2, 1991, among Odyssey Partners, Grant M.
         Wilson, William J. DeBrule and Yehochai Schneider.(A)

9.1 Voting Trust Agreement, dated as of April 2, 1991, between DLJ Capital and Lincoln National.(A)

10.1 Management Agreement, dated as of April 2, 1991, between the Company and Odyssey Investors, Inc.(A)

10.2 Registration Rights Agreement, dated as of April 2, 1991, by and among the Company and the holders of the Company's Senior Notes, Discount
         Notes, Subordinated Notes, Senior Preferred Stock and Class A Common
         Stock (collectively, the "Securities").(A)

10.3     Loan and Security Agreement, dated as of October 30, 1991, (the "CIT
         Loan Agreement"), between JPS Converter and Industrial Corp., a
         Delaware corporation ("JCIC") and The CIT Group/Equipment Financing,
         Inc. ("CIT").(A)

10.4 First Amendment to the CIT Loan Agreement, dated as of June 26, 1992, by and between JCIC and CIT.(A)

10.5     Second Amendment to the CIT Loan Agreement, dated as of December 22,
         1992, by and between JCIC and CIT.(A)

10.6     Agreement of Lease, dated as of June 1, 1988, by and between 1185
         Avenue of the Americas Associates ("1185 Associates") and JCIC.(A)

10.7 Lease Modification and Extension Agreement, dated as of April 2, 1991, by and between 1185 Associates and JCIC.(A)

10.8 Third Amendment to the CIT Loan Agreement, dated as of August 6, 1993, by and between JCIC and CIT.(B)

10.9     Trademark License Agreement, dated as of May 9, 1988, by and between
         J.P. Stevens and JPS Acquisition Corp. (predecessor to the Company.)(B)

10.10 Omnibus Real Estate Closing Agreement, dated as of May 9, 1988, by and among J.P. Stevens, JPS Acquisition Corp., JPS Acquisition Automotive
         Products Corp., JPS Acquisition Carpet Corp., JPS Acquisition
         Industrial Fabrics Corp., JPS Acquisition Converter and Yarn Corp. and
         JPS Acquisition Elastomerics Corp.(B)

Exhibit
Number                             Description
------                             -----------
10.11    Purchase Agreement, dated as of April 24, 1988, by and among JPS
         Holding Corp., the Company, Odyssey Partners, West Point-Pepperell,
         Inc., STN Holdings Inc., Magnolia Partners, L.P. and J.P. Stevens.(B)

10.12 Asset Purchase Agreement, dated as of May 25, 1994, by and among the Company, JAPC, JCIC, JPS Auto Inc., a Delaware corporation, and Foamex
         International Inc., a Delaware corporation.(C)

10.13    Fourth Amended and Restated Credit Agreement (the "Existing Credit
         Agreement"), dated as of June 24, 1994, by and among the Company, JCIC, JPS Elastomerics Corp., a Delaware corporation ("JEC"), JPS Carpet
         Corp., a Delaware corporation ("JCC"), the financial institutions listed on the signature pages thereof, Citibank, N.A. ("Citibank") as Agent and Administrative Agent, and General Electric Capital
         Corporation ("GECC") as Co-Agent and Collateral Agent.(D)

10.14    First Amendment to the Existing Credit Agreement, dated as of November
         4, 1994, by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral
         Agent.(E)

10.15    Second Amendment to the Existing Credit Agreement, dated as of December
         21, 1994, by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC as Co-Agent and Collateral Agent.(E)

10.16 Fourth Amendment to CIT Loan Agreement, dated as of December 29, 1994, by and between JCIC and CIT.(E)

10.17 Lease Modification and Extension Agreement, dated as of April 30, 1993, by and between 1185 Associates and JCIC.(E)

10.18    Long-Term Incentive Plan of the Company effective November 1, 1994.(F)

10.19 Third Amendment to Existing Credit Agreement, dated as of May 31, 1995 by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral Agent.(G)

10.20    Fourth Amendment to Existing Credit Agreement, dated as of October 28,
         1995 by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral
         Agent.(H)

10.21    Lease Modification and Extension Agreement, dated as of November 17,
         1994, by and between 1185 Associates and JCIC.(H)

Exhibit
Number                              Description
------                              -----------
10.22    Asset Transfer Agreement, dated as of November 16, 1995, by and among the Company, JPS Carpet Corp., a Delaware corporation, Gulistan
         Holdings Inc. ("GHI"), a Delaware corporation and Gulistan Carpet Inc., a Delaware Corporation and wholly-owned subsidiary of GHI.(I)

10.23 Fifth Amendment to the Fourth Amended & Restated Credit Agreement, dated as of May 6, 1996, by and among the Company, JPS Elastomerics
         Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet
         Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as
         Co-Agent and Collateral Agent.(C)

10.24 Sixth Amendment to the Fourth Amended & Restated Credit Agreement, dated as of May 15, 1996, by and among the Company, JPS Elastomerics
         Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet
         Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as
         Co-Agent and Collateral Agent.(C)

10.25 Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 22, 1996, by and among the Company, JPS Elastomerics
         Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet
         Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as
         Co-Agent and Collateral Agent.(L)

10.26 Eighth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 6, 1996, by and among the Company, JPS
         Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc.,
         JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.(L)

10.27    Retention Bonus Agreement, dated July 12, 1996, between the Company and
         Jerry E. Hunter.(L)

10.28    Retention Bonus Agreement, dated July 12, 1996, between the Company and
         David H. Taylor.(L)

10.29    Retention Bonus Agreement, dated July 12, 1996 between the Company and
         Monnie L. Broome.(L)

10.30    Employment Agreement, dated October 30, 1995, between the Company and
         Jerry E. Hunter.(L)

10.31    Employment Agreement, dated October 30, 1995 between the Company and
         David H. Taylor.(L)

10.32    Employment Agreement, dated October 30, 1995 between the Company and
         Monnie L. Broome.(L)

10.33 Employment Agreement, dated May 1, 1993 and amended September 11, 1995 between the Company and Carl Rosen.(L)

Exhibit
Number                    Description
------                    -----------
10.34    Employment Agreement, dated December 23, 1991 and amended August 20,
         1996 and December 23, 1996 between the Company and Bruce Wilby.(H)

10.35    Asset Purchase Agreement, dated as of September 30, 1996 between
         Elastomer Technologies Group, Inc. a Delaware Corporation, and JPS
         Elastomerics Corp., a Delaware Corporation and wholly- owned subsidiary of the Company.(H)

10.36    Receivables Purchase Agreement dated as of September 30, 1996 between
         The Bank of New York Commercial Corporation, a New York Corporation and
         JPS Elastomerics Corp., a Delaware Corporation and wholly-owned subsidiary of the Company.(H)

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

21.1     List of Subsidiaries of the Company.(E)

27.1     Financial data schedule.(for SEC use only)(H)

    --------

(A) Previously filed as an exhibit to Registration Statement No. 33-58272 on Form S-1, declared effective by the SEC on July 26, 1993, and incorporated herein by reference.
(B)      Previously filed as an exhibit to the Company's Annual Report on Form
         10-K for the year ended October 30, 1993.
(C) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.
(D) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.
(E)      Previously filed as an exhibit to the Company's Annual Report on Form
         10-K for the year ended October 29, 1994.
(F) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 28, 1995.
(G) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
(H)      Filed herewith.
(I)      Previously filed as an exhibit to the Company's Current Report on Form
         8-K dated December 1, 1995.
(J)      Previously filed as an exhibit to the Company's Annual Report on Form
         10-K for the year ended October 28, 1995.
(K) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.
(L) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JPS TEXTILE GROUP, INC.


Date: January 31, 1997             By: /s/ Jerry E. Hunter
                                       -------------------
                                       JERRY E. HUNTER
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                         DATE
---------                                   -----                                         ----
/s/ Jerry E. Hunter                      Director, Chairman of the Board,               January 31, 1997
------------------------------            President and Chief Executive Officer
JERRY E. HUNTER


/s/David H. Taylor                       Director, Executive                            January 31, 1997
-----------------------------             Vice President-Finance,
DAVID H. TAYLOR                           Principal Financial Officer and
                                          Secretary


/s/ Steven M. Friedman                   Director                                       January 31, 1997
-------------------------
STEVEN M. FRIEDMAN


/s/ Muzzafar Mirza                       Director                                       January 31, 1997
-------------------------
MUZZAFAR MIRZA


/s/ Alain M. Oberrotman                  Director                                       January 31, 1997
-------------------------
ALAIN M. OBERROTMAN


/s/ Marc C. Particelli                   Director                                       January 31, 1997
-------------------------
MARC. C. PARTICELLI


/s/ L. Allen Ollis                       Controller                                     January 31, 1997
-------------------------
L. ALLEN OLLIS

JPS TEXTILE GROUP, INC.
INDEX TO SCHEDULE


INDEX TO FINANCIAL STATEMENT SCHEDULE
For the Fiscal Years Ended October 29, 1994, October 28, 1995 and November 2,
1996




FINANCIAL STATEMENT SCHEDULE

II.      Valuation and Qualifying Accounts and Reserves                    S-2






Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS TEXTILE GROUP, INC.                                             SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (IN THOUSANDS)


        Column A                                     Column B            Column C            Column D    Column E
       -------------                                ----------   ------------------------  -----------  ----------
                                                                              Charged to
                                                    Balance at   Charged to     Other                   Balance at
                                                     Beginning    Costs and     Accounts   Deductions    End of
       Classification                               of Period      Expenses    Describe     Describe     Period
       --------------                               ---------      --------    --------     --------     ------
                                                                                 (a)          (b)
Allowances Deducted from Asset to Which They Apply:

Fiscal Year Ended October 29, 1994 (52 Weeks)
     Allowance for doubtful accounts                  $  1,938       $  748      $   847      $ 1,606     $  1,927
     Claims, returns and other allowances                  777          (73)         369          423          650
                                                      --------       ------      -------      -------     --------
                                                      $  2,715       $  675      $ 1,216      $ 2,029     $  2,577
                                                      ========       ======      =======      =======     ========

Fiscal Year Ended October 28, 1995 (52 Weeks)
     Allowance for doubtful accounts                  $  1,927        $(114)     $   206      $    69     $  1,950
     Claims, returns and other allowances                  650                       175          644          181
                                                      --------        -----      -------      -------     --------
                                                      $  2,577        $(114)     $   381      $   713     $  2,131
                                                      ========        ======     =======      =======     ========

Fiscal Year Ended November 2, 1996 (53 Weeks)
     Allowance for doubtful accounts                  $  1,950       $   72      $   563      $   237     $  2,348
     Claims, returns and other allowances                  181          -            338          356          163
                                                      --------       ------      -------      -------     --------
                                                      $  2,131       $   72      $   901      $   593     $  2,511
                                                      ========       ======      =======      =======     ========

(a)  Change in various reserves charged to net sales.

(b)  Uncollected receivables written off, net of recoveries.