Form 10-Q
period 1997-02-01
JPS TEXTILE GROUP INC /DE/
filed 1997-03-18
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of March 18, 1997.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                   Page
PART I.    FINANCIAL INFORMATION                                                  Number
  Item 1.  Condensed Consolidated Balance Sheets
             February 1, 1997 (Unaudited) and November 2, 1996.................      3

           Condensed Consolidated Statements of Operations
             Three Months Ended February 1, 1997 and
             January 27, 1996 (Unaudited)......................................      4

           Condensed Consolidated Statements of Cash Flows
             Three Months Ended February 1, 1997 and
             January 27, 1996 (Unaudited)......................................      5

           Notes to Condensed Consolidated Financial Statements (Unaudited)....      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................     10

PART II.   OTHER INFORMATION...................................................     14

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)                                                 February 1,  November 2,
                                                                  1997         1996
                                                               -----------  -----------
                                                              (Unaudited)
ASSETS

Current Assets:
   Cash                                                        $   1,031    $   1,460
   Accounts receivable                                            71,223       75,166
   Inventories (Note 2)                                           47,879       48,374
   Prepaid expenses and other                                      2,664        1,967
                                                               ---------    ---------
      Total current assets                                       122,797      126,967
Property, plant and equipment, net                               120,830      124,004
Excess of cost over fair value of net assets acquired, net        30,265       30,506
Other assets (Note 5)                                             53,190       54,450
                                                               ---------    ---------

              Total                                            $ 327,082    $ 335,927
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                            $  22,164    $  24,708
   Accrued interest                                               15,785        9,608
   Accrued salaries, benefits and withholdings                     9,594       10,440
   Other accrued expenses                                         12,205       13,987
   Senior credit facility, revolving line of credit (Note 3)      82,558       85,639
   Current portion of long-term debt                             242,847      240,451
                                                               ---------    ---------
      Total current liabilities                                  385,153      384,833
Long-term debt                                                     3,768        4,226
Deferred income taxes                                              3,665        3,665
Other long-term liabilities                                       19,949       19,513
                                                               ---------    ---------
      Total liabilities                                          412,535      412,237
                                                               ---------    ---------
Senior redeemable preferred stock (Note 6)                        33,941       32,676
                                                               ---------    ---------
Shareholders' equity (deficit):
   Junior preferred stock                                            250          250
   Common stock                                                       10           10
   Additional paid-in capital                                     23,842       25,108
   Deficit                                                      (143,496)    (134,354)
                                                               ---------    ---------
      Total shareholders' deficit                               (119,394)    (108,986)
                                                               ---------    ---------

              Total                                            $ 327,082    $ 335,927
                                                               =========    =========

Note: The condensed consolidated balance sheet at November 2, 1996 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                               Three Months Ended
                                                          --------------------------
                                                          February 1,    January 27,
                                                             1997            1996
                                                          -----------    -----------
Net sales                                                 $    97,167    $    98,741
Cost of sales                                                  84,934         88,846
                                                          -----------    -----------

Gross profit                                                   12,233          9,895
Selling, general and administrative expenses                    9,314          9,875
Other expense, net                                                  6            241
                                                          -----------    -----------

Operating profit (loss)                                         2,913           (221)
Valuation allowance on Gulistan securities                     (1,299)        (1,500)
Interest income                                                   737            695
Interest expense                                              (10,174)        (9,737)
Debt restructuring fees and expenses                           (1,162)          --
                                                          -----------    -----------

Loss before income taxes                                       (8,985)       (10,763)
Provision for income taxes                                        157             70
                                                          -----------    -----------

Net loss                                                       (9,142)       (10,833)
Senior redeemable preferred stock in-kind dividends and
     discount accretion                                         1,265          1,083
                                                          -----------    -----------

Loss applicable to common stock                           $   (10,407)   $   (11,916)
                                                          ===========    ===========

Weighted average common shares outstanding                  1,000,000      1,000,000
                                                          ===========    ===========

Net loss per common share                                 $    (10.41)   $    (11.92)
                                                          ===========    ===========


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                    Three Months Ended
                                                                 ------------------------
                                                                 February 1,  January 27,
                                                                    1997         1996
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $ (9,142)   $(10,833)
                                                                  --------    --------
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Depreciation and amortization, except amounts included
           in interest expense                                       4,684       5,768
         Interest accretion and debt issuance cost amortization      2,431       2,293
         Valuation allowance on Gulistan securities                  1,299       1,500
         Other, net                                                    844         737
         Changes in assets and liabilities:
           Accounts receivable                                       3,943      17,524
           Inventories                                                 495      (7,435)
           Prepaid expenses and other assets                        (1,431)        846
           Accounts payable                                         (2,544)     (3,534)
           Accrued expenses and other liabilities                    3,649     (10,465)
                                                                  --------    --------
              Total adjustments                                     13,370       7,234
                                                                  --------    --------
       Net cash provided by (used in) operating activities           4,228      (3,599)
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment additions                               (1,165)     (2,230)
     Receipts from discontinued operations, net                       --        22,708
                                                                  --------    --------
       Net cash (used in) provided by investing activities          (1,165)     20,478
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Revolving credit facility repayments, net                      (3,081)    (16,518)
     Repayment and purchases of long-term debt                        (411)       (513)
                                                                  --------    --------
       Net cash used in financing activities                        (3,492)    (17,031)
                                                                  --------    --------

Net decrease in cash                                                  (429)       (152)
Cash at beginning of period                                          1,460       1,352
                                                                  --------    --------

Cash at end of period                                             $  1,031    $  1,200
                                                                  ========    ========

Supplemental cash flow information:
     Interest paid                                                $  1,566    $ 12,758
     Income taxes paid                                                 213         272
     Non-cash financing activities:
     Senior redeemable preferred stock dividends-in-kind              --           762

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         JPS Textile Group, Inc. (the "Company") has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 1, 1997 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

2.       Inventories (In Thousands):

                                               February 1,    November 2,
                                                   1997           1996
                                               -----------    -----------
              Raw materials and supplies        $ 11,897       $ 13,155
              Work-in-process                     16,683         16,912
              Finished goods                      19,299         18,307
                                                --------       --------

                  Total                         $ 47,879       $ 48,374
                                                ========       ========

3.       Long-Term Debt

         As discussed in Note 14 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996, the senior credit facility (or a similar credit facility) under the restated credit agreement is essential for the Company's continued operations. The existing senior credit facility was scheduled to expire on March 1, 1997 unless the Company commenced a case under Chapter 11 of the Bankruptcy Code on or prior to such date. Accordingly, the Company negotiated an extension of that facility. Pursuant to an amendment, dated as of February 21, 1997, to the restated credit agreement, the senior credit facility was amended to provide that the expiration date thereof will be extended to May 1, 1997 unless the Company commences a case under Chapter 11 of the Bankruptcy Code on or prior to such date. If such a case is commenced on or prior to May 1, 1997, the senior credit facility will be extended automatically to the earlier of November 1, 1997 or the effective date of a reorganization under Chapter 11 of the Bankruptcy Code. At this time, the Company has not made a decision to commence such a case under the Bankruptcy Code. The Company has classified the $82.6 million outstanding under its senior credit facility as a current liability in the accompanying condensed consolidated balance sheet. The financial covenants contained in the restated credit agreement are based upon the activities of the consolidated operating subsidiaries (JPS Converter & Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e. excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The restated credit agreement does not permit additional borrowings by the borrowing subsidiaries for, among other things, loans or dividends to the Company for the payment of interest on its notes and debentures. As a result of this restriction on the use of proceeds of revolving loans, the Company did not make scheduled November 15, 1996 interest payments of approximately $1.9 million on its subordinated debentures and did not make scheduled December 1, 1996 interest payments of approximately $5.4 million on its senior subordinated discount notes and approximately $3.6 million on its senior subordinated notes. The failure to make these scheduled interest payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. Accordingly, these debt obligations are classified as current liabilities in the accompanying condensed consolidated balance sheets. The Company does not have the ability to repay such indebtedness if the same were to be accelerated.

         The indentures governing the notes and debentures also provide for the payment of interest on overdue installments of interest, payable on demand at the rate of 1% per annum in excess of the interest rate then in effect. In the first quarter of 1997, the Company accrued approximately $241,000 under these provisions, all of which remained unpaid as of February 1, 1997.

         On May 8, 1996, the Company engaged The Blackstone Group L.P. to act as its financial advisor in connection with a potential financial restructuring of its debt obligations. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996 to act as financial advisors to the holders of the Company's debt securities in connection with such a financial restructuring. Thereafter, at the further request of such holders, the Company engaged Fried, Frank, Harris, Shriver & Jacobson, effective October 30, 1996 to act as attorneys to the holders of the Company's debt securities in connection with such a financial restructuring. Fees for these advisors and other fees and expenses associated with this matter are classified in the accompanying condensed consolidated statements of operations as "debt restructuring fees and expenses". The Company has provided substantial information to these advisors on a confidential basis regarding the Company's business, strategies, plans and prospects. The Company is discussing the terms of a potential financial restructuring with the financial advisors and the holders of a substantial majority of its outstanding bonds. The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing thereof will depend on a number of factors, including its operating performance, market conditions and the ability of the Company and its bondholders to come to an agreement as to the appropriate terms of any such restructuring. Although no agreement, formal or informal, has been reached between the Company and its bondholders regarding the terms of a potential financial restructuring, management is optimistic that a restructuring will be accomplished. Management is unable to predict the impact of any such restructuring on the accompanying condensed consolidated financial statements. If the Company is not successful in this regard, the default on the Company's debt securities and its inability to service such debt as required raise substantial doubt about the Company's ability to continue as a going concern.

4.       Sale of Certain Operations and Plant Closing

         Pursuant to an Asset Purchase Agreement dated September 30, 1996 between JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of the Company, and Elastomer Technologies Group, Inc. ("Elastomer") and a Receivables Purchase Agreement dated September 30, 1996 between Elastomerics and the Bank of New York Commercial Corporation, Elastomerics sold substantially all the assets of its rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications (the "Rubber Products Business"). The Rubber Products Business had accounted for sales of $16.8 million in Fiscal 1996 (eleven months), of which $3.2 million occurred in the first quarter of 1996. Under the terms of the agreement, Elastomer agreed to assume substantially all the liabilities and obligations associated with the Rubber Products Business. The Company and its subsidiaries have agreed not to compete directly or indirectly with the business that was sold for a period of two years. The consideration for the Rubber Products Business consisted of approximately $5.1 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on the closing date, and resulted in a loss of approximately $7.7 million. This loss on sale was charged to operations in Fiscal 1996. The audit of the working capital transferred on the closing date has not been finalized, however, it is not expected that the final determination of the working capital transferred will have a significant effect on the financial statements. The net proceeds from the sale, after fees and expenses, was approximately $4.8 million and was used to reduce the Company's outstanding indebtedness.

         Effective October 28, 1996, the Company closed its Dunean plant in Greenville, South Carolina, as a result of management's determination that a permanent decline in the Company's spun apparel business had occurred. This plant had been operating on a reduced schedule due to poor market conditions and financial projections indicated it would continue to do so. As a result of the plant closing, the Consolidated Statement of Operations for Fiscal 1996 included a "charge for plant closing" of approximately $14.2 million for Fiscal 1996 related principally to the estimated loss on the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", employee severance costs and estimated costs for equipment relocation. Of the approximately $4.8 million in exit costs associated with the plant closing, approximately $2.0 million related to equipment relocation and employee severance was unpaid at February 1, 1997.

5.       Contingencies

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that substantially all the defective roofing product claims will be resolved by 2000. The liability for such defective products was approximately $5.8 million at February 1, 1997 and $6.2 million at November 2, 1996. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At February 1, 1997, the Company had net regular operating loss carryforwards for tax purposes of approximately $92 million. The net operating losses expire in years 2005 through 2012. The Company's future ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe that this potential limitation on loss carryforwards currently applies. However, there can be no assurance that the Internal Revenue Service will not take a contrary position or that such limitation will not become applicable for subsequent taxable periods. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

         In connection with the sale of its Automotive business in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities (principally United States Treasury Securities maturing in
         1997) designated by management to be available to satisfy possible contingent tax liabilities. The investments are classified as "held-to-maturity" and recorded at amortized cost. As of February 1, 1997 and November 2, 1996, the aggregate fair value of the United States Treasury Securities was approximately $46.7 million and $46.2 million, respectively.

6.       Senior Preferred Stock

         Dividends on the Company's senior preferred stock are cumulative and calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. The Company did not declare and accordingly has not distributed the scheduled November 15, 1996 and February 15, 1997 preferred stock dividends of 8,079 shares and 8,203 shares, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

                                                            (In Thousands)
                                                          Three Months Ended
                                                       ------------------------
                                                       February 1,  January 27,
                                                          1997         1996
                                                       -----------  -----------
Net Sales
   Apparel fabrics and products                         $ 47,320    $ 48,502
   Industrial fabrics and products                        40,775      42,619
   Home fashion textiles                                   9,072       7,620
                                                        --------    --------

     Net Sales                                          $ 97,167    $ 98,741
                                                        ========    ========

Operating Profit (loss):
   Apparel fabrics and products                         $    655    $ (1,844)
   Industrial fabrics and products                         2,695       2,796
   Home fashion textiles                                     728         (74)
   Indirect corporate expenses, net                       (1,165)     (1,099)
                                                        --------    --------

   Operating profit (loss)                                 2,913        (221)

Valuation allowance on Gulistan Securities                (1,299)     (1,500)
Interest income                                              737         695
Interest expense                                         (10,174)     (9,737)
Restructuring fees and expenses                           (1,162)       --
                                                        --------    --------

Loss before income taxes                                $ (8,985)   $(10,763)
                                                        ========    ========

RESULTS OF OPERATIONS

Three Months Ended February 1, 1997 (the "1997 First Quarter") Compared to the Three Months Ended January 27, 1996 (the "1996 First Quarter")

Consolidated net sales in the 1997 first quarter decreased 1.5% to $97.2 million from $98.7 million in the 1996 first quarter. Net sales in the Apparel Fabrics and Products segment decreased 2.5% to $47.3 million in the 1997 first quarter from $48.5 million in the 1996 first quarter principally due to the sale of the Company's rubber products business in September 1996 offset by an increase in sales of unfinished woven apparel fabrics. The rubber products business, which produced and sold elastic apparel products, generated sales of $3.2 million in the 1996 first quarter. The improvement in sales of unfinished woven apparel fabrics is attributable to slightly improving retail market conditions (particularly in women's wear), continued expansion of the Company's presence in international markets such as Mexico and a more favorable mix of higher priced specialty products. In October 1996, the Company closed its Dunean facility in Greenville, South Carolina, which produced unfinished woven apparel fabric, in order to improve its manufacturing efficiencies and cost effectiveness. The capacity associated with this facility, which generated 1996 first quarter sales of $5.9 million, was effectively transferred to other plants and this event did not have a significant impact on sales volume for the 1997 first quarter compared to the 1996 first quarter.

Net sales in the Industrial Fabrics and Products segment decreased 4.2% to $40.8 million in the 1997 first quarter from $42.6 million in the 1996 first quarter principally due to a variety of factors affecting its various product lines. Sales of fiberglass fabrics decreased 2.4% to $16.3 million in the 1997 first quarter from $16.7 million in the 1996 first quarter due to production downtime resulting from equipment installation for added capacity and production changeovers. Sales of electrical composite fabrics used in circuit boards have increased for the last several years as global demand for electronic products has grown. Management expects this demand to continue in the foreseeable future. Sales of roofing membrane increased 10.9% to $12.2 million in the 1997 first quarter from $11.0 million in the 1996 first quarter due to the continued success of the Company's "Hi-Tuff/EP" line of roofing products. Sales of industrial rubber products decreased $0.9 million due to the sale of the Company's rubber products business in September 1996. Sales of cotton industrial fabrics decreased 8.1% or $0.6 million as a result of weak markets and intense foreign competition, particularly from China. Sales of other synthetic industrial fabrics and yarns decreased 56.2% or $0.9 million principally as a result of weak demand for fabrics used in fire resistant products and the exit from certain industrial fabric markets.

Net sales for the Home Fashion Textile segment increased 19.7% to $9.1 million in the 1997 first quarter from $7.6 million in the 1996 first quarter principally due to a stronger retail market, development of new products and expansion of the Company's customer base.

Operating results in the 1997 first quarter improved to an operating profit of $2.9 million from an operating loss of $0.2 million in the 1996 first quarter. The Apparel Fabrics and Products segment operated at a profit of $0.7 million in the 1997 first quarter as compared to a loss of $1.8 million in the 1996 first quarter. This improvement is attributable to the sale of the rubber products business, which contributed $0.7 million to the loss in the 1996 first quarter, and the closing of the Dunean facility which allowed the Company to eliminate certain overhead costs while improving its overall manufacturing efficiency and cost effectiveness in the 1997 first quarter.

The Industrial Fabrics and Products segment operated at a profit of $2.7 million in the 1997 first quarter, down slightly from $2.8 million in the 1996 first quarter. This was principally due to the decrease in sales volume in electrical composite fabrics in the 1997 first quarter, offset by improvements in the product mix of roofing product sales and higher pricing on certain fiberglass insulation and filtration fabrics.

The Home Fashion Textile segment improved to an operating profit of $0.7 million in the 1997 first quarter from an operating loss of $0.1 million in the 1996 first quarter principally due to the increase in sales volume and improving margins resulting from increases in unit selling prices and a more favorable product mix.

Indirect corporate expenses increased to $1.2 million in the 1997 first quarter from $1.1 million in the 1996 first quarter due to an increase in certain insurance costs.

The Company holds various securities from the sale, in a prior year, of the assets and business of JPS Carpet Corp., its wholly-owned subsidiary, to Gulistan Holdings, Inc. The Company has not recorded interest income on any of the Gulistan securities and, in accordance with relevant accounting literature, has recorded a valuation allowance against its investment in the securities with a corresponding charge to income of $1.3 million as a result of the net loss incurred by Gulistan in the 1997 first quarter. This valuation allowance of $1.3 million was less than the $1.5 million valuation allowance recorded by the Company in the 1996 first quarter.

Interest expense in the 1997 first quarter was $10.2 million, or $0.5 million more than the 1996 first quarter primarily due to the compounding effect of accretion of debt discounts and non-cash interest and the accrual of interest on overdue installments of interest calculated in accordance with the provisions of the indentures governing the Company's notes and debentures.

Debt restructuring fees and expenses totaled $1.2 million in the 1997 first quarter with no corresponding charges in the 1996 first quarter. Such expenses represent fees and expenses of the Company's financial advisor, the financial advisor for the holders of a substantial majority of its outstanding bonds, the Company's legal counsel, the legal counsel to the holders of a substantial majority of the Company's outstanding bonds and other professionals associated with the Company's financial restructuring.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). At February 1, 1997, the Company had $17.8 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day.

The working capital deficits at February 1, 1997 and November 2, 1996 of $262.3 million and $257.9 million respectively, reflect the classification of the amount outstanding under the Revolving Credit Facility ($82.6 million at February 1, 1997 and $85.6 million at November 2, 1996) and the carrying value of notes and debentures ($240.0 million at February 1, 1997 and $237.7 million at November 2, 1996) as current liabilities. Excluding the effects of the Revolving Credit Facility and the notes and debentures, working capital decreased $5.1 million from $65.4 million at November 2, 1996 to $60.3 million at February 1, 1997, principally due to the $3.9 million decline in accounts receivable and the $0.5 million decline in inventories, each resulting from lower sales volume in February 1997 than in October 1996.

The Company and its operating subsidiaries (being hereinafter collectively referred to as the "Borrowing Subsidiaries") are parties to the Fourth Amended and Restated Credit Agreement, dated as of June 24, 1994, as amended (the "Restated Credit Agreement"), by and among the financial institutions party thereto, Citibank, N.A. as administrative agent and co-agent, and General Electric Capital Corporation, as collateral agent and co-agent. The Restated Credit Agreement, as amended, provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $118 million and (b) a specified borrowing base, which is based upon eligible receivables and inventory of the Borrowing Subsidiaries (the "Borrowing Base"), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it, (ii) letters of credit may not exceed $15 million in the aggregate, and (iii) $20 million of the Revolving Credit Facility is available, not subject to the Borrowing Base, to purchase property, plant and equipment or to finance or refinance such purchases ("Capex Loans"), provided that the aggregate of all revolving credit loans, including Capex Loans, and letters of credit may not exceed the lesser of (A) $118 million and (B) the sum of the Borrowing Base plus $25 million (subject to certain reductions).

As discussed in Note 14 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996, the Revolving Credit Facility (or a similar credit facility) is essential for the Company's continued operations. The existing Revolving Credit Facility was scheduled to expire on March 1, 1997 unless the Company commenced a case under Chapter 11 of the Bankruptcy Code on or prior to such date. Accordingly, the Company negotiated an extension of that facility. Pursuant to an amendment, dated as of February 21, 1997, to the Restated Credit Agreement, the Revolving Credit Facility was amended to provide that the expiration date thereof will be May 1, 1997 unless the Company commences a case under Chapter 11 of the Bankruptcy Code on or prior to such date. If such a case is commenced on or prior to May 1, 1997, the Revolving Credit Facility will be extended automatically to the earlier of November 1, 1997 or the effective date of a reorganization under Chapter 11 of the Bankruptcy Code. At this time, the Company has not made a decision to commence such a case under the Bankruptcy Code. The Company has classified the $82.6 million outstanding under its Revolving Credit Facility as a current liability in the accompanying condensed consolidated balance sheet. The financial covenants contained in the Restated Credit Agreement are based upon the activities of the consolidated operating subsidiaries (JPS Converter & Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e. excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The Restated Credit Agreement does not permit additional borrowings by the Borrowing Subsidiaries for, among other things, loans or dividends to the Company for the payment of interest on its notes and debentures. As a result of the aforementioned restriction on the use of proceeds of revolving loans, the Company did not make scheduled November 15, 1996 interest payments of approximately $1.9 million on its subordinated debentures and did not make scheduled December 1, 1996 interest payments of approximately $5.4 million on its senior subordinated discount notes and approximately $3.6 million on its senior subordinated notes. The failure to make these scheduled interest payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. Accordingly, these debt obligations are classified as current liabilities in the accompanying condensed consolidated balance sheets. The Company does not have the ability to repay such indebtedness if the same were to be accelerated.

On May 8, 1996, the Company engaged The Blackstone Group L.P. to act as its financial advisor in connection with a potential financial restructuring of its debt obligations. In addition, at the request of the holders of a substantial majority of its outstanding bonds, the Company engaged Houlihan, Lokey, Howard & Zukin, Inc., effective April 10, 1996 to act as financial advisors to the holders of the Company's debt securities in connection with such a financial restructuring. Thereafter, at the further request of such holders, the Company engaged Fried, Frank, Harris, Shriver & Jacobson, effective October 30, 1996 to act as attorneys to the holders of the Company's debt securities in connection with such a financial restructuring. The Company has provided substantial information to these advisors on a confidential basis regarding the Company's business, strategies, plans and prospects. The Company is discussing the terms of a potential financial restructuring with the financial advisors and the holders of a substantial majority of its outstanding bonds. The Company's ability to accomplish a restructuring of the terms of its debt securities or any refinancing thereof will depend on a number of factors, including its operating performance, market conditions and the ability of the Company and its bondholders to come to an agreement as to the appropriate terms of any such restructuring. Although no agreement, formal or informal, has been reached between the Company and its bondholders regarding the terms of a potential financial restructuring, management is optimistic that a restructuring will be accomplished. Management is unable to predict the impact of any such restructuring on the accompanying condensed consolidated financial statements. If the Company is not successful in this regard, the default on the Company's debt securities and its inability to service such debt as required raise substantial doubt about the Company's ability to continue as a going concern.

JPS TEXTILE GROUP, INC.

                           PART II - OTHER INFORMATION
Item
1.   Legal Proceedings                                                     None
2.   Changes in Securities                                                 None
3.   Defaults Upon Senior Securities
     (a) The Company did not make scheduled interest payments of approximately $1.9 million on its subordinated debentures due November 15, 1996 and did not make scheduled interest payments of approximately $5.4 million and $3.6 million on its senior subordinated discount notes and senior subordinated notes, respectively, due December 1, 1996. The aggregate principal amount of such indebtedness is approximately $240.1 million. The terms of the indentures governing the Company's subordinated debt provide that such a failure to pay interest when due results in an event of default on such indebtedness and as a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. The Company has engaged financial advisors regarding extension, replacement or refinancing of its debt securities.
     (b) Dividends on the Company's senior preferred stock are cumulative and calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. The Company did not declare and accordingly has not distributed the scheduled November 15, 1996 and February 15, 1997 senior preferred stock dividends of 8,079 shares and 8,203 shares, respectively.
4.   Submission of Matters to a Vote of Security Holders                   None
5.   Other Information                                                     None
6.   Exhibits and Reports on Form 8-K:
     (a) Exhibits:
         (10) Ninth amendment to the Fourth Amended & Restated Credit Agreement, dated as of February 21, 1997, by and among the Company, JPS Elastomerics Corp., JPS Converter & Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.
         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
         (27)   Financial Data Schedule
     (b) Current Reports on Form 8-K:
         Report on Form 8-K dated December 15, 1996, containing disclosure of the Company's default on the indentures governing its subordinated debentures, senior subordinated discount notes and senior subordinated notes due to the Company's failure to make scheduled interest payments on November 15, 1996 and December 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             JPS TEXTILE GROUP, INC.

Date: March 18, 1997                    /s/ David H. Taylor
                                        -------------------
                                        David H. Taylor
                                        Executive Vice President - Finance,
                                        Secretary and Chief Financial Officer