Form 10-Q
period 1997-05-03
JPS TEXTILE GROUP INC /DE/
filed 1997-06-06
CIK 846615

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                         Commission File Number 33-27038

                             JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                         57-0868166
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina    29607
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                  Registrant's telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                      ---
No
  ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of May 30, 1997.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                  Page
PART I.      FINANCIAL INFORMATION                                                               Number
  Item 1.    Condensed Consolidated Balance Sheets
               May 3, 1997 (Unaudited) and November 2, 1996.................................        3

             Condensed Consolidated Statements of Operations
                Three Months and Six Months Ended May 3, 1997 and
                April 27, 1996 (Unaudited)...................................................       4

             Condensed Consolidated Statements of Cash Flows
                Six Months Ended May 3, 1997 and
                April 27, 1996 (Unaudited)...................................................       5

                Notes to Condensed Consolidated Financial Statements (Unaudited).............       6

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................      10

PART II.      OTHER INFORMATION................................................................    16

                                 Page 2

Item 1.  Financial Statements


JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                     May 3,          November 2,
                                                                                      1997             1996
                                                                                   -----------       ----------
                                                                                   (Unaudited)
ASSETS

Current Assets:
   Cash                                                                           $   1,284          $   1,460
   Accounts receivable                                                               72,184             75,166
   Inventories (Note 2)                                                              45,948             48,374
   Prepaid expenses and other                                                         2,268              1,967
                                                                                  ---------          ---------
      Total current assets                                                          121,684            126,967
Property, plant and equipment, net                                                  119,586            124,004
Excess of cost over fair value of net assets acquired, net                           30,023             30,506
Other assets (Note 6)                                                                53,216             54,450
                                                                                  ---------          ---------

              Total                                                               $ 324,509          $ 335,927
                                                                                  =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                               $  23,429          $  24,708
   Accrued interest                                                                  20,905              9,608
   Accrued salaries, benefits and withholdings                                       11,121             10,440
   Other accrued expenses                                                            11,738             13,987
   Senior credit facility, revolving line of credit (Note 3)                         79,183             85,639
   Current portion of long-term debt                                                244,705            240,451
                                                                                  ---------          ---------
      Total current liabilities                                                     391,081            384,833
Long-term debt                                                                        3,304              4,226
Deferred income taxes                                                                 3,665              3,665
Other long-term liabilities                                                          19,819             19,513
                                                                                  ---------          ---------
      Total liabilities                                                             417,869            412,237
                                                                                  ---------          ---------
Senior redeemable preferred stock (Note 7)                                           35,219             32,676
                                                                                  ---------          ---------
Shareholders' equity (deficit):
   Junior preferred stock                                                               250                250
   Common stock                                                                          10                 10
   Additional paid-in capital                                                        22,565             25,108
   Deficit                                                                         (151,404)          (134,354)
                                                                                  ---------          ---------
      Total shareholders' deficit                                                  (128,579)          (108,986)
                                                                                  ---------          ---------

              Total                                                               $ 324,509          $ 335,927
                                                                                  =========          =========

Note: The condensed consolidated balance sheet at November 2, 1996 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                            --------------------------    --------------------------
                                                              May 3,        April 27,        May 3,        April 27,
                                                               1997            1996           1997           1996
                                                            -----------    -----------    -----------    -----------

Net sales                                                   $   108,138    $   124,437    $   205,305    $   223,178
Cost of sales                                                    93,038        109,881        177,972        198,727
                                                            -----------    -----------    -----------    -----------

Gross profit                                                     15,100         14,556         27,333         24,451
Selling, general and administrative expenses                     10,293         10,838         19,607         20,713
Other expense, net                                                  377          1,708            383          1,949
                                                            -----------    -----------    -----------    -----------

Operating profit                                                  4,430          2,010          7,343          1,789
Valuation allowance on Gulistan securities                         (789)        (2,568)        (2,088)        (4,068)
Interest income                                                     734            693          1,471          1,388
Interest expense                                                (10,049)        (9,828)       (20,223)       (19,565)
Debt restructuring fees and expenses                             (1,982)          (175)        (3,144)          (175)
                                                            -----------    -----------    -----------    -----------
Loss before income taxes and discontinued
   operations                                                    (7,656)        (9,868)       (16,641)       (20,631)
Provision for income taxes                                          252            138            409            208
                                                            -----------    -----------    -----------    -----------

Loss before discontinued operations                              (7,908)       (10,006)       (17,050)       (20,839)
Loss on sale of discontinued operations,
   net of taxes                                                    --           (1,500)          --           (1,500)
                                                            -----------    -----------    -----------    -----------

Net loss                                                         (7,908)       (11,506)       (17,050)       (22,339)
Senior redeemable preferred stock in-kind
   dividends and discount accretion                               1,277          1,109          2,542          2,192
                                                            -----------    -----------    -----------    -----------

Loss applicable to common stock                             $    (9,185)   $   (12,615)   $   (19,592)   $   (24,531)
                                                            ===========    ===========    ===========    ===========

Weighted average common shares outstanding                    1,000,000      1,000,000      1,000,000      1,000,000
                                                            ===========    ===========    ===========    ===========

Loss per common share:
   Loss before discontinued operations                      $     (9.19)   $    (11.12)   $    (19.59)   $    (23.03)
   Loss on sale of discontinued operations                         --            (1.50)          --            (1.50)
                                                            -----------    -----------    -----------    -----------

   Net loss                                                 $     (9.19)   $    (12.62)   $    (19.59)   $    (24.53)
                                                            ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                        Six Months Ended
                                                                                    ---------------------------
                                                                                    May 3,           April 27,
                                                                                     1997              1996
                                                                                   --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                              $ (17,050)         $ (22,339)
   Net loss                                                                        --------          ---------
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Loss on sale of discontinued operations                                       --                1,500
         Depreciation and amortization, except amounts included
           in interest expense                                                        9,578             11,846
         Interest accretion and debt issuance cost amortization                       4,919              4,622
         Valuation allowance on Gulistan securities                                   2,088              4,068
         Other, net                                                                     959              2,452
         Changes in assets and liabilities:
           Accounts receivable                                                        2,982              4,737
           Inventory                                                                  2,426             (1,991)
           Prepaid expenses and other assets                                         (1,764)               142
           Accounts payable                                                          (1,279)               (93)
           Accrued expenses and other liabilities                                     9,632             (3,931)
                                                                                  ---------          ---------
                  Total adjustments                                                  29,541             23,352
                                                                                  ---------          ---------
     Net cash provided by operating activities                                       12,491              1,013
                                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                                                  (4,702)            (4,865)
   Receipts from discontinued operations, net                                          --                  364
   Proceeds from sales of discontinued operations, net                                 --               20,161
                                                                                  ---------          ---------
     Net cash (used in) provided by investing activities                             (4,702)            15,660
                                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Financing costs incurred                                                            (100)              --
   Revolving credit facility repayments, net                                         (6,456)           (15,979)
   Repayment of long-term debt                                                       (1,409)            (1,075)
                                                                                  ---------          ---------
     Net cash used in financing activities                                           (7,965)           (17,054)
                                                                                  ---------          ---------

Net decrease in cash                                                                   (176)              (381)
Cash at beginning of period                                                           1,460              1,352
                                                                                  ---------          ---------

Cash at end of period                                                             $   1,284          $     971
                                                                                  =========          =========

Supplemental cash flow information:
   Interest paid                                                                  $   4,008          $  15,124
   Income taxes paid                                                                    226                557
   Non-cash financing activities:
     Senior redeemable preferred stock dividends-in-kind                               --                1,534

See notes to condensed consolidated financial statements.


JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         JPS Textile Group, Inc. (the "Company") has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 3, 1997 and for all periods presented have been made.

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

2.       Inventories (In Thousands):

                                                                                    May 3,          November 2,
                                                                                     1997               1996
                                                                                  ---------         ------------
                 Raw materials and supplies                                       $  11,925          $  13,155
                 Work-in-process                                                     16,768             16,912
                 Finished goods                                                      17,255             18,307
                                                                                  ---------          ---------

                 Total                                                            $  45,948          $  48,374
                                                                                  =========          =========

3.       Long-Term Debt

         As discussed in Note 14 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996, the senior credit facility under the restated credit agreement (or a similar credit facility) is essential for the Company's continued operations. The existing senior credit facility was scheduled to expire on May 1, 1997 unless the Company commenced a case under chapter 11 of the Bankruptcy Code on or prior to such date. Accordingly, the Company negotiated an extension of that facility. Pursuant to amendments, dated as of April 29, 1997 and May 15, 1997, to the restated credit agreement, the senior credit facility was amended to extend its expiration date to July 16, 1997. If the Company commences a case under chapter 11 of the Bankruptcy Code on or prior to such date, the senior credit facility will be extended automatically to the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 of the Bankruptcy Code. The Company has classified the $79.2 million outstanding under its senior credit facility as a current liability in the accompanying condensed consolidated balance sheet. The financial covenants contained in the restated credit agreement are based upon the activities of the consolidated operating subsidiaries (JPS Converter & Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e. excludes the assets and liabilities of the parent company and other non-operating subsidiaries).

         The restated credit agreement does not permit additional borrowings by the borrowing subsidiaries for, among other things, loans or dividends to the Company for the payment of interest on its notes and debentures. As a result of this restriction on the use of proceeds of revolving loans, the Company did not make scheduled November 15, 1996 and May 15, 1997 interest payments of approximately $1.9 million each on its subordinated debentures and did not make scheduled December 1, 1996 and June 1, 1997 interest payments of approximately $5.4 million each on its senior subordinated discount notes and approximately $3.6 million each on its senior subordinated notes. In addition, the Company failed to mandatorily redeem, on June 1, 1997, approximately $37.8 million in aggregate principal amount of its senior subordinated discount notes and approximately $31.2 million in aggregate principal amount of its senior subordinated notes. The failure to make these scheduled payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. Accordingly, these debt obligations are classified as current liabilities in the accompanying condensed consolidated balance sheets. The Company does not have the ability to repay such indebtedness if the same were to be accelerated. See discussion under Note 4.

         The indentures governing the notes and debentures provide for the payment of interest on overdue installments of interest, payable on demand at the rate of 1% per annum in excess of the interest rate then in effect. In the three months and six months ended May 3, 1997, the Company accrued approximately $233,000 and $474,000 respectively, under these provisions, all of which remained unpaid as of May 3, 1997.

4.       Financial Restructuring

         On May 16, 1997, the Company announced that it had reached an agreement in principle with an unofficial committee of bondholders, representing more than 60% of its outstanding public debt, to convert 100% of its public bond debt to equity. Under the agreement in principle, the restructuring will be effected through a voluntary prepackaged bankruptcy filing to be made under chapter 11 of the Bankruptcy Code at the holding company level. The Company's operating subsidiaries will not be parties to such filing and will continue to conduct business as usual.

         Under the agreement in principle, all of the Company's notes and debentures, with a carrying value of $242.4 million on May 3, 1997, will be exchanged for substantially all of the reorganized company's new common stock. Specifically, the holders of the Company's 10.25% senior subordinated notes and 10.85% senior subordinated discount notes will receive approximately $10-14 million in cash, contingent notes to be issued by JPS Capital Corp., a wholly-owned subsidiary of the Company, providing payment of up to $34-38 million plus interest upon the occurrence of certain events, and approximately 93.30% of the new common stock. The holders of the 7% subordinated debentures will receive approximately 5.95% of the new common stock. The Company's senior management will receive .75% of the new common stock in lieu of payment under their contractual retention bonus arrangements. The agreement also provides for the exchange of all of the Company's existing senior preferred stock for warrants to purchase new common stock of the reorganized company and cancellation of the Company's existing junior preferred stock and common stock. Members of the Company's senior management team are expected to enter into new employment agreements in connection with the restructuring.

         The Company anticipates that the necessary documentation will be completed and the holding company's chapter 11 case will be commenced prior to the expiration date of the senior credit facility. In such case, the senior credit facility will be automatically extended to the earlier of November 1, 1997 or the effective date of the holding company's chapter 11 reorganization. Accordingly, the Company expects that the operating subsidiaries will continue to utilize the senior credit facility during the holding company's chapter 11 case. Following the restructuring, the Company's operating subsidiaries are expected to have a new revolving credit facility, with terms no less favorable than the existing facility.

         If the Company is not successful in this regard, the default on the Company's debt securities and its inability to service such debt as required raise substantial doubt about the Company's ability to continue as a going concern.

         Professional fees for the Company's financial advisors and the financial advisors and counsel to the holders of the Company's debt securities and other fees and expenses incurred by the Company in connection with the financial restructuring are reflected in the accompanying condensed consolidated statements of operation as "debt restructuring fees and expenses."

5.       Sale of Certain Operations

         Pursuant to an Asset Purchase Agreement dated September 30, 1996 between JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of the Company, and Elastomer Technologies Group, Inc. ("Elastomer") and a Receivables Purchase Agreement dated September 30, 1996 between Elastomerics and the Bank of New York Commercial Corporation, Elastomerics sold substantially all the assets of its rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications (the "Rubber Products Business"). The Rubber Products Business had accounted for sales of $16.8 million in Fiscal 1996 (eleven months), of which $5.2 million occurred in the second quarter of 1996. Under the terms of the agreement, Elastomer agreed to assume substantially all the liabilities and obligations associated with the Rubber Products Business. The Company and its subsidiaries have agreed not to compete directly or indirectly with the business that was sold for a period of two years. The consideration for the Rubber Products Business consisted of approximately $5.1 million in cash, and resulted in a loss of approximately $7.7 million. This loss on sale was charged to operations in Fiscal 1996. In April 1997, the Company paid $0.3 million to Elastomer as final settlement for certain post-closing adjustments based on the audited amount of net assets transferred. This amount is included in other expense for the second quarter of 1997.

6.       Contingencies

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofs, the Company estimates that substantially all the defective roofing product claims will be resolved by 2000. The liability for such defective products was approximately $5.3 million at May 3, 1997 and $6.2 million at November 2, 1996. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of current year operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At May 3, 1997, the Company had net regular operating loss carryforwards for tax purposes of approximately $92 million. The net operating losses expire in years 2005 through 2012. The Company's future ability to utilize its net operating losses may be significantly limited under the income tax laws should there be changes in the ownership of the Company's stock which constitute an ownership change for tax purposes. The effect of such an ownership change would be to significantly limit the annual utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the Company immediately prior to the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. The Company does not believe that this potential limitation on loss carryforwards currently applies. However, there can be no assurance that the Internal Revenue Service will not take a contrary position or that such limitation will not become applicable for subsequent taxable periods. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

         In connection with the sale of its Automotive business in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities (principally United States Treasury Securities maturing in
         1997) designated by management to be available to satisfy possible contingent tax liabilities. The investments are classified as "held-to-maturity" and recorded at amortized cost. As of May 3, 1997 and November 2, 1996, the aggregate fair value of the United States Treasury Securities was approximately $47.2 million and $46.2 million, respectively. As described in Note 4, under the terms of a proposed financial restructuring plan, the holders of the Company's 10.25% senior subordinated notes and 10.85% senior subordinated discount notes would receive $10-14 million in cash from proceeds of these securities and contingent notes of $34-38 million plus interest, payable from proceeds of these securities upon the occurrence of certain events.

7.       Senior Preferred Stock

         Dividends on the Company's senior preferred stock are cumulative and calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. The Company did not declare and accordingly has not distributed the scheduled November 15, 1996, February 15, 1997 and May 15, 1997 preferred stock dividends of 8,079 shares, 8,203 shares and 8,326 shares, respectively. Under the terms of the proposed restructuring discussed in Note 4, all senior preferred stock would be exchanged for warrants to purchase new common stock of the reorganized company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. The statements contained herein that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in future periods to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, competition from other existing or new textile manufacturers and the Company's ability to complete the proposed financial restructuring and otherwise meet its debt service obligations and other liquidity needs.



                                                                                   (In Thousands)
                                                                 Three Months Ended              Six Months Ended
                                                            ----------------------------  --------------------------
                                                                 May 3,        April 27,       May 3,      April 27,
                                                                 1997           1996           1997          1996
                                                            ------------   -------------  -------------  -----------

NET SALES
   Apparel Fabrics and Products                             $    47,560    $    67,484    $    94,880    $   115,986
   Industrial Fabrics and Products                               49,974         46,837         90,748         89,456
   Home Fashion Textiles                                         10,604         10,116         19,677         17,736
                                                            -----------    -----------    -----------    -----------
     Net Sales                                              $   108,138    $   124,437    $   205,305    $   223,178
                                                            ===========    ===========    ===========    ===========

OPERATING PROFIT (LOSS)
   Apparel Fabrics and Products                             $     1,148    $       561    $     1,804    $    (1,283)
   Industrial Fabrics and Products                                3,800          3,597          6,494          6,393
   Home Fashion Textiles                                            541            342          1,269            268
   Indirect Corporate Expenses, net                              (1,059)        (2,490)        (2,224)        (3,589)
                                                            -----------    -----------    -----------    -----------

     Operating Profit                                             4,430          2,010          7,343          1,789

Valuation allowance on Gulistan securities                         (789)        (2,568)        (2,088)        (4,068)
Interest income                                                     734            693          1,471          1,388
Interest expense                                                (10,049)        (9,828)       (20,223)       (19,565)
Restructuring fees and expenses                                  (1,982)          (175)        (3,144)          (175)
                                                            -----------    -----------    -----------    -----------

Loss before income taxes and discontinued
   operations                                               $    (7,656)   $    (9,868)   $   (16,641)   $   (20,631)
                                                            ===========    ===========    ===========    ===========

RESULTS OF OPERATIONS

Three Months Ended May 3, 1997 (the "1997 Second Quarter") Compared to the Three Months Ended April 27, 1996 (the "1996 Second Quarter")

Consolidated net sales in the 1997 second quarter decreased 13.1% to $108.1 million from $124.4 million in the 1996 second quarter. Net sales in the Apparel Fabrics and Products segment decreased 29.5% to $47.6 million in the 1997 second quarter from $67.5 million in the 1996 second quarter principally as a result of the sale of the Company's rubber products business in September 1996 and lower unit volume especially for certain commodity-type fabrics woven from spun yarns. The rubber products business, which produced and sold elastic apparel products, generated sales of $4.0 million in the 1996 second quarter. Because of a generally weak market environment, increased competition from abroad (particularly in commodity-type fabrics) and decreasing margins, the Company closed its Dunean facility in Greenville, South Carolina in October 1996 and curtailed production at other facilities. The Dunean facility, which produced unfinished woven apparel fabrics, generated net sales in the 1996 second quarter of $7.1 million.

Net sales in the Industrial Fabrics and Products segment increased 6.7% to $50.0 million in the 1997 second quarter from $46.8 million in the 1996 second quarter due to a variety of factors affecting the various industrial product lines. Sales of fiberglass fabrics increased 7.2% to $20.7 million in the 1997 second quarter from $19.3 million in the 1996 second quarter principally due to the increase in sales of electrical composite fabrics used in circuit boards. Demand for these products has increased steadily for the last several years as global requirements for electronic products has grown. Management expects this demand to continue in the foreseeable future. Sales of roofing membrane increased 13.3% to $13.6 million in the 1997 second quarter from $12.0 million in the 1996 second quarter due to the continued success of the Company's "Hi-Tuff/EP" line of roofing products. Sales of cotton industrial products increased 23.6% to $8.9 million in the 1997 second quarter from $7.2 million in the 1996 second quarter due to an expanded customer base and introduction of certain new polyester/cotton blended products. Sales of extruded products increased 17.5% to $6.7 million in the 1997 second quarter from $5.7 million in the 1996 second quarter due primarily to higher demand for certain urethane products used in athletic shoes. Sales of industrial rubber products decreased $1.2 million due to the sale of the Company's rubber products business in September 1996.

Net sales for the Home Fashion Textile segment increased 4.8% to $10.6 million in the 1997 second quarter from $10.1 million in the 1996 second quarter principally due to a stronger retail market, development of new products and expansion of the Company's customer base.

Operating profit in the 1997 second quarter improved to $4.4 million from $2.0 million in the 1996 second quarter. The Apparel Fabrics and Products segment operated at a profit of $1.1 million in the 1997 second quarter compared to $0.6 million in the 1996 second quarter. This improvement is attributable to the sale of the rubber products business which generated a $0.5 million operating loss in the 1996 second quarter, the closing of the Dunean facility which allowed the Company to eliminate certain overhead costs while improving its overall manufacturing efficiency and a more favorable product mix of more higher margin specialty fabrics and less commodity-type fabrics.

The Industrial Fabrics and Products segment operated at a profit of $3.8 million in the 1997 second quarter compared to $3.6 million in the 1996 second quarter. This improvement is primarily attributable to the sale of the rubber products business, which generated a $0.1 million operating loss in the 1996 second quarter and to the increase in sales volume in the 1997 second quarter.

The Home Fashion Textile segment improved to an operating profit of $0.5 million in the 1997 second quarter up slightly from $0.3 million in the 1996 second quarter principally due to the increase in sales volume and improving margins resulting from a more favorable product mix.

Indirect corporate expenses decreased to $1.1 million in the 1997 second quarter compared to $2.5 million in the 1996 second quarter principally due to a $1.1 million charge to other expense in the 1996 second quarter for an early retirement offer accepted by certain employees resulting in a corresponding reduction to prepaid pension costs.

In the 1997 second quarter, the Company paid $0.3 million to Elastomer Technologies Group, Inc., the purchaser of the Company's rubber products business, as final settlement for certain post-closing adjustments based on the audited amount of net assets transferred. This amount is included in other expense for the 1997 second quarter.

The Company holds various securities from the sale, in a prior year, of the assets and business of JPS Carpet Corp., its wholly-owned subsidiary, to Gulistan Holdings, Inc. The Company has not recorded interest income on any of the Gulistan securities and, in accordance with relevant accounting literature, has recorded a valuation allowance against its investment in the securities with a corresponding charge to income of $0.8 million as a result of the net loss incurred by Gulistan in the 1997 second quarter. This valuation allowance of $0.8 million was less than the $2.6 million allowance recorded by the Company in the 1996 second quarter.

Interest expense in the 1997 second quarter was $10.0 million or $0.2 million more than the 1996 second quarter primarily due to the compounding effect of accretion of debt discounts and non-cash interest and the accrual of interest on overdue installments of interest calculated in accordance with the provisions of the indentures governing the Company's notes and debentures.

Debt restructuring fees and expenses totaled $2.0 million in the 1997 second quarter compared to $0.2 million in the 1996 second quarter. Such expenses represent fees and expenses of the Company's financial advisor, the financial advisor for the unofficial committee comprised of holders of approximately 60% of its outstanding bonds, the Company's legal counsel, the legal counsel to the unofficial committee comprised of holders of approximately 60% of the Company's outstanding bonds and other professionals associated with the Company's financial restructuring.

Six Months Ended May 3, 1997 (the "1997 Six-Month Period") Compared To The Six Months Ended April 27, 1996 (the "1996 Six-Month Period")

Consolidated net sales for the 1997 six-month period decreased 8.0% to $205.3 million from $223.2 million in the 1996 six-month period with substantially all the decline occurring in apparel fabrics and products. Net sales in the Apparel Fabrics and Products segment decreased 18.2% to $94.9 million in the 1997 six-month period from $116.0 million in the 1996 six-month period principally due to the sale of the Company's rubber products division and a decline in unit volume especially for certain commodity-type products. The rubber products division generated sales of $7.2 million in the 1996 six-month period. The closing of the Dunean facility and the curtailment of certain production at other facilities accounted for decreased sales of approximately $12.9 million in the 1997 six-month period.

Net sales in the Industrial Fabrics and Products segment increased 1.6% to $90.8 million in the 1997 six-month period from $89.5 million in the 1996 six-month period. Sales of fiberglass fabrics increased 2.8% to $37.0 million in the 1997 six-month period from $36.0 million in the 1996 six-month period due to the strong demand for electrical composite fabrics used in circuit boards. Sales of roofing membrane increased 12.2% to $25.8 million in the 1997 six-month period from $23.0 million in the 1996 six-month period due to the growing demand for the Company's "Hi-Tuff/EP" roofing products. Sales of cotton industrials increased 7.5% to $15.7 million in the 1997 six-month period from $14.6 million in the 1996 six-month period due to an expanded customer base and introduction of new products. Sales of extruded products increased 15.6% to $12.6 million in the 1997 six-month period from $10.9 million in the 1996 six-month period as a result of increased demand for certain products used in athletic shoes. Sales of industrial rubber products decreased $2.1 million in the 1997 six-month period due to the sale of the Company's rubber products business in 1996.

Net sales for the Home Fashion Textile segment increased 11.3% to $19.7 million in the 1997 six-month period from $17.7 million in the 1996 six-month period due to the stronger retail market, expanded customer base and enhanced product offerings.

Consolidated operating profit in the 1997 six-month period improved to $7.3 million from $1.8 million in the 1996 six-month period. The Apparel Fabrics and Products segment operated at a profit of $1.8 million in the 1997 six-month period compared to a loss of $1.3 million in the 1996 six-month period. This improvement is attributable to the sale of the rubber products business which generated a $1.2 million operating loss in the 1996 six-month period, the closing of the Dunean facility and a more favorable product mix of higher margin specialty fabrics.

Operating profit for the Industrial Fabrics and Products segment improved to $6.5 million in the 1997 six-month period from $6.4 million in the 1996 six-month period principally due to the sale of the rubber products business which generated an operating loss of $0.2 million in the 1996 six-month period.

Operating profit for the Home Fashion Textile segment improved to $1.3 million in the 1997 six-month period from $0.3 million in the 1996 six-month period due to the increase in sales volume and improving margin from a more favorable product mix.

Indirect corporate expenses decreased to $2.2 million in the 1997 six-month period from $3.6 million in the 1996 six-month period principally due to the $1.1 million charge to other expense in the 1996 six-month period for an early retirement offer accepted by certain employees.

In the 1997 six-month period, Gulistan reported net losses of approximately $2.1 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on any of the Gulistan securities held by them and recorded a valuation allowance of $2.1 million against its investment in the 1997 six-month period. This valuation allowance of $2.1 million was less than the $4.1 million allowance recorded by the Company in the 1996 six-month period.

Interest expense in the 1997 six-month period was $20.2 million or $0.6 million higher than the 1996 six-month period due to the compounding effects of accretion of debt discounts and non-cash interest and the interest on overdue installments of interest.

Debt restructuring fees and expenses were $3.1 million in the 1997 six-month period compared to $0.2 million in the 1996 six-month period due to the increased activity of professionals associated with the Company's financial restructuring.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). At May 3, 1997, the Company had $20.1 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day.

The working capital deficits at May 3, 1997 and November 2, 1996 of $269.4 million and $257.9 million respectively, reflect the classification of the amount outstanding under the Revolving Credit Facility ($79.2 million at May 3, 1997 and $85.6 million at November 2, 1996) and the carrying value of notes and debentures ($242.4 million at May 3, 1997 and $237.7 million at November 2,
1996) as current liabilities. Excluding the effects of the Revolving Credit Facility and the notes and debentures, working capital decreased $13.2 million from $65.4 million at November 2, 1996 to $52.2 million at May 3, 1997, principally due to the non-payment of interest accrued on the Company's notes and debentures as discussed in Note 3 to the condensed consolidated financial statements. Accounts receivable decreased $3.0 million and inventories decreased $2.4 million, each resulting from lower sales in April 1997 than in October 1996. Accounts payable and other accrued expenses decreased $2.8 million because of the lower sales volume and lower inventory levels.

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

As discussed in Note 14 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996, the senior credit facility under the restated credit agreement (or a similar credit facility) is essential for the Company's continued operations. The existing senior credit facility was scheduled to expire on May 1, 1997 unless the Company commenced a case under chapter 11 of the Bankruptcy Code on or prior to such date. Accordingly, the Company negotiated an extension of that facility. Pursuant to amendments, dated as of April 29, 1997 and May 15, 1997, to the restated credit agreement, the senior credit facility was amended to extend its expiration date to July 16, 1997. If the Company commences a case under chapter 11 of the Bankruptcy Code on or prior to such date, the senior credit facility will be extended automatically to the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 of the Bankruptcy Code. The Company has classified the $79.2 million outstanding under its senior credit facility as a current liability in the accompanying condensed consolidated balance sheet. The financial covenants contained in the restated credit agreement are based upon the activities of the consolidated operating subsidiaries (JPS Converter & Industrial Corp. and JPS Elastomerics Corp.) rather than the consolidated Company (i.e. excludes the assets and liabilities of the parent company and other non-operating subsidiaries). The restated credit agreement does not permit additional borrowings by the borrowing subsidiaries for, among other things, loans or dividends to the Company for the payment of interest on its notes and debentures. As a result of this restriction on the use of proceeds of revolving loans, the Company did not make scheduled November 15, 1996 and May 15, 1997 interest payments of approximately $1.9 million each on its subordinated debentures and did not make scheduled December 1, 1996 and June 1, 1997 interest payments of approximately $5.4 million each on its senior subordinated discount notes and approximately $3.6 million each on its senior subordinated notes. In addition, the Company failed to mandatorily redeem, on June 1, 1997, approximately $37.8 million in aggregate principal amount of its senior subordinated discount notes and approximately $31.2 million in aggregate principal amount of its senior subordinated notes. The failure to make these scheduled payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. Accordingly, these debt obligations are classified as current liabilities in the accompanying condensed consolidated balance sheets. The Company does not have the ability to repay such indebtedness if the same were to be accelerated.

On May 16, 1997, the Company announced that it had reached an agreement in principle with an unofficial committee of bondholders, representing more than 60% of its outstanding public debt, to convert 100% of its public bond debt to equity. Under the agreement in principle, the restructuring will be effected through a voluntary prepackaged bankruptcy filing to be made under chapter 11 of the Bankruptcy Code at the holding company level. The Company's operating subsidiaries will not be parties to such filing and will continue to conduct business as usual.

Under the agreement in principle, all of the Company's notes and debentures, with a carrying value of $242.4 million on May 3, 1997, will be exchanged for substantially all of the reorganized company's new common stock. Specifically, the holders of the Company's 10.25% senior subordinated notes and 10.85% senior subordinated discount notes will receive approximately $10-14 million in cash, contingent notes to be issued by JPS Capital Corp., a wholly-owned subsidiary of the Company, providing payment of up to $34-38 million plus interest upon the occurrence of certain events, and approximately 93.30% of the new common stock. The holders of the 7% subordinated debentures will receive approximately 5.95% of the new common stock. The Company's senior management will receive .75% of the new common stock in lieu of payment under their contractual retention bonus arrangements. The agreement also provides for the exchange of all of the Company's existing senior preferred stock for warrants to purchase new common stock of the reorganized company and cancellation of the Company's existing junior preferred stock and common stock. Members of the Company's senior management team are expected to enter into new employment agreements in connection with the restructuring.

The Company anticipates that the necessary documentation will be completed and the holding company's chapter 11 case will be commenced prior to the expiration date of the senior credit facility. In such case, the senior credit facility will be automatically extended to the earlier of November 1, 1997 or the effective date of the holding company's chapter 11 reorganization. Accordingly, the Company expects that the operating subsidiaries will continue to utilize the senior credit facility during the holding company's chapter 11 case. Following the restructuring, the Company's operating subsidiaries are expected to have a new revolving credit facility, with terms no less favorable than the existing facility.

If the Company is not successful in this regard, the default on the Company's debt securities and its inability to service such debt as required raise substantial doubt about the Company's ability to continue as a going concern.

JPS TEXTILE GROUP, INC.

                           PART II - OTHER INFORMATION

Item

1.      Legal Proceedings                                            None
2.      Changes in Securities                                        None
3.      Defaults Upon Senior Securities
        (a) The Company did not make scheduled November 15, 1996 and May 15, 1997 interest payments of approximately $1.9 million each on its subordinated debentures and did not make scheduled December 1, 1996 and June 1, 1997 interest payments of approximately $5.4 million each on its senior subordinated discount notes and approximately $3.6 million each on its senior subordinated notes. In addition, the Company failed to mandatorily redeem, on June 1, 1997, approximately $37.8 million in aggregate principal amount of its senior subordinated discount notes and approximately $31.2 million in aggregate principal amount of its senior subordinated notes. The failure to make these scheduled payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. On May 16, 1997, the Company announced it had reached an agreement in principle with an unofficial committee of bondholders, representing more than 60% of its outstanding public debt, to convert 100% of its public bond debt to equity.
        (b) Dividends on the Company's senior preferred stock are
            cumulative and calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. The Company did not declare and accordingly has not distributed the scheduled November 15, 1996, February 15, 1997 and May 15, 1997 senior preferred stock dividends of 8,079 shares, 8,203 shares and 8,326 shares, respectively.
4.          Submission of Matters to a Vote of Security Holders      None
5.          Other Information                                        None
6.          Exhibits and Reports on Form 8-K:
            (a) Exhibits:
                (10.1) Tenth amendment to the Fourth Amended & Restated Credit Agreement, dated as of April 29, 1997, by and among the Company, JPS Elastomerics Corp., JPS Converter & Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.
                (10.2) Eleventh amendment to the Fourth Amended & Restated Credit Agreement, dated as of May 15, 1997, by and among the Company, JPS Elastomerics Corp., JPS Converter & Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.
                (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
                (27)    Financial Data Schedule

6.          Exhibits and Reports on Form 8-K: (Continued)
            (b) Current Reports on Form 8-K:
                  Report on Form 8-K dated May 16, 1997, containing disclosure of the Company's agreement in principle with an unofficial committee of bondholders, representing more than 60% of its outstanding public debt, to convert 100% of its public bond debt to equity.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             JPS TEXTILE GROUP, INC.


Date:  June 6, 1997                     /s/ David H. Taylor
       ---------------------            --------------------------------------
                                        David H. Taylor
                                        Executive Vice President - Finance,
                                          Secretary and Chief Financial Officer