Form 10-Q
period 1997-08-02
JPS TEXTILE GROUP INC /DE/
filed 1997-09-16
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                         Commission File Number 33-27038

                             JPS TEXTILE GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 490,000 shares of the Company's Class A Common Stock and 510,000 shares of Class B Common Stock were outstanding as of September 8, 1997.

JPS TEXTILE GROUP, INC.
(DEBTOR-IN-POSSESSION)
INDEX


                                                                                      Page
PART I.      FINANCIAL INFORMATION                                                   Number
   Item 1.   Condensed Consolidated Balance Sheets
                 August 2, 1997 (Unaudited) and November 2, 1996..................      3

             Condensed Consolidated Statements of Operations
                 Three Months and Nine Months Ended August 2, 1997 and
                 July 27, 1996 (Unaudited)........................................      4

             Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended August 2, 1997 and
                 July 27, 1996 (Unaudited)........................................      5

             Notes to Condensed Consolidated Financial Statements (Unaudited).....      6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................     13

PART II.     OTHER INFORMATION....................................................     20










                                    Page -2-

Item 1. Financial Statements


JPS TEXTILE GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                   August 2,   November 2,
                                                                      1997         1996
                                                                  (Unaudited)
                                                                  -----------  -----------
ASSETS
Current Assets:
   Cash                                                            $   1,229    $   1,460
   Accounts receivable                                                63,565       75,166
   Inventories (Note 4)                                               54,091       48,374
   Prepaid expenses and other                                          2,685        1,967
                                                                   ---------    ---------
      Total current assets                                           121,570      126,967
Property, plant and equipment, net                                   117,188      124,004
Excess of cost over fair value of net assets acquired, net            29,782       30,506
Other assets (Note 6)                                                 53,757       54,450
                                                                   ---------    ---------

              Total                                                $ 322,297    $ 335,927
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities not subject to compromise:
   Current liabilities:
      Accounts payable                                             $  20,621    $  24,708
      Accrued interest                                                   234        9,608
      Accrued salaries, benefits and withholdings                      9,628       10,440
      Other accrued expenses                                          11,916       13,987
      Senior credit facility, revolving line of credit (Note 5)       84,729       85,639
      Current portion of long-term debt                                2,150      240,451
                                                                   ---------    ---------
         Total current liabilities                                   129,278      384,833
   Long-term debt                                                      2,876        4,226
   Deferred income taxes                                               3,665        3,665
   Other long-term liabilities                                        19,828       19,513
                                                                   ---------    ---------
         Total liabilities not subject to compromise                 155,647      412,237
                                                                   ---------    ---------
Liabilities subject to compromise (Note 3)                           271,082           --
                                                                   ---------    ---------
         Total liabilities                                           426,729      412,237
Senior redeemable preferred stock subject to compromise (Note 7)      36,503       32,676
                                                                   ---------    ---------
Shareholders' deficit:
   Junior preferred stock                                                250          250
   Common stock                                                           10           10
   Additional paid-in capital                                         21,280       25,108
   Deficit                                                          (162,475)    (134,354)
                                                                   ---------    ---------
      Total shareholders' deficit                                   (140,935)    (108,986)
                                                                   ---------    ---------

         Total                                                     $ 322,297    $ 335,927
                                                                   =========    =========

See notes to condensed consolidated financial statements.




                                    Page -3-

JPS TEXTILE GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                          Three Months Ended             Nine Months Ended
                                                      --------------------------    --------------------------
                                                       August 2,       July 27,      August 2,       July 27,
                                                          1997           1996           1997           1996
                                                      -----------    -----------    -----------    -----------
Net sales                                             $    95,883    $   110,266    $   301,188    $   333,444
Cost of sales                                              80,682         95,908        258,654        294,635
                                                      -----------    -----------    -----------    -----------

Gross profit                                               15,201         14,358         42,534         38,809
Selling, general and administrative expenses               10,256          9,888         29,863         30,601
Other expense, net                                            102            129            485          2,078
Charges for plant closing, loss on sale of
   certain operations and write down of
   certain long-lived assets                                   --         30,055             --         30,055
                                                      -----------    -----------    -----------    -----------

Operating profit (loss)                                     4,843        (25,714)        12,186        (23,925)
Valuation allowance on Gulistan securities (Note 8)        (2,982)        (1,395)        (5,070)        (5,463)
Interest income                                               761            714          2,232          2,102
Interest expense (Note 1)                                 (10,086)       (10,082)       (30,309)       (29,647)
Debt restructuring fees and expenses (Note 1)              (3,332)          (727)        (6,476)          (902)
                                                      -----------    -----------    -----------    -----------

Loss before income taxes, discontinued
   operations and extraordinary gain                      (10,796)       (37,204)       (27,437)       (57,835)
Income tax expense (benefit)                                  275           (582)           684           (374)
                                                      -----------    -----------    -----------    -----------

Loss before discontinued operations
   and extraordinary gain                                 (11,071)       (36,622)       (28,121)       (57,461)
Loss on sale of discontinued operations,
   net of taxes                                                --             --             --         (1,500)
                                                      -----------    -----------    -----------    -----------

Net loss                                                  (11,071)       (36,622)       (28,121)       (58,961)
Senior redeemable preferred stock in-kind
   dividends and discount accretion                         1,285          1,109          3,827          3,301
                                                      -----------    -----------    -----------    -----------

Loss applicable to common stock                       $   (12,356)   $   (37,731)   $   (31,948)   $   (62,262)
                                                      ===========    ===========    ===========    ===========

Weighted average common shares outstanding              1,000,000      1,000,000      1,000,000      1,000,000
                                                      ===========    ===========    ===========    ===========

Loss per common share:
   Loss before discontinued operations
     and extraordinary gain                           $    (12.36)   $    (37.73)   $    (31.95)   $    (60.76)
   Loss on sale of discontinued operations                     --             --             --          (1.50)
                                                      -----------    -----------    -----------    -----------

   Net loss                                           $    (12.36)   $    (37.73)   $    (31.95)   $    (62.26)
                                                      ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.




                                    Page -4-

JPS TEXTILE GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                        Nine Months Ended
                                                                       --------------------
                                                                       August 2,   July 27,
                                                                         1997        1996
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(28,121)   $(58,961)
                                                                       --------    --------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Charges for plant closing, loss on sale of certain operations
         and write down of certain long-lived assets                         --      30,055
       Loss on sale of discontinued operations                               --       1,500
       Depreciation and amortization, except amounts included
         in interest expense                                             14,470      17,444
       Interest accretion and debt issuance cost amortization             7,181       7,219
       Valuation allowance on Gulistan securities                         5,070       5,463
       Deferred income taxes                                               (500)       (500)
       Other, net                                                        (1,724)      3,061
       Changes in assets and liabilities:
         Accounts receivable                                             11,601      16,915
         Inventory                                                       (5,717)     (8,821)
         Prepaid expenses and other assets                               (2,939)       (184)
         Accounts payable                                                (4,087)     (2,139)
         Accrued expenses and other liabilities                          14,494     (13,262)
                                                                       --------    --------
           Total adjustments                                             37,849      56,751
                                                                       --------    --------
     Net cash provided by (used in) operating activities                  9,728      (2,210)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                                      (6,959)     (7,391)
   Cash provided by discontinued operations, net                             --         364
   Proceeds from sales of discontinued operations, net                       --      16,778
                                                                       --------    --------
     Net cash provided by (used in) investing activities                 (6,959)      9,751
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Financing costs incurred                                                (100)       (301)
   Revolving credit facility repayments, net                               (910)     (5,494)
   Proceeds from issuance of long-term debt                                  --          29
   Repayment of long-term debt                                           (1,990)     (1,931)
                                                                       --------    --------
     Net cash used in financing activities                               (3,000)     (7,697)
                                                                       --------    --------

Net decrease in cash                                                       (231)       (156)
Cash at beginning of period                                               1,460       1,352
                                                                       --------    --------

Cash at end of period                                                  $  1,229    $  1,196
                                                                       ========    ========

Supplemental cash flow information:
   Interest paid                                                       $  5,960    $ 28,217
   Income taxes paid                                                        147         680
   Non-cash financing activity - Senior redeemable preferred
     stock dividends-in-kind                                                 --       2,319


See notes to condensed consolidated financial statements.




                                    Page -5-

JPS TEXTILE GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         JPS Textile Group, Inc. ("JPS" or the "Holding Company") and subsidiaries (collectively with JPS, the "Company") have prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 2, 1997 and for all periods presented have been made.

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

         As discussed in Note 2, JPS filed on August 1, 1997 its voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case No. 97-45133). This petition was filed at the Holding Company level only. The Company's operating subsidiaries are not a party to and are not debtors in the chapter 11 case and their operations are unaffected thereby. The financial statements of the Company are prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

         The Company's financial statements as of August 2, 1997 have been prepared in accordance with Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7"). In accordance with SOP 90-7, all prepetition liabilities of JPS that are subject to compromise under the plan of reorganization are segregated in the Company's condensed consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the chapter 11 case rather than as estimates of the amounts for which those allowed claims may be settled as a result of the Plan of Reorganization (as defined in Note 2). As of the effective date of the Plan of Reorganization, the Company will adopt "fresh start" reporting as defined in SOP 90-7. In accordance with "fresh start" reporting, the reorganization value of the Company will be allocated to the emerging entity's specific tangible and identified intangible assets. Any excess reorganization value will be reported as "reorganization value in excess of amounts allocable to identifiable assets". The Company intends to amortize such excess, if any, over a twenty-year period. As a result of the adoption of such "fresh start" reporting, the Company's post-emergence financial statements ("successor") will not be comparable with its pre-emergence financial statements ("predecessor"), including the historical financial statements included in this quarterly report.




                                    Page -6-

         The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expenses directly related to the debt restructuring and reorganization. Interest expense on the Holding Company's Old Debt Securities (as defined in Note 2) has been reported to August 1, 1997, the petition date. Such interest expense was not reported subsequent to that date because it will not be paid during the bankruptcy case and will not be an allowed claim under the Plan of Reorganization. The difference between reported interest expense and stated contractual interest expense is approximately $178,000 for this two-day period.

         In accordance with SOP 90-7, a significant portion of the Company's outstanding debt and related accrued interest are classified as "liabilities subject to compromise" at August 2, 1997. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. See Note 3 for a complete description of liabilities subject to compromise.

         The accompanying condensed consolidated financial statements include the financial position and results of operations of the operating subsidiaries of the Company which are not parties to the chapter 11 filing. The following condensed financial statements of JPS have been prepared using the equity method of accounting for reporting the results of operations of all wholly-owned subsidiaries of the Company which are not debtors in the chapter 11 case.

              JPS Textile Group, Inc. (Holding Company)
              Debtor-in-Possession
              Condensed Balance Sheet (Unaudited)
              (In Thousands)

                                                                      August 2, 1997
                                                                      --------------
              ASSETS
              Current assets                                             $     144
              Property, plant and equipment, net                                14
              Prepaid pension costs                                             52
              Investment in subsidiaries, net                              168,919
                                                                         ---------
                  Total                                                  $ 169,129
                                                                         =========

              LIABILITIES AND SHAREHOLDERS' DEFICIT
              Liabilities not subject to compromise:
                  Current liabilities                                    $   2,380
                  Long term liabilities                                         99
                                                                         ---------
                      Total liabilities not subject to compromise            2,479

              Liabilities subject to compromise                            271,082

              Redeemable preferred stock subject to compromise              36,503

              Shareholders' deficit                                       (140,935)

                  Total                                                  $ 169,129
                                                                         =========




                                    Page -7-

              JPS Textile Group, Inc. (Holding Company)
              Debtor-in-Possession
              Condensed Statement of Operations (Unaudited)
              (In Thousands)

                                                                        Three Months Ended    Nine Months Ended
                                                                          August 2, 1997        August 2, 1997
                                                                        ------------------    -----------------
              Selling, general and administrative expenses                    $    715              $  2,362
              Equity in earnings of subsidiaries                                  (976)               (4,770)
              Interest expense                                                   8,000                24,053
              Debt restructuring fees and expenses                               3,332                 6,476
                                                                              --------              --------
              Net loss                                                         (11,071)              (28,121)
              Preferred stock dividends-in-kind and discount accretion           1,285                 3,827
                                                                              --------              --------
              Net loss applicable to common stock                             $(12,356)             $(31,948)
                                                                              ========              ========

2.       Financial Restructuring and Chapter 11 Case

         On May 16, 1997, JPS, JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital"), and an informal committee (the "Unofficial Bondholder Committee") of institutions that owned, or represented beneficial holders that owned, approximately 60% of the Company's outstanding 10.85% senior subordinated discount notes, 10.25% senior subordinated notes and 7% subordinated debentures (collectively, the "Old Debt Securities"), reached an agreement in principle on the terms of a restructuring to be accomplished pursuant to a joint plan of reorganization for JPS proposed by JPS and JPS Capital (the "Plan of Reorganization") under chapter 11 of the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and the Series A Senior Preferred Stock (the "Old Senior Preferred Stock") to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

         On August 1, 1997, JPS commenced its voluntary reorganization case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and filed the Plan of Reorganization and the Disclosure Statement. None of JPS's subsidiaries, including JPS Capital which is a co-proponent of the Plan of Reorganization, has commenced a case under the Bankruptcy Code. Pursuant to orders of the Bankruptcy Court entered on September 9, 1997, after notice and hearings thereon, the Bankruptcy Court approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization, and confirmed the Plan of Reorganization. JPS anticipates that the Plan of Reorganization will become effective before the end of September 1997 (the date of such effectiveness being the "Effective Date").

         Through the implementation of the Plan of Reorganization on and after the Effective Date, JPS's most significant financial obligations will be restructured. As a result of the restructuring: $240,091,318 in face amount of outstanding Old Debt Securities will be converted to, among other things, $14 million in cash, 99.25% of the shares of JPS's new common stock to be issued on the Effective Date and $34 million in




                                    Page -8-
         aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes to be issued by JPS Capital on the Effective Date (the "Contingent Notes"); the Old Senior Preferred Stock, the Series B Junior Preferred Stock and the old common stock will be canceled; warrants to purchase up to 5% of the new common stock (the "New Warrants') will be issued to holders of Old Senior Preferred Stock; and the obligations of the Company under its working capital facility will be satisfied and a new working capital facility will be obtained. JPS's senior management will receive approximately 0.75% of the new common stock in lieu of payment under the contractual retention bonus agreements described in Note 9 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. As a result of the restructuring, the Company's only significant debt obligation will be its obligations under the new working capital facility.

3.       Liabilities Subject to Compromise

         Liabilities included in the accompanying condensed consolidated balance sheet at August 2, 1997, which are subject to compromise under the terms of the Plan of Reorganization are as follows:

              10.85% Senior Subordinated Discount Notes       $109,247
              10.25% Senior Subordinated Notes                  76,773
              7% Subordinated Debentures                        54,071
              Unamortized reorganization discount               (9,489)
              Accrued interest                                  40,480
                                                              --------

              Total liabilities subject to compromise         $271,082
                                                              ========

4.       Inventories (In Thousands):


                                                                August 2,      November 2,
                                                                  1997            1996
                                                                ---------      -----------
              Raw materials and supplies                        $ 12,973        $ 13,155
              Work-in-process                                     16,866          16,912
              Finished goods                                      24,252          18,307
                                                                --------        --------

                   Total                                        $ 54,091        $ 48,374
                                                                ========        ========

5.       Long-Term Debt

         As a result of the Holding Company's commencement of a chapter 11 case on August 1, 1997, the Company's existing senior credit facility, which was scheduled to expire on August 8, 1997, was by its terms automatically extended to the earlier of November 1, 1997 or the effective date of the chapter 11 reorganization. The Company has classified amounts outstanding under its senior credit facility as a current liability in the accompanying condensed consolidated balance sheet.

         Because of the restrictions on the use of borrowings under the existing credit facility as described in Note 6 to the consolidated financial statements in the Company's annual report on Form 10-K, JPS did not make scheduled November 15, 1996 and May 15, 1997 interest payments of approximately $1.9 million each on its subordinated debentures and did not make scheduled December 1, 1996 and June 1, 1997 interest payments of approximately $5.4 million each on its senior subordinated discount notes and approximately $3.6 million each on its senior subordinated notes. In addition, JPS failed to mandatorily redeem, on June 1, 1997, approximately $37.8 million in aggregate principal amount of its senior subordinated discount notes and approximately $31.2 million in aggregate principal amount of its senior subordinated notes.




                                    Page -9-

         The indentures governing the notes and debentures provide for the payment of interest on overdue installments of interest and principal, payable on demand at the rate of 1% per annum in excess of the interest rate then in effect. In the three months and nine months ended August 2, 1997, the Company accrued approximately $0.6 million and $1.1 million under these provisions, all of which remained unpaid as of August 2, 1997. All such interest is subject to being restructured pursuant to the Plan of Reorganization. Such amounts are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheet.

         A revolving credit facility similar to the existing senior credit facility under the restated credit agreement is essential for the Company's continued operations. On the Effective Date, the Company expects to obtain a new revolving credit facility. On August 11, 1997, the Company accepted a proposal from Citicorp Securities, Inc. for a $135 million secured revolving credit facility with a five-year term. Availability under the new facility would be subject to a borrowing base comprised of eligible receivables and inventory and a portion of fixed assets. A letter of credit subfacility in an amount of $20 million would be available as part of the new facility with undrawn face amount of outstanding letters of credit reserved against the total availability under the new facility.

         The new credit facility is subject to completion of Citicorp's collateral review, the approval of the terms and conditions thereof by the Unofficial Bondholder Committee, and the occurrence of the Effective Date of the Plan of Reorganization.

6.       Contingencies

         Warranty Liabilities - The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation and those that may result in future litigation. Based on warranties that were issued on the roofing products, the Company estimates that substantially all the defective roofing product claims will be resolved by 2000. The liability for such defective products was approximately $4.8 million at August 2, 1997 and $6.2 million at November 2, 1996. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of current year operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it is charged to operations in the period in which such determination is made.

         Net Operating Loss Carryforwards - At August 2, 1997, the Company estimates it had regular net operating loss carryforwards for tax purposes of approximately $100.0 million. However, these losses will be substantially reduced and limited in use as a result of the implementation of the Company's Plan of Reorganization (discussed in Note 2). In general, the Internal Revenue Code provides that a debtor in a bankruptcy case, such as the Company's, must reduce its tax attributes--such as its NOL carryforwards and current year NOLs, tax credits, and tax basis in certain assets--by any cancellation of indebtedness ("COD"). COD is the amount by which the indebtedness discharged exceeds any consideration given in exchange therefor. Any reduction in tax attributes generally occurs on a separate company basis. The Company anticipates that it will recognize significant COD, which will result in significant attribute reduction as a result of the exchanges occurring under the Plan of Reorganization. Such attribute reduction will substantially reduce the NOL carryforwards that might otherwise be available to offset future income.




                                    Page -10-

         In addition, any NOLs and carryforwards and certain other tax attributes remaining after the attribute reduction outlined above will be subject to the limitations imposed by Section 382 of the Internal Revenue Code. Such limitations apply on certain changes in ownership, including changes such as those occurring under the Plan of Reorganization. The effect of these limitations is to limit the utilization of the net operation loss carryforwards and certain built-in losses to an amount equal to the value of the Company immediately prior to the ownership change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Even before giving effect to the limitations occurring under the Plan of Reorganization, due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities.

         Sale of Automotive Division/Contingent Notes - In connection with the sale of its Automotive business in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities (principally United States Treasury Securities) designated by management to be available to satisfy possible contingent tax liabilities. The investments are classified as "held-to-maturity" and recorded at amortized cost. As of August 2, 1997 and November 2, 1996, the aggregate fair value of the United States Treasury Securities was approximately $48.0 million and $46.2 million, respectively. As described in Note 2, under the terms of the Plan of Reorganization, the holders of the Holding Company's 10.25% senior subordinated notes and 10.85% senior subordinated discount notes will receive $14 million in cash from these investments and Contingent Notes with an aggregate principal amount of $34 million (subject to adjustment on the maturity date), payable from these investments upon the occurrence of certain events. The respective amounts of the cash distribution and the initial principal amount of the Contingent Notes was determined based on the assumptions used to determine the original amount set aside for contingent tax liabilities related to the 1994 sale of the Company's automotive business with adjustments for certain events arising subsequent to the sale and such original determination.

7.       Senior Preferred Stock

         Dividends on the Company's Old Senior Preferred Stock are cumulative and calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. The Company did not declare and accordingly has not distributed the scheduled November 15, 1996, February 15, 1997 and May 15, 1997 preferred stock dividends of 8,079 shares, 8,203 shares and 8,326 shares, respectively. Under the terms of the Plan of Reorganization discussed in Note 2, on the Effective Date, Old Senior Preferred Stock will be exchanged for warrants to purchase new common stock of the reorganized Holding Company.

8.       Subsequent Events

         On August 12, 1997, pursuant to an agreement between JPS Converter and Industrial Corp., a wholly-owned subsidiary of JPS, and Safety Components Fabrics Technologies, Inc. ("Safety Components"), the Company sold its Dunean manufacturing facility to Safety Components. This facility was closed by the Company in October 1996 and all production equipment and capacity was transferred to other plants. The proceeds from the sale, after expenses and other costs, were approximately $1.0 million.




                                    Page -11-

         On August 28, 1997, pursuant to an agreement between JPS Carpet Corp., a wholly-owned subsidiary of JPS, Gulistan Holdings, Inc. ("Gulistan") and Gulistan Carpet, Inc., the Company sold its debt and equity securities of Gulistan consisting of a $10 million Promissory Note due in November, 2001, $5 million of preferred stock redeemable in November 2005 and warrants to purchase 25% of the common stock of Gulistan. Proceeds from the sale were $2 million. As of August 2, 1997, the carrying value of these securities was reduced to the net realizable value of $2 million resulting in a writedown of the carrying value of the Gulistan securities of approximately $3.0 million. This writedown of the carrying value of the Gulistan securities and writedowns recorded in prior periods during the year are reflected in the accompanying statements of operations for the three months and nine months ended August 2, 1997.

         Pursuant to orders of the Bankruptcy Court entered on September 9, 1997 after notice and hearings thereon, the Bankruptcy Court approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization and confirmed the Plan of Reorganization. JPS anticipates that the Plan of Reorganization will become effective before the end of September 1997.










                                    Page -12-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. The statements contained herein that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in future periods to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, competition from other existing or new textile manufacturers and the Company's ability to complete its financial restructuring and otherwise meet its debt service obligations and other liquidity needs.

                                                                (In Thousands)
                                                 Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                               August 2,     July 27,    August 2,     July 27,
                                                  1997         1996         1997         1996
                                               ---------    ---------    ---------    ---------
NET SALES
   Apparel Fabrics and Products                $  36,813    $  51,227    $ 131,693    $ 167,213
   Industrial Fabrics and Products                50,836       51,618      141,584      141,074
   Home Fashion Textiles                           8,234        7,421       27,911       25,157
                                               ---------    ---------    ---------    ---------
     Net Sales                                 $  95,883    $ 110,266    $ 301,188    $ 333,444
                                               =========    =========    =========    =========

OPERATING PROFIT (LOSS)
   Apparel Fabrics and Products
     Before charges for plant closing and
       loss on sale of certain operations      $    (428)   $     576    $   1,376    $    (707)
     Charges for plant closing and loss
       on sale of certain operations                  --      (20,421)          --      (20,421)
   Industrial Fabrics and Products
     Before charge for writedown of certain
       long-lived assets and loss on sale of
       certain operations                          5,899        4,730       12,393       11,123
     Charge for writedown of certain
       long-lived assets and loss on sale of
       certain operations                             --       (9,634)          --       (9,634)
   Home Fashion Textiles                             380          335        1,649          603
   Indirect Corporate Expenses, net               (1,008)      (1,300)      (3,232)      (4,889)
                                               ---------    ---------    ---------    ---------

     Operating Profit (Loss)                       4,843      (25,714)      12,186      (23,925)

Valuation allowance on Gulistan securities        (2,982)      (1,395)      (5,070)      (5,463)
Interest income                                      761          714        2,232        2,102
Interest expense                                 (10,086)     (10,082)     (30,309)     (29,647)
Restructuring fees and expenses                   (3,332)        (727)      (6,476)        (902)
                                               ---------    ---------    ---------    ---------

Loss before income taxes, discontinued
   operations and extraordinary gain           $ (10,796)   $ (37,204)   $ (27,437)   $ (57,835)
                                               =========    =========    =========    =========




                                    Page -13-

RESULTS OF OPERATIONS

Three Months Ended August 2, 1997 (the "1997 Third Quarter") Compared to the Three Months Ended July 27, 1996 (the "1996 Third Quarter")

Consolidated net sales in the 1997 third quarter decreased 13.0% to $95.9 million from $110.3 million in the 1996 third quarter. Net sales in the Apparel Fabrics and Products segment decreased 28.1% to $36.8 million in the 1997 third quarter from $51.2 million in the 1996 third quarter principally as a result of the sale of the Company's rubber products business in September 1996 and lower unit volume especially for certain commodity-type fabrics woven from spun and filament yarns. Overall, the apparel market was very soft for the 1997 third quarter with both selling prices and unit volume declining from the 1996 third quarter. The rubber products business, which produced and sold elastic apparel products, generated sales of $3.0 million in the 1996 third quarter. Because of a generally weak market environment, increased competition from abroad (particularly in commodity-type fabrics) and decreasing margins, the Company closed its Dunean facility in Greenville, South Carolina in October 1996 and curtailed production at other facilities. The Dunean facility, which produced unfinished woven apparel fabrics, generated net sales in the 1996 third quarter of $4.2 million. The Company has taken a number of steps to improve profitability in the apparel fabrics and products segment, including equipment modernization programs designed to reduce manufacturing cost and the asset sale and plant shutdown described above. In addition, the Company has seen improvement in its open order position for apparel fabrics in recent weeks and expects its operating results in this segment to improve in the future.

Net sales in the Industrial Fabrics and Products segment decreased 1.4% to $50.8 million in the 1997 third quarter from $51.6 million in the 1996 third quarter due to a variety of factors affecting the various industrial product lines. Sales of fiberglass fabrics increased 7.3% to $20.6 million in the 1997 third quarter from $19.2 million in the 1996 third quarter principally due to the increase in sales of electrical composite fabrics used in circuit boards. Demand for these products has increased steadily for the last several years as global requirements for electronic products has grown. Management expects this demand to continue in the foreseeable future. Sales of roofing membrane decreased 7.1% to $15.7 million in the 1997 third quarter from $16.9 million in the 1996 third quarter due to a lower priced mix of products sold in the 1997 third quarter. The volume of yards shipped in the 1997 third quarter remained constant with the 1996 third quarter. Sales of cotton industrial products increased 2.4% to $8.4 million in the 1997 third quarter from $8.2 million in the 1996 third quarter due to an increase in average selling prices. Sales of extruded products increased 35.8% to $7.2 million in the 1997 third quarter from $5.3 million in the 1996 third quarter due primarily to higher demand and new product offerings for certain urethane products used in applications such as athletic footwear and blown film products used in the food processing industry. Sales of industrial rubber products decreased $1.3 million due to the sale of the Company's rubber products business in September 1996.

Net sales for the Home Fashion Textile segment increased 10.8% to $8.2 million in the 1997 third quarter from $7.4 million in the 1996 third quarter principally due to a stronger retail market, development of new products and expansion of the Company's customer base.

Operating results in the 1997 third quarter improved to a profit of $4.8 million from a loss of $25.7 million in the 1996 third quarter. The Apparel Fabrics and Products segment operated at a loss of $0.4 million in the 1997 third quarter compared to a loss of $19.8 million in the 1996 third quarter. Included in the 1996 third quarter are charges of $14.2 million for plant closing and $6.2 million for loss on sale of certain operations. Excluding the effects of these charges, the operating profit decreased to a loss of $0.4 million in the 1997 third quarter from $0.6 million in the 1996 third quarter. Such decrease is attributable to lower selling prices and unit volume and to a $0.5 million increase to the Company's allowances for doubtful accounts.

The Industrial Fabrics and Products segment operated at a profit of $5.9 million in the 1997 third quarter compared to a loss of $4.7 million in the 1996 third quarter. Included in the 1996 third quarter are charges of $8.1 million for writedown of certain long-lived assets and $1.5 million for loss on sale of certain operations.




                                    Page -14-

Excluding the effects of these charges, the operating profit increased to $5.9 million in the 1997 third quarter from $4.9 million in the 1996 third quarter principally due to improved manufacturing and operating efficiencies and a more profitable product mix.

The Home Fashion Textile segment improved to an operating profit of $0.4 million in the 1997 third quarter up slightly from $0.3 million in the 1996 third quarter principally due to the increase in sales volume and improving margins resulting from a more favorable product mix.

Indirect corporate expenses decreased to $1.0 million in the 1997 third quarter compared to $1.3 million in the 1996 third quarter principally due to lower professional and management fees.

As of August 2, 1997, the Company held various securities from the sale, in a prior year, of the assets and business of JPS Carpet Corp., its wholly-owned subsidiary, to Gulistan Holdings, Inc. The Company has not recorded interest income on any of the Gulistan securities and, in accordance with relevant accounting literature, has recorded a valuation allowance against its investment in the securities. As discussed in Note 8 to the condensed consolidated financial statements, the Company subsequently sold these securities to Gulistan Carpet, Inc. for $2.0 million on August 28, 1997. Accordingly, the valuation allowance was increased by approximately $3.0 million in the 1997 third quarter to reduce the carrying value of the securities to the net realizable value of $2.0 million as of August 2, 1997.

Interest expense in the 1997 second quarter was $10.1 million which was consistent with the 1996 third quarter. As discussed in Note 5 to the condensed consolidated financial statements, the Company accrued default interest expense in the 1997 third quarter of approximately $0.6 million. As discussed in Note 1 to the condensed consolidated financial statements, the Company did not record interest expense after August 1, 1997 (the petition date) on its old debt securities. The difference between the reported interest and stated contractual interest on the old debt securities was approximately $178,000 for this two-day period.

Debt restructuring fees and expenses totaled $3.3 million in the 1997 third quarter compared to $0.7 million in the 1996 third quarter. Such expenses represent fees and expenses of the Company's financial advisor, the financial advisor and legal counsel for the Unofficial Bondholder Committee, the Company's legal counsel, and other professionals associated with the Company's financial restructuring. The increase in such expenses in the 1997 third quarter is attributable to the higher level of activity associated with completion of the agreement with the Company's bondholders, solicitation of votes to approve the Plan of Reorganization and commencement of the chapter 11 case on August 1, 1997.

Nine Months Ended August 2, 1997 (the "1997 Nine-Month Period") Compared To The Nine Months Ended July 27, 1996 (the "1996 Nine-Month Period")

Consolidated net sales for the 1997 nine-month period decreased 9.7% to $301.2 million from $333.4 million in the 1996 nine-month period with all the decline occurring in apparel fabrics and products. Net sales in the Apparel Fabrics and Products segment decreased 21.2% to $131.7 million in the 1997 nine-month period from $167.2 million in the 1996 nine-month period principally due to the sale in September 1996 of the Company's rubber products division and a decline in unit volume especially for certain commodity-type products. Overall, the apparel industry has declined in the 1997 nine-month period resulting in lower selling prices and unit volumes for the Company's products. The rubber products division generated sales of $10.2 million in the 1996 nine-month period. The closing of the Dunean facility in October 1996 and the curtailment of certain production at other facilities accounted for decreased sales of approximately $17.1 million in the 1997 nine-month period.




                                    Page -15-

Net sales in the Industrial Fabrics and Products segment increased 0.4% to $141.6 million in the 1997 nine-month period from $141.1 million in the 1996 nine-month period. Sales of fiberglass fabrics increased 4.0% to $57.5 million in the 1997 nine-month period from $55.3 million in the 1996 nine-month period due to the strong demand for electrical composite fabrics used in circuit boards. Sales of roofing membrane increased 3.8% to $41.4 million in the 1997 nine-month period from $39.9 million in the 1996 nine-month period due to the increased demand for the Company's "Hi-Tuff/EP" roofing products. Sales of cotton industrials increased 5.7% to $24.1 million in the 1997 nine-month period from $22.8 million in the 1996 nine-month period due to an increase in average selling prices and an expanded customer base. Sales of extruded products increased 21.6% to $19.7 million in the 1997 nine-month period from $16.2 million in the 1996 nine-month period as a result of increased demand and new product offering for certain urethane products used in athletic footwear and in the food processing industry. Sales of industrial rubber products decreased $3.4 million in the 1997 nine-month period due to the sale of the Company's rubber products business in 1996.

Net sales for the Home Fashion Textile segment increased 10.7% to $27.9 million in the 1997 nine-month period from $25.2 million in the 1996 nine-month period due to the stronger retail market, expanded customer base and enhanced product offerings.

Consolidated operating results in the 1997 nine-month period improved to a profit of $12.2 million from a loss of $23.9 million in the 1996 nine-month period. The Apparel Fabrics and Products segment operated at a profit of $1.4 million in the 1997 nine-month period compared to a loss of $21.1 million in the 1996 nine-month period. Included in the 1996 nine-month period are charges of approximately $14.2 million for plant closing and $6.2 million for loss on sale of certain operations. Excluding the effects of these charges, the Apparel Fabrics and Products segment operated at a profit of $1.4 million in the 1997 nine-month period compared to a loss of $0.7 million in the 1996 nine-month period. This improvement is attributable to the sale of the rubber products business which generated a $1.7 million operating loss in the 1996 nine-month period and the closing of the Dunean facility.

Operating profit for the Industrial Fabrics and Products segment improved to $12.4 million in the 1997 nine-month period from $1.5 million in the 1996 nine-month period. Included in the 1996 nine-month period are charges of approximately $8.1 million for writedown of certain long-lived assets and $1.5 million for loss on sale of certain operations. Excluding the effects of these charges, the Industrial Fabrics and Products segment operated at a profit of $12.4 million in the 1997 nine-month period compared to $11.1 million in the 1996 nine-month period principally due to improved manufacturing and operating efficiencies and a more favorable mix of products sold.

Operating profit for the Home Fashion Textile segment improved to $1.6 million in the 1997 nine-month period from $0.6 million in the 1996 nine-month period due to the increase in sales volume and improving margin from a more favorable product mix.

Indirect corporate expenses decreased to $3.2 million in the 1997 nine-month period from $4.9 million in the 1996 nine-month period principally due to the $1.1 million charge to other expense in the 1996 six-month period for an early retirement offer accepted by certain employees and lower professional and management fees in the 1997 nine-month period.

The valuation allowance against the Gulistan securities in the nine-month period was $5.1 million compared to $5.5 million in the 1996 nine-month period. As discussed in Note 8 to the condensed consolidated financial statements, these securities were subsequently sold on August 28, 1997 for $2.0 million and the valuation allowance at August 2, 1997 was adjusted to the net realizable value of the securities.




                                    Page -16-

Interest expense in the 1997 nine-month period was $30.3 million or $0.7 million higher than the 1996 nine-month period due to the compounding effects of accretion of debt discounts and non-cash interest and the interest on overdue installments of interest and principal. As discussed in Note 1 to the condensed consolidated financial statements, the Holding Company did not report interest expense, totaling approximately $178,000, on its Old Debt Securities subsequent to August 1, 1997, since such interest will not be paid during the bankruptcy case and will not be an allowed claim.

Debt restructuring fees and expenses were $6.5 million in the 1997 nine-month period compared to $0.9 million in the 1996 nine-month period due to the increased activity of professionals associated with the Company's financial restructuring and chapter 11 case.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). At August 2, 1997, the Company had $9.7 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. The working capital deficit at November 2, 1996 of $257.9 million reflects the classification of the amount outstanding under the Revolving Credit Facility ($85.6 million) and the carrying value of notes and debentures ($237.7 million) as current liabilities. The working capital deficit at August 2, 1997 of $7.2 million reflects the classification of the amount outstanding under the Revolving Credit Facility as a current liability. As discussed in Notes 1 and 3 to the condensed consolidated financial statements, the carrying value of the notes and debentures and related accrued interest as of August 2, 1997 is classified as liabilities subject to compromise.

JPS and its operating subsidiaries (being hereinafter collectively referred to as the "Borrowing Subsidiaries") are parties to the Fourth Amended and Restated Credit Agreement, dated as of June 24, 1994, as amended (the "Restated Credit Agreement"), by and among the financial institutions party thereto, Citibank, N.A. ("Citibank"), as administrative agent and co-agent, and General Electric Capital Corporation ("GECC"), as collateral agent and co-agent. The Restated Credit Agreement, as amended, provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $118 million and (b) a specified borrowing base, which is based upon eligible receivables and inventory of the Borrowing Subsidiaries (the "Borrowing Base"), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it, (ii) letters of credit may not exceed $15 million in the aggregate, and (iii) $20 million of the Revolving Credit Facility is available, not subject to the Borrowing Base, to purchase property, plant and equipment or to finance or refinance such purchases ("Capex Loans"), provided that the aggregate of all revolving credit loans, including Capex Loans, and letters of credit may not exceed the lesser of (A) $118 million and (B) the sum of the Borrowing Base plus $25 million (subject to certain reductions).

Based on the downturn in the apparel fabrics market, increased foreign competition and falling margins, the Company determined that its financial resources would be insufficient to satisfy mandatory redemption requirements of certain of its debt securities due on June 1, 1997. Accordingly, on May 8, 1996, the Company engaged The Blackstone Group L.P. to act as its financial advisor in connection with a potential financial restructuring of its debt obligations. In addition, at the request of the Unofficial Bondholder Committee, the Company agreed to finance the retention of financial and legal advisors to advise the Unofficial Bondholder Committee in connection with such a financial restructuring.




                                    Page -17-

The Company also had discussions with its bank lenders regarding the extension of the term of its revolving credit facility, which had been scheduled to expire on November 1, 1996. In 1996 and 1997, the Company obtained several amendments to its existing credit agreement, which extended the expiration date to August 8, 1997 if the Company had not commenced a case under chapter 11 of the Bankruptcy Code or to the earlier of November 1, 1997 or the effective date of a reorganization under chapter 11 if a case under chapter 11 had been commenced prior to August 8, 1997 (as described below, the Holding Company commenced a case under chapter 11 of the Bankruptcy Code on August 1, 1997). These amendments also restricted capital expenditures, eased certain financial covenants, and prohibited additional borrowings for, among other things, dividends or advances to the Company to pay interest on its notes and debentures. Accordingly, the Holding Company did not make scheduled November 15, 1996 and May 15, 1997 interest payments of approximately $1.9 million each on its subordinated debentures and did not make scheduled December 1, 1996 and June 1, 1997 interest payments of approximately $5.4 million each on its senior subordinated discount notes and approximately $3.6 million each on its senior subordinated notes. In addition, the Holding Company failed to mandatorily redeem, on June 1, 1997, approximately $37.8 million in aggregate principal amount of its senior subordinated discount notes and approximately $31.2 million in aggregate principal amount of its senior subordinated notes. The failure to make these scheduled payments constituted an event of default under the indentures governing these debt securities.

On May 16, 1997, JPS, JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital"), and an informal committee (the "Unofficial Bondholder Committee") of institutions that owned, or represented beneficial holders that owned, approximately 60% of the Company's outstanding 10.85% senior subordinated discount notes, 10.25% senior subordinated notes and 7% subordinated debentures (collectively, the "Old Debt Securities"), reached an agreement in principle on the terms of a restructuring to be accomplished pursuant to a joint plan of reorganization for JPS proposed by JPS and JPS Capital (the "Plan of Reorganization") under chapter 11 of the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and the Series A Senior Preferred Stock (the "Old Senior Preferred Stock") to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

On August 1, 1997, JPS commenced its voluntary reorganization case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and filed the Plan of Reorganization and the Disclosure Statement. None of JPS's subsidiaries, including JPS Capital which is a co-proponent of the Plan of Reorganization, has commenced a case under the Bankruptcy Code. Pursuant to orders of the Bankruptcy Court entered on September 9, 1997, after notice and hearings thereon, the Bankruptcy Court approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization, and confirmed the Plan of Reorganization. JPS anticipates that the Plan of Reorganization will become effective before the end of September 1997 (the date of such effectiveness being the "Effective Date").






                                    Page -18-

Through the implementation of the Plan of Reorganization on and after the Effective Date, JPS's most significant financial obligations will be restructured. As a result of the restructuring: $240,091,318 in face amount of outstanding Old Debt Securities will be converted to, among other things, $14 million in cash, 99.25% of the shares of JPS's new common stock to be issued on the Effective Date and $34 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes to be issued by JPS Capital on the Effective Date (the "Contingent Notes"); the Old Senior Preferred Stock, the Series B Junior Preferred Stock and the old common stock will be canceled; warrants to purchase up to 5% of the new common stock (the "New Warrants') will be issued to holders of Old Senior Preferred Stock; and the obligations of the Company under its working capital facility will be satisfied and a new working capital facility will be obtained. JPS's senior management will receive approximately 0.75% of the new common stock in lieu of payment under the contractual retention bonus agreements described in Note 9 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. As a result of the restructuring, the Company's only significant debt obligation will be its obligations under the new working capital facility.








                                    Page -19-

JPS TEXTILE GROUP, INC.

                           PART II - OTHER INFORMATION
Item

1.       Legal Proceedings

         JPS is currently a debtor-in-possession in a chapter 11 reorganization case (No. 97-45133) pending in the Bankruptcy Court and has been involved in routine proceedings attendant thereto. At a hearing held on September 9, 1997, the Bankruptcy Court confirmed the Plan of Reorganization. JPS anticipates (but can give no assurances) that the Plan of Reorganization will become effective near the end of September 1997. In addition, the Company is involved in various legal proceedings which are routine litigations incidental to the conduct of its business. Management believes that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

2.       Changes in Securities

         As of the effective date of the Company's chapter 11 reorganization, an amended and restated certificate of incorporation will provide that the total number of all classes of stock which the Company shall have authority to issue is 25 million shares, of which 22 million will be shares of new common stock and 3 million will be shares of preferred stock, having a par value of $0.01 per share. All of the Company's current outstanding shares of Class A Common Stock (490,000 shares), Class B Common Stock (510,000 shares), Old Senior Preferred Stock (538,176 shares) and Old Junior Preferred Stock (10,000 shares) will be canceled on the effective date.

3.       Defaults Upon Senior Securities

         (a) The Company did not make scheduled November 15, 1996 and May 15, 1997 interest payments of approximately $1.9 million each on its subordinated debentures and did not make scheduled December 1, 1996 and June 1, 1997 interest payments of approximately $5.4 million each on its senior subordinated discount notes and approximately $3.6 million each on its senior subordinated notes. In addition, the Company failed to mandatorily redeem, on June 1, 1997, approximately $37.8 million in aggregate principal amount of its senior subordinated discount notes and approximately $31.2 million in aggregate principal amount of its senior subordinated notes. The failure to make these scheduled payments constitutes an event of default under the indentures governing these debt securities. As a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. On May 16, 1997, the Company announced it had reached an agreement in principle with the Unofficial Bondholder Committee.

         (b) Dividends on the Company's Old Senior Preferred Stock are cumulative and calculated based on an annual rate of 6% of the liquidation preference and are paid quarterly. Under the terms of various credit agreements, dividends must be in the form of additional shares until 1998. The Company did not declare and accordingly has not distributed the scheduled November 15, 1996, February 15, 1997 and May 15, 1997 Old Senior Preferred Stock dividends of 8,079 shares, 8,203 shares and 8,326 shares, respectively.

4.       Submission of Matters to a Vote of Security Holders

         On June 26, 1997, JPS and JPS Capital commenced a solicitation of votes with respect to the Plan of Reorganization. On July 28, 1997, JPS and JPS Capital completed such solicitation. See Note 2 to the condensed consolidated financial statements for a description of the terms of the Plan of Reorganization. The holders of JPS's Old Senior Subordinated Discount Notes, Old Senior Subordinated Notes, Old Subordinated Debentures and Old Senior Preferred Stock voted to accept the Plan by the requisite majorities required by the Bankruptcy Code. Following is a summary of the voting:




                                    Page -20-

4.       Submission of Matters to a Vote of Security Holders (Continued)

                           # of             # of             $Par                $Par               # of          # of
                          Holders          Holders        Securities          Securities           Shares        Shares
                         Voting in         Voting           Voting              Voting           Voting in       Voting
                         Favor of          Against        in Favor of           Against           Favor of       Against
                         the Plan         the Plan         the Plan            the Plan           the Plan      the Plan
                         ---------        --------        -----------         ----------         ---------      --------
Old Senior                  176              0           $122,081,420              0                  --            --
Subordinated
Discount Notes

Old Senior                  134              1           $ 82,996,256           $10,654              --             --
Subordinated
Notes

Old                         28               3           $ 52,723,380          $583,717              --             --
Subordinated
Debentures

Old Senior                  --              --                 --                --                366,409           0
Preferred Stock

5.       Other Information                                                  None

6.       Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              (10.1) Twelfth amendment to the Fourth Amended & Restated Credit Agreement, dated as of June 27, 1997, by and among the Company, JPS Elastomerics Corp., JPS Converter & Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.

              (10.2) Asset Purchase Agreement dated as of August 12, 1997 between JPS Converter and Industrial Corp. a Delaware Corporation and wholly-owned subsidiary of the Company and Safety Components Fabrics Technologies, Inc. a Delaware Corporation.

              (10.3) Securities Purchase Agreement dated as of August 28, 1997, by and among Gulistan Holdings, Inc., a Delaware Corporation, Gulistan Carpet Inc., a Delaware Corporation and JPS Carpet Corp., a Delaware Corporation and wholly-owned subsidiary of the Company.

              (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

              (27)    Financial Data Schedule

              (99) Order Confirming Amended Joint Plan of Reorganization of JPS Textile Group, Inc. and JPS Capital Corp. Under Chapter 11 of The Bankruptcy Code.






                                    Page -21-

6.       Exhibits and Reports on Form 8-K: (Continued)

         (b)  Current Reports on Form 8-K:

              (1) Report on Form 8-K dated May 16, 1997, containing disclosure of the Company's agreement in principle with an unofficial committee of bondholders, representing more than 60% of its outstanding public debt, to convert 100% of its public bond debt to equity.

              (2) Report on Form 8-K dated June 26, 1997, containing disclosure of the Company's commencement of a solicitation of votes by the holders, as of June 20, 1997 record date, of JPS's 10.25% Senior Subordinated Notes due June 1, 1999, 10.85% Senior Subordinated Discount Notes due June 1, 1999, 7% Subordinated Debentures due May 15, 2000, and Series A Senior Preferred Stock, to accept or reject the Joint Plan of Reorganization of JPS Textile Group and its wholly-owned subsidiary, JPS Capital Corp.

              (3) Report on Form 8-K dated August 1, 1997, containing disclosure of the filing, on August 1, 1997, of the Joint Plan of Reorganization of JPS Textile Group and its wholly-owned subsidiary, JPS Capital Corp., with the United States Bankruptcy Court for the Southern District of New York under chapter 11, title 11, of the United States Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           JPS TEXTILE GROUP, INC.
                           (DEBTOR-IN POSSESSION)


Date: September 16, 1997                /s/ David H. Taylor
     -------------------                ----------------------------------------
                                        David H. Taylor
                                        Executive Vice President - Finance,
                                        Secretary and Chief Financial Officer



                                    Page -22-