Form 10-K405
period 1997-11-01
JPS TEXTILE GROUP INC /DE/
filed 1998-01-30
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 1, 1997

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

           Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, Par Value $.01 per share, 22,000,000 shares authorized;
                    10,000,000 shares issued and outstanding

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

         As of January 30, 1998, there were 8,019,176 shares of the registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: [X]

         As of the date hereof, 10,000,000 of the registrant's Common Stock $.01 par value per share, were issued and outstanding.

                             JPS TEXTILE GROUP, INC.

                                Table of Contents

                                     PART I

Item 1.    BUSINESS...........................................................................................    3

Item 2.    PROPERTIES.........................................................................................   11

Item 3.    LEGAL PROCEEDINGS..................................................................................   11

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................................................   11

                                                      PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED SHAREHOLDER MATTERS........................................................................   12

Item 6.    SELECTED HISTORICAL FINANCIAL DATA.................................................................   13

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................................................   15

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................   24

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................................................   60

                                                     PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................   60

Item 11.   EXECUTIVE COMPENSATION.............................................................................   63

Item 12.   SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT........................................   69

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................   71

                                                      PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.....................................   71

           SIGNATURES.........................................................................................   77

                                     PART I

ITEM 1.    BUSINESS

JPS Textile Group, Inc. is a Delaware corporation incorporated in December 1986, with its principal executive offices located at 555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina 29607; telephone number (864) 239-3900. Unless the context otherwise requires, the terms "JPS" and the "Company" as used in this Form 10-K means JPS Textile Group, Inc. and JPS Textile Group, Inc. together with its subsidiaries, respectively.

THE 1988 ACQUISITION

On May 9, 1988, the Company acquired substantially all the assets of certain operating divisions of J.P. Stevens & Co., Inc. ("J.P. Stevens") in exchange for approximately $527 million in cash and reorganized the newly acquired divisions into wholly-owned subsidiaries. At that time, JPS raised $100 million by issuing certain public debt and equity securities in order to partially finance the acquisition. In June 1989, JPS raised $323.6 million by issuing certain public debt and equity securities to refinance certain outstanding notes and a portion of the indebtedness incurred in connection with the acquisition. Due to prevailing market conditions, the securities were priced for sale at higher rates than JPS anticipated would be necessary at the time of the acquisition. As a result of the high interest rates and a weak business environment for certain of its subsidiaries, JPS realized lower than expected operating earnings and cash flow which, in turn, materially impaired its ability to service its outstanding debt and fund capital expenditures.

THE 1991 RESTRUCTURING

In 1990, JPS negotiated the terms of a recapitalization proposal with a steering committee comprised of institutional holders of a substantial amount of the then-outstanding securities, which culminated in JPS's prepetition solicitation of votes to accept or reject a plan of reorganization under chapter 11, title 11 of the United States Code (the "Bankruptcy Code"). The plan was overwhelmingly accepted. On February 7, 1991, JPS filed a petition for relief under the Bankruptcy Code, and approximately 42 days thereafter, JPS's plan was confirmed by the bankruptcy court and JPS emerged from chapter 11 on April 2, 1991. Pursuant to that plan, in exchange for JPS's outstanding debt securities and JPS's equity securities, JPS issued (i) $100 million in principal amount of senior secured notes due June 1, 1995 and June 1, 1996 (all of which were redeemed in 1994), (ii) $151.1 million in principal amount of 10.85% Senior Subordinated Discount Notes due June 1, 1999 (the "10.85% Notes"), (iii) $125 million in principal amount of 10.25% Senior Subordinated Notes due June 1, 1999 (the "10.25% Notes"), (iv) $75 million in principal amount of 7% Subordinated Debentures due May 15, 2000 (the "7% Subordinated Debentures"), (v) 390,719 shares of Series A Senior Preferred Stock (the "Old Senior Preferred Stock"),
(vi) 10,000 shares of Series B Junior Preferred Stock (the "Old Junior Preferred Stock"), (vii) 490,000 shares of class A common stock, par value $0.01 per share (the "Class A Common Stock") and (viii) 510,000 shares of class B common stock, par value $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Old Common Stock"). The 1991 restructuring did not significantly reduce the amount of JPS's outstanding indebtedness.

DISPOSITIONS OF ASSETS; PLANT CLOSING

Subsequent to the 1991 restructuring, JPS adopted and implemented various strategies aimed at improving and realizing value in its operating subsidiaries. These strategies included, among other things, the exit, through asset sales or otherwise, of certain product lines.

         The Automotive Asset Sale. On June 28, 1994, the Company sold the businesses and assets of JPS Auto, Inc. ("Auto") and the synthetic industrial fabrics division of JPS Converter and Industrial Corp. ("C&I") and JPS's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture) for approximately $283 million.

         The Carpet Asset Sale. On November 16, 1995, JPS and JPS Carpet Corp. ("Carpet") transferred substantially all the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business") to Gulistan Holdings Inc. ("Gulistan Holdings") and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. ("Gulistan Carpet" and, together with Gulistan Holdings, "Gulistan"), for approximately $19 million in cash, a promissory note due November 2001 issued by Gulistan Holdings in the original principal amount of $10 million and payable to the order of Carpet, $5 million of preferred stock of Gulistan Holdings, and warrants to purchase 25% of the common stock of Gulistan Holdings (collectively, the "Gulistan Securities"). On August 28, 1997, the Company sold the Gulistan Securities to Gulistan for $2 million in cash.

         Plant Closing. On August 28, 1996, the Company implemented a plan to close its Dunean plant in Greenville, South Carolina, as a result of management's determination that a permanent decline in the Company's spun apparel business had occurred. This plant had been operating on a reduced schedule due to poor market conditions and financial projections indicated it would continue to do so. This plant was closed on October 28, 1996 and sold on August 14, 1997 for approximately $1.2 million in cash.

         The Rubber Products Group Sale. On September 30, 1996, JPS Elastomerics Corp. ("Elastomerics") sold substantially all the assets of the Company's rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications to Elastomer Technologies Group, Inc. for approximately $5.1 million in cash.

THE 1997 RESTRUCTURING

As a result of the continued downturn in the apparel fabrics market and various other factors, JPS determined that it would be unable to meet certain debt obligations on its public bonds that would become due commencing in June, 1997. Accordingly, on May 15, 1997, JPS, JPS Capital Corp., a wholly owned subsidiary of JPS ("JPS Capital") and an unofficial committee (the "Unofficial Bondholder Committee") comprised of institutions that owned, or represented owners that beneficially owned, approximately 60% of the 10.85% Notes, the 10.25% Notes and the 7% Subordinated Debentures (the "Old Debt Securities") reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a Joint Plan of Reorganization (as amended, the "Plan of Reorganization") proposed by JPS and JPS Capital under chapter 11 of the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and Old Senior Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

On August 1, 1997, JPS commenced its voluntary reorganization case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and filed the Plan of Reorganization and the Disclosure Statement. None of JPS's subsidiaries, including JPS Capital which was a co-proponent of the Plan of Reorganization, commenced a case under the Bankruptcy Code. Pursuant to orders of the Bankruptcy Court entered on September 9, 1997, the Bankruptcy Court (i) approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization and (ii) confirmed the Plan of Reorganization. The Plan of Reorganization became effective on October 9, 1997 (the "Effective Date") resulting in, among other things, the cancellation of the Old Senior Preferred Stock, Old Junior Preferred Stock, and Old Common Stock, and the issuance of 10,000,000 shares of common stock, $.01 par value per share (the "Common Stock").

Through the implementation of the Plan of Reorganization as of the Effective Date, JPS's most significant financial obligations were restructured:
$240,091,318 in face amount of outstanding Old Debt Securities were converted to, among other things, $14 million in cash, 99.25% of the shares of Common Stock and $34 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the "Contingent Notes"); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were cancelled; warrants to purchase up to 5% of the common stock of JPS (the "New Warrants") with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS's senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements. As a result of the restructuring, JPS's only significant debt obligation is its guaranty of the obligations of its operating subsidiaries under the Revolving Credit Facility.

GENERAL

The Company is one of the largest domestic manufacturers of textile and textile-related products for the apparel, industrial and home fashion markets. The Company conducts its operations from ten manufacturing plants in five states and employs approximately 3,700 people.

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

Other Industrial Products. The Company produces a wide variety of other industrial textile products that are used in various industries for many different end uses. Many of these products have characteristics that provide insulation or filtration properties. These specialty fabrics are used in the manufacture of such products as flame-retardant clothing, filtration products, tarpaulins, awnings, athletic tapes, printed circuit boards and advanced composites. In addition, the Company produces urethane products for use in the manufacture of various products such as athletic shoes, "bulletproof" glass, disposable intravenous bags, seamless welded drive belts and tubing.

HOME FASHION TEXTILES

The Company produces a variety of unfinished woven fabrics and yarns for use in the manufacture of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics.

SUBSIDIARIES

JPS's wholly-owned operating subsidiaries include Elastomerics and C&I. JPS's other wholly-owned subsidiaries do not have any significant operations: JPS Capital, International Fabrics, Inc. ("Fabrics"), Auto and Carpet. The operating subsidiaries each have independent administrative, manufacturing, and marketing capabilities for all material aspects of their operations, including product design, customer service, purchasing, and collections. JPS provides all finance and strategic planning services and handles the legal, tax, and regulatory affairs for its subsidiaries. JPS Capital was formed in 1994 as a special purpose subsidiary to hold (and invest) $39.5 million, representing a portion of the proceeds received from the sale of the assets of JPS's automotive division in June 1994, including the assets of Auto. These funds were set aside to satisfy possible contingent tax liabilities incurred in connection with that sale, and will serve as the primary source of payment of any such liabilities. Prior to the Effective Date, the funds held by JPS Capital aggregated approximately $48 million, of which $14 million was distributed on the Effective Date pursuant to the Plan of Reorganization to holders of certain issues of Old Debt Securities on the Effective Date. The funds held by JPS Capital currently aggregate approximately $34 million. In connection with the implementation of the Plan of Reorganization, approximately $34 million in aggregate principal amount (subject to adjustment on the maturity date thereof) of Contingent Notes were issued by JPS Capital on the Effective Date to holders of certain issues of Old Debt Securities.

Auto and Carpet formerly owned and operated JPS's automotive products and carpet businesses, respectively. The assets of those businesses were sold in 1994 and 1995, respectively. See "--Disposition of Assets; Plant Closing."

In addition to its direct ownership interest in the foregoing domestic corporations, JPS has an indirect ownership interest in a foreign corporation. Specifically, in 1996, JPS's wholly-owned subsidiary, Fabrics, acquired a 50% ownership interest in the Mexican corporation, Ingenieria Textil Mexicana, S.A. de C.V. ("ITM"), which is engaged in the manufacture and sale of textile products for the apparel industry in Mexico.

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

The Company has an aggressive capital spending plan to expand capacity in certain segments and improve productivity in other segments, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein. The Company believes that its manufacturing facilities and capital spending plan are sufficient for its production requirements.

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

BACKLOG

Unfilled open orders, which the Company believes are firm, were $73.3 million at November 1, 1997 and $52.6 million at November 2, 1996. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of November 1, 1997 will be filled in the 52-week period ending October 31, 1998 ("Fiscal 1998"). Unfilled open orders, which the Company believes are firm, were approximately $62.9 million at December 31, 1997 compared to $60.8 million at December 31, 1996. The increase in open orders at December 31, 1997 as compared to December 31, 1996 is primarily due to an increase in customer demand for apparel fabrics and products and is representative of a change in the timing of the acceptance of certain orders by the Company. The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a period.

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

EMPLOYEES

The Company currently has approximately 3,700 employees of which approximately 3,200 are hourly and approximately 500 are salaried. The Company's employees are not represented by unions. The Company believes its relations with its employees to be good and has not had any work stoppages or strikes.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Item 1 "BUSINESS" and Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in Fiscal 1998 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, the Company's ability to meet its debt service obligations, competition from a variety of large textile mills and foreign textile manufacturers which export to the U.S., the seasonality of the Company's sales, the volatility of the Company's raw materials cost, and the Company's dependence on key personnel.

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

                                     Square                                                       Square
     Location                       Footage                       Location                       Footage
     --------                       -------                       --------                       -------
       Apparel Fabrics and Products                                    Industrial Fabrics and Products
       ----------------------------                                    -------------------------------
     Laurens, SC                     475,000                      Kingsport, TN                    625,000
     Greenville, SC                  460,000                      Slater, SC                       433,000
     Stanley, NC                     338,000                      Westfield, NC                    237,000
     S. Boston, VA                   286,000                      Easthampton, MA                   50,000
     Rocky Mount, VA                  81,000

              Home Fashion Textiles                                                 All Segments
              ---------------------                                                 ------------
     Lincolnton, NC                  387,000                      New York, NY(1)                   10,000


(1) The New York, NY facility is leased by the Company under a lease agreement which expires on May 30, 1999.

The Company also leases certain other warehouse facilities, various regional sales offices, a subsidiary's corporate office and its corporate headquarters. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.

ITEM 3.       LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings which are routine litigations incidental to the conduct of its business or the conclusion of JPS's chapter 11 case. Management believes that none of this litigation, if determined unfavorably to the Company, would have a material adverse effect on the financial condition or results of operations of the Company. No proceeding was terminated in the fourth quarter of Fiscal 1997 that had a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 1997.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS.

To date, there has been only sporadic trading of the Common Stock in the over-the-counter market. Based upon limited information available, the Company believes that over-the-counter trades of Common Stock have been in the range of $10.50 to $14.50 per share. The Common Stock of the Company has been approved for listing and trading on the Nasdaq National Market System effective January 30, 1998.

As of January 7, 1998, there were approximately 11 holders of record of the Company's Common Stock.

The Company presently intends to retain earnings to fund working capital and for general corporate purposes, and, therefore, does not intend to pay cash dividends on shares of the Common Stock in the foreseeable future. The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing indebtedness (including, without limitation, indebtedness evidenced by the Revolving Credit Facility (as defined below) and refundings and refinancings thereof) and other factors deemed relevant by JPS's Board of Directors.

The Company's ability to pay cash dividends is dependent on its earnings and cash flow. The subsidiaries that are borrowers under certain credit agreements are restricted from paying cash dividends to JPS with respect to their capital stock unless, among other things, JPS and its subsidiaries satisfy certain specified financial tests.

On October 9, 1997 (the Effective Date of the Plan of Reorganization proposed by JPS and JPS Capital and confirmed by order of the Bankruptcy Court entered on September 9, 1997), 10,000,000 shares of Common Stock, par value of $.01 per share, of JPS and warrants to purchase up to 526,316 shares of common stock of JPS at an initial purchase price of $98.76 per share were issued by JPS and distributed pursuant to the Plan of Reorganization.

ITEM 6.       SELECTED HISTORICAL FINANCIAL DATA.
              (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years indicated. The selected historical financial data for each of the five years ended November 2, 1996, the period from November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997 has been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the automotive assets (sold in 1994) and the Carpet Business (sold on November 16, 1995) as discussed in Note 5 to the Consolidated Financial Statements of the Company at Item 8 in this Form 10-K. The financial statements for the period from October 10, 1997 to November 1, 1997 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, certain of the selected financial data for the period from October 10, 1997 to November 1, 1997 is not comparable to the selected financial data of prior periods. Therefore, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company". The selected unaudited pro forma financial data for the fiscal year ended November 1, 1997 gives effect to the Plan of Reorganization and adoption of fresh start reporting as if they had occurred on November 3, 1996. This pro forma information is provided for informational purposes only and should not be construed to be indicative of the results of operations of the Company had the transaction been consummated on the date indicated and is not intended to be predictive of the results of operations of the Company for any future period. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" presented elsewhere herein.

                                                   Predecessor Company                                    Reorganized     Pro Forma
                                     ------------------------------------------------------------------|    Company      -----------
                                                     Fiscal Year Ended                                 |  -----------    (Unaudited)
                                     ----------------------------------------------------   Period from|  Period from    Fiscal Year
                                      10/30/93      10/29/94      10/28/95       11/2/96      11/3/96  |    10/10/97        Ended
INCOME STATEMENT DATA:               (52 Weeks)    (52 Weeks)    (52 Weeks)    (53 Weeks)    to 10/9/97|   to 11/1/97      11/1/97
                                     ----------    ----------    ----------    ----------    ----------|  -----------    -----------
                                                                                                       |
Net sales                             $457,552      $461,871      $472,565      $448,824      $379,643 |    $ 38,728      $418,371
Cost of sales                          396,160       397,921       406,070       397,804       327,667 |      31,058       349,844
                                      --------      --------      --------      --------      -------- |    --------      --------
Gross profit                            61,392        63,950        66,495        51,020        51,976 |       7,670        68,527
Selling, general and                                                                                   |
   administrative expenses              39,023        39,805        39,586        40,579        37,146 |       2,466        40,744
Other income (expense), net             (1,236)       (2,914)       (6,248)       (2,498)         (622)|          11          (611)
Charges for plant closing, loss on                                                                     |
   sale of certain operations and                                                                      |
   writedown of certain                                                                                |
   long-lived assets                        --            --            --       (30,028)          574 |          --           574
                                      --------      --------      --------      --------      -------- |    --------      --------
Operating profit (loss)                 21,133        21,231        20,661       (22,085)       14,782 |       5,215        27,746
Valuation allowance on                                                                                 |
   Gulistan securities                      --            --            --        (4,242)       (5,070)|          --            --
Interest income                             48           749         2,821         2,856         2,744 |          93         1,192
Interest expense                       (60,407)      (55,570)      (39,946)      (40,510)      (32,164)|        (584)       (8,676)
                                      --------      --------      --------      --------      -------- |    --------      --------
Income (loss) before                                                                                   |
   reorganization items, income                                                                        |
   taxes, discontinued operations,                                                                     |
   extraordinary items and                                                                             |
   cumulative effects of                                                                               |
   accounting changes (3)              (39,226)      (33,590)      (16,464)      (63,981)      (19,708)|       4,724        20,262
Reorganization items:                                                                                  |
   Fair-value adjustments                   --            --            --            --        (4,651)|          --            --
   Professional fees and                                                                               |
   expenses                                 --            --            --        (2,255)       (8,420)|          --            --
                                      --------      --------      --------      --------      -------- |    --------      --------

                                                    Predecessor Company                                  Reorganized     Pro Forma
                                     ----------------------------------------------------------------|     Company      -----------
                                                     Fiscal Year Ended                               |   -----------    (Unaudited)
                                     --------------------------------------------------   Period from|   Period from    Fiscal Year
                                      10/30/93      10/29/94     10/28/95      11/2/96     11/3/96   |     10/10/97        Ended
                                     (52 Weeks)    (52 Weeks)   (52 Weeks)   (53 Weeks)   to 10/9/97 |    to 11/1/97      11/1/97
                                     ----------    ----------   ----------   ----------   -----------|   -----------    -----------
                                                                                                     |
Income (loss) before income taxes,                                                                   |
   discontinued operations,                                                                          |
   extraordinary items and                                                                           |
   cumulative effects of                                                                             |
   accounting changes                  (39,226)      (33,590)     (16,464)     (66,236)      (32,779)|         4,724         20,262
Income taxes (benefit)                   1,782         2,800        1,200         (300)       (8,822)|         2,007          8,643
                                      --------     ---------     --------     --------     --------- |   -----------    -----------
Income (loss) before discontinued                                                                    |
   operations, extraordinary                                                                         |
   items and cumulative effects                                                                      |
   of accounting  changes              (41,008)      (36,390)     (17,664)     (65,936)      (23,957)|         2,717         11,619
Discontinued operations,                                                                             |
   net of taxes:                                                                                     |
   Income (loss) from                                                                                |
     discontinued operations            24,165        23,628       (7,079)          --            -- |            --             --
   Net gain (loss) on sale of                                                                        |
     discontinued operations                --       132,966      (26,241)      (1,500)           -- |            --             --
Extraordinary gain (loss) on                                                                         |
   early extinguishment of debt             --        (7,410)      20,120           --       100,235 |            --             --
Cumulative effects of accounting                                                                     |
   changes, net of taxes                (4,988)         (708)          --           --            -- |            --             --
                                      --------     ---------     --------     --------     --------- |   -----------    -----------
Net income (loss)                     $(21,831)    $ 112,086     $(30,864)    $(67,436)    $  76,278 |   $     2,717    $    11,619
                                      ========     =========     ========     ========     ========= |   ===========    ===========
Weighted average number                                                                              |
   of shares outstanding (1)                                                                         |    10,000,000     10,000,000
                                                                                                     |   ===========    ===========
Net income (loss) per common                                                                         |
   share (1)                                                                                         |   $      0.27    $      1.16
                                                                                                     |   ===========    ===========



BALANCE SHEET DATA:                                     10/30/93      10/29/94      10/28/95        11/2/96        11/1/97
                                                       ---------     ---------     ---------     -------------    --------
Working capital, excluding net assets held for sale    $  63,821     $  65,855     $  72,670     $(257,866)(2)    $ 82,132
Total assets                                             532,608       452,811       412,822       335,927         322,381
Total long-term debt, less current portion               522,947       335,472       327,668         4,226 (2)      94,891
Senior redeemable preferred stock                         21,007        24,340        28,171        32,676              --
Shareholders' equity (deficit)                          (111,103)       (2,350)      (37,045)     (108,986)        126,047

(1) Share and per share data are not meaningful on or prior to October 9, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.

(2) All of the Company's senior credit facility revolving line of credit and all of the Company's subordinated notes and debentures are classified as current liabilities as of November 2, 1996.

(3) The following non-cash charges have been included in the determination of income (loss) before reorganization items, income taxes, discontinued operations, extraordinary items and cumulative effects of accounting changes for the periods shown above:


                                                                                                                      Pro Forma
                                                      Predecessor Company                               Reorganized  -----------
                                       ---------------------------------------------------------------    Company    (Unaudited)
                                                       Fiscal Year Ended                             |  -----------  Fiscal Year
                                       ------------------------------------------------   Period from|  Period from     Ended
                                        10/30/93     10/29/94     10/28/95      11/2/96     11/3/96  |   10/10/97    -----------
                                       (52 Weeks)   (52 Weeks)   (52 Weeks)   (53 Weeks)   to 10/9/97|  to 11/1/97     11/1/97
                                       ----------   ----------   ----------   ----------  -----------|  -----------  -----------
                                                                                                     |
Certain non-cash charges to income:                                                                  |
   Depreciation                          $19,799      $22,242      $20,820      $21,756      $16,986 |    $   681      $ 9,230
   Amortization of goodwill                                                                          |
     and other                               969          964          965          983          894 |        165        2,313
   Product liability charge                   --           --        5,000           --           -- |         --           --
   Plant closing, loss on sale of                                                                    |
     certain operations and                                                                          |
     writedown of certain                                                                            |
     long-lived assets                        --           --           --       17,554           -- |         --           --
   Early retirement offer                     --           --           --        1,125           -- |         --           --
   Valuation allowance on                                                                            |
     Gulistan securities                      --           --           --        4,242        5,070 |         --           --
   Other non-cash charges to income        1,957          131          371           --           -- |         --           --
   Non-cash interest                      11,729       11,161        8,818       10,088        7,303 |         20          385
                                         -------      -------      -------      -------      ------- |    -------      -------
                                         $34,454      $34,498      $35,974      $55,748      $30,253 |    $   866      $11,928
                                         =======      =======      =======      =======      ======= |    =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On October 9, 1997, JPS consummated a Plan of Reorganization as discussed in
Item 1 herein under the caption "The 1997 Restructuring". The following discussion should be read in conjunction with Item 1 and with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein.

                                                                                   Reorganized
                                                Predecessor Company                Company (3)               PRO FORMA (4)
                                  ----------------------------------------------    -----------       ----------------------------
                                                                               |                              (UNAUDITED)
                                      Fiscal Year Ended             Period from|   Period from             FISCAL YEAR ENDED
                                  -------------------------           11/3/96  |     10/10/97        ----------------------------
                                   10/28/95        11/2/96          to 10/9/97 |    to 11/1/97        11/2/96            11/1/97
                                  ---------       ---------         -----------|   -----------       ---------          ---------
                                                                               |
NET SALES                                                                      |
Apparel fabrics and                                                            |
   products                       $ 247,846       $ 221,799          $ 167,070 |     $  18,590       $ 221,799          $ 185,660
Industrial fabrics and                                                         |
   products                         191,985         193,001            179,434 |        17,847         193,001            197,281
Home fashion textiles                32,734          34,024             33,139 |         2,291          34,024             35,430
                                  ---------       ---------          --------- |     ---------       ---------          ---------
                                  $ 472,565       $ 448,824          $ 379,643 |     $  38,728       $ 448,824          $ 418,371
                                  =========       =========          ========= |     =========       =========          =========
OPERATING PROFIT                                                               |
   (LOSS)                                                                      |
Apparel fabrics and                                                            |
   products                       $  16,667       $ (22,422)(1)      $   1,210 |     $   2,201       $ (15,063)(1)      $   9,253
Industrial fabrics and                                                         |
   products                           7,590           5,947 (2)         16,748 |         2,652           8,752 (2)         21,241
Home fashion textiles                 1,749             647                976 |           693           1,791              2,980
Indirect corporate expenses,                                                   |
   net                               (5,345)         (6,257)            (4,152)|          (331)         (7,611)            (5,728)
                                  ---------       ---------          --------- |     ---------       ---------          ---------
                                                                               |
Operating Profit (Loss)              20,661         (22,085)            14,782 |         5,215         (12,131)            27,746
                                                                               |
Valuation allowance on                                                         |
   Gulistan securities                   --          (4,242)            (5,070)|            --              --                 --
Interest income                       2,821           2,856              2,744 |            93           1,130              1,192
Interest expense                    (39,946)        (40,510)           (32,164)|          (584)         (8,561)            (8,676)
                                  ---------       ---------          --------- |     ---------       ---------          ---------
                                                                               |
Income (loss) before                                                           |
   reorganization items,                                                       |
   income taxes,                                                               |
   discontinued operations                                                     |
   and extraordinary items        $ (16,464)      $ (63,981)         $ (19,708)|     $   4,724       $ (19,562)         $  20,262
                                  =========       =========          ========= |     =========       =========          =========

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

(3) The financial statements for the period from October 10, 1997 to November 1, 1997 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, the financial information for the period from October 10, 1997 to November 1, 1997 is not comparable to the financial information of prior periods.

(4) The pro forma financial information was prepared for comparison purposes and gives effect to the Plan of Reorganization as if the transactions had occurred on October 29, 1995 (for Fiscal 1996) and November 3, 1996 (for Fiscal 1997). The unaudited pro forma financial information was derived by adjusting the historical consolidated financial statements of the Company for the effects of fresh start accounting as described in Notes 2 and 3 to the Consolidated Financial Statements included in Item 8 herein. Such adjustments primarily relate to decreased depreciation expense resulting from revaluation of the Company's fixed assets, decreased interest expense resulting from extinguishment of Old Debt Securities in the reorganization, increased amortization resulting from reorganization value in excess of amounts allocable to identifiable assets and the elimination of reorganization items, and their related tax effects. This pro forma information is provided for informational purposes only and should not be construed to be indicative of the results of operations of the Company had the transactions been consummated on the respective dates indicated and are not intended to be predictive of the results of operations of the Company for any future period.

RESULTS OF OPERATIONS

FISCAL 1997 (PRO FORMA) COMPARED TO FISCAL 1996 (PRO FORMA)

The financial statements for the period subsequent to the consummation of the Plan of Reorganization (period from October 10, 1997 to November 1, 1997) were prepared under the principles of fresh-start reporting for companies emerging from a plan of reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparisons are made using the pro forma financial information and therefore this discussion addresses such pro forma information.

Consolidated net sales declined $30.4 million (6.8%) from $448.8 million in Fiscal 1996 to $418.4 million in Fiscal 1997. Pro forma operating profit (loss) increased $39.8 million from a pro forma operating loss of $12.1 million in Fiscal 1996 to a pro forma operating profit of $27.7 million in Fiscal 1997. Fiscal 1996 results included charges for plant closings, loss on sale of certain operations, and charges for writedown of certain long-lived assets which totaled $30 million. Excluding such charges for comparative purposes, pro forma operating profit in Fiscal 1996 was $17.9 million. All segments reported improved earnings in Fiscal 1997 compared to Fiscal 1996.

Net sales in Fiscal 1997 in the apparel fabrics and products segment, which includes unfinished woven apparel fabrics (greige goods) and yarn primarily for women's wear declined $36.1 million (16.3%) from $221.8 million in Fiscal 1996 to $185.7 million in Fiscal 1997. Much of this decline in net sales was expected as a result of the Company's actions in Fiscal 1996 to exit certain product lines which included plant closings and asset sales. Net sales in Fiscal 1996 included $12.8 million of apparel elastics sales. As discussed below, the Company sold its rubber products business, which produced these elastic products, in September 1996. Apparel fabric sales declined $20.5 million in Fiscal 1997 primarily as a result of the Company's decision in Fiscal 1996 to close one of its facilities in Greenville, South Carolina and cease production of certain commodity-type apparel fabrics which, due to competitive pressures from abroad, carried very weak margins.

Many participants in the domestic women's apparel industry have suffered from falling margins in recent years as a result of a number of factors, including increased imports of both fabric and garments, generally relaxed consumer attitudes regarding fashion, and price pressures from a troubled retail industry. Many of the Company's customers for apparel fabric (converters) have seen their importance to the industry diminish and their volumes decline. The Company has taken steps to broaden its sales distribution in its apparel fabrics segment to include export sales to Mexico, Europe and other continents. Exports have not comprised a significant portion of the Company's sales in the past. In addition, the Company continually works to develop new fabric constructions and styles in an effort to improve the profitability of its product mix. During Fiscal

1997, the market conditions for certain of the Company's apparel fabrics improved slightly as a result of the exit of certain domestic competitors.

Pro forma operating profit (loss) in Fiscal 1997 for the apparel fabrics and products segment increased by $24.4 million from a $15.1 million pro forma loss to a pro forma operating profit of $9.3 million. Fiscal 1996 included charges of approximately $20.4 million for plant closing and loss on sale of certain operations. Pro forma operating profit before such charges increased by $4.0 million from $5.3 million in Fiscal 1996 to $9.3 million in Fiscal 1997. The improvement is the result of several factors. Fiscal 1997 results were not adversely affected by the negative operating margins associated with the product lines exited during Fiscal 1996. In addition, manufacturing efficiency and productivity have improved as a result of certain capital projects completed during Fiscal 1997. The Company expects to realize further improvements in its cost structure in Fiscal 1998 as a result of these capital expenditures.

Net sales in Fiscal 1997 in the industrial fabrics and products segment, which includes single-ply roofing and environmental membrane, woven fabrics constructed of cotton, synthetics and fiberglass for lamination, insulation, and filtration applications, and extruded urethane products increased $4.3 million (2.2%) to $197.3 million from $193.0 million in Fiscal 1996. Net sales in Fiscal 1996 included $4.0 million of industrial elastic sales. The Company sold its rubber products business, which produced these elastic products, in September 1996 and therefore Fiscal 1997 includes no industrial elastic sales.

Sales of fiberglass fabrics increased $5.0 million in Fiscal 1997 primarily as a result of the continued growth in demand for fabrics used in the manufacture of electrical circuit boards. The Company expects that the global demand for electronic products which has fueled the growth in demand for fiberglass fabric will continue for the foreseeable future. Therefore, the Company has expanded and enhanced its productive capacity and expects to continue to invest in additional machinery and equipment in order to satisfy customer demand and improve product quality. Sales of roofing membrane increased $1.4 million from Fiscal 1996. The Company's "Hi-Tuff/EP" line of roofing products have enjoyed success in recent years as a result of the membrane's competitive price and outstanding performance characteristics. The Company expects its roofing sales to continue to grow as the Company capitalizes on the market enthusiasm for its line of roofing products. Sales of urethane products increased $3.7 million from Fiscal 1996 primarily as a result of stronger demand for certain of the Company's products used in the manufacture of athletic footwear. The Company has been successful in developing a variety of urethane film and sheet products for specific customer requirements. The Company's capital plan involves investments in Fiscal 1998 to increase productive capacity in this area which is expected to allow further sales growth for urethane products. Sales of cotton industrial fabrics increased $3.7 million from Fiscal 1996 due to improved unit volumes and selling prices. Sales of other industrial fabrics declined $5.5 million primarily as a result of the exit of certain low margin products and redirecting such weaving capacity toward more profitable goods.

Pro forma operating profit in Fiscal 1997 for the industrial fabrics and products segment increased by $12.5 million from $8.8 million in Fiscal 1996 to $21.2 million in Fiscal 1997. Included in the Fiscal 1996 pro forma operating profit are charges of approximately $9.6 million for writedown of certain long-lived assets and loss on sale of operations. Adjusting for such charges, pro forma operating profit in Fiscal 1997 increased by $2.8 million (15.2%) from Fiscal 1996. The increases in sales as described above, and the exit of certain low margin product lines, combined with improved operating efficiencies, increased pro forma operating income in Fiscal 1997.

Net sales in Fiscal 1997 in the home fashion textiles segment, which includes woven drapery fabrics and yarns for the home furnishings industry, increased $1.4 million (4.1%) to $35.4 million in Fiscal 1997 from $34.0 million in Fiscal 1996 primarily as a result of new product development and styling which has resulted in higher unit volumes and selling prices.

Pro forma operating profit in Fiscal 1997 for the home fashion textiles segment increased $1.2 million (67%) to $3.0 million from $1.8 million in Fiscal 1996. The aforementioned volume and product mix enhancements were the primary causes for improved operating results. Substantially all of such improvement in pro forma operating increase occurred during the first half of Fiscal 1997.

Indirect corporate expenses (pro forma) declined by $1.9 million from $7.6 million in Fiscal 1996 to $5.7 million in Fiscal 1997. Fiscal 1996 pro forma expenses included a $1.1 million charge resulting from an early retirement offer extended to certain salaried employees. Fiscal 1996 also included an expense of $1.0 million for management services provided by a former shareholder pursuant to a management services agreement. Pursuant to the Plan of Reorganization on the Effective Date, such agreement was cancelled and rejected and claims for rejection damages were waived. Accordingly, no such expense was incurred in Fiscal 1997. Offsetting such decreases were slightly higher employee compensation costs and insurance costs.

Reorganization-related fees and expenses incurred in Fiscal 1997 totaled $8.4 million. These fees and expenses totaled $2.3 million in Fiscal 1996. Such fees and expenses, which represent fees and expenses of the Company's financial advisor, legal counsel and other professionals associated with the Company's financial restructuring and the financial advisor and legal counsel for the holders of a substantial majority of the Company's old outstanding bonds, have been excluded from the pro forma financial statements.

During Fiscal 1997, the Company sold its debt and equity securities of Gulistan Holdings consisting of a $10 million Promissory Note due in November 2001, $5 million of preferred stocks redeemable in November 2005 and warrants to purchase up to 25% of the common stock of Gulistan Holdings. Proceeds from the sale were $2 million. The writedown of the carrying value of the Gulistan securities to $2 million was reported in the period from November 3, 1996 to October 9, 1997. Such writedown, which totaled $4.2 million in Fiscal 1996 and $5.1 million in Fiscal 1997, has been excluded from the pro forma financial statements.

As a result of the application of fresh start accounting as required by Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", a gain on early extinguishment of debt of approximately $100.2 million and reorganization items of approximately $13.1 million were recorded as of the Effective Date. The reorganization items include professional fees and expenses of approximately $8.4 million (discussed above) and fair value adjustments of approximately $4.7 million. These items have been excluded from the pro forma financial information.

FISCAL 1996 COMPARED TO FISCAL 1995

Consolidated net sales from continuing operations declined $23.8 million (5.0%) from $472.6 million in Fiscal 1995 to $448.8 million in Fiscal 1996. Operating profit (loss) from continuing operations decreased $42.8 million from an operating profit of $20.7 million in Fiscal 1995 to an operating loss of $22.1 million in Fiscal 1996. Excluding charges for plant closings, loss on sale of certain operations, and charges for writedown of certain long-lived assets, operating profit for Fiscal 1996 would have been $7.9 million, compared to $25.7 million in Fiscal 1995 (excluding the product liability charge). Substantially all of the declines in sales and operating profits are attributable to the apparel fabrics segment.

Net sales in Fiscal 1996 in the apparel fabrics and products segment declined $26.0 million (10.5%) from $247.8 million in Fiscal 1995 to $221.8 million in Fiscal 1996. Fiscal 1996 saw the continuation of the trend of weakened demand for apparel fabrics which began during the second half of Fiscal 1995.

Apparel fabric sales declined $22.3 million in Fiscal 1996 as a result of lower unit volume combined with lower average selling prices. Fiscal 1996 was marked by generally poor retail women's apparel sales, increased competitive pressures from abroad (particularly in commodity-type fabrics), and falling margins. As a result of this weaker demand, the Company curtailed production for most of its apparel fabrics, and experienced a less favorable product mix with a higher ratio of commodity-type fabrics than was experienced in Fiscal 1995. These and other conditions led management to conclude in the third fiscal quarter of 1996 that one of its facilities in Greenville, South Carolina should be closed. The plant, which was closed on October 28, 1996, had been operating on a significantly reduced production schedule and was not cost-effective. The accompanying consolidated statement of operations for Fiscal 1996 includes a "charge for plant closing" of approximately $14.2 million related principally to the loss on impairment of the plant in accordance with SFAS No. 121, employee severance costs and estimated costs of equipment relocation.

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

Operating loss in Fiscal 1996 for the apparel fabrics and products segment decreased by $39.1 million to a $22.4 million loss from a $16.7 million profit in Fiscal 1995. Included in the Fiscal 1996 operating loss are charges of approximately $14.2 million for plant closing and $6.2 million for loss on sale of certain operations. Operating profit (loss) in Fiscal 1996 for the apparel fabrics and products segment before the charges for plant closing and loss on sale of certain operations declined by $18.7 million to a $2.0 million loss from a $16.7 million profit in Fiscal 1995. Such decline results from the significantly lower unit volume and the lower margins associated with the Fiscal 1996 product mix.

Net sales in Fiscal 1996 in the industrial fabrics and products segment increased $1.0 million (0.5%) to $193.0 million from $192.0 million in Fiscal 1995. Sales of fiberglass fabrics increased $7.7 million from Fiscal 1995 as a result of the continued growth in demand for fabrics used in the manufacture of electrical circuit boards. Sales of roofing membrane increased $8.8 million from Fiscal 1995, as a result of the continued success of the Company's "Hi-Tuff/EP" line of roofing products, which was introduced in late 1993. Sales of extruded urethane products increased $1.9 million from Fiscal 1995 as a result of the Company's expanded productive capacity and success in developing and satisfying the specification-driven customer requirements for urethane products. Sales of cotton industrial fabrics declined $12.8 million as a result of weak markets and intense foreign competition, particularly from China. Sales of other industrial fabrics and products declined $4.6 million primarily as a result of exiting certain industrial fabric markets during late 1995.

Operating profit in Fiscal 1996 for the industrial fabrics and products segment decreased by $1.7 million from $7.6 million in 1995 to $5.9 million in 1996. Included in the Fiscal 1996 operating profit are charges of approximately $8.1 million for writedown of certain long-lived assets and $1.5 million for loss on sale of certain operations. Operating profit in Fiscal 1996 for the industrial fabrics and products segment before the charge for the writedown of certain long-lived assets and loss on sale of certain operations increased $7.9 million (105%) to $15.5 million from $7.6 million in Fiscal 1995. Fiscal 1995 operating profit reflects a charge of $5 million related to product liability costs. No such charge occurred in Fiscal 1996. The aforementioned sales volume increases in roofing, fiberglass, and extruded urethane products, combined with improved manufacturing and operating efficiencies, increased operating profits. Partially offsetting these improvements, however, are the effects of lower sales volumes of cotton industrial fabrics and other synthetic industrial fabrics. Curtailed production schedules in the Company's cotton manufacturing facility and the resulting under-absorption of costs were negative influences on operating profit.

As a result of the Company's assessment of the market conditions for its cotton industrial fabrics, management concluded that its plant in Kingsport, Tennessee, which manufactures such fabrics, was impaired under the criteria of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires a writedown to fair value in circumstances in which the expected future net cash flows from the operation of the plant are less than its carrying value. The accompanying consolidated statement of operations for Fiscal 1996 includes a charge, "writedown of certain long-lived assets", of $8.1 million for the excess of the carrying amount of this plant over its estimated fair value.

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

Net sales in Fiscal 1996 in the home fashion textiles segment increased $1.3 million (3.9%) to $34.0 million from $32.7 million in Fiscal 1995 due primarily to an increase in yarn sales. Sales of home furnishings fabrics in Fiscal 1996 were approximately flat with Fiscal 1995. Demand for the Company's woven fabrics used in home decoration has been in decline for several years.

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

During Fiscal 1996, Gulistan reported net losses of approximately $4.5 million before interest expense on the promissory note held by the Company. Accordingly, the Company did not record interest income on any of the Gulistan securities held by the Company. Also, in accordance with relevant accounting literature, the Company recorded a valuation allowance against its investment in the Gulistan securities and a corresponding charge to income of $4.2 million as a result of the net loss ($4.5 million reduced by the $0.3 million of common equity held by Gulistan management) incurred by Gulistan during Fiscal 1996.

Interest expense in Fiscal 1996 was $40.5 million, or $0.6 million more than Fiscal 1995 due primarily to the compounding effect of accretion of debt discounts and non-cash interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On the Effective Date, Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement, dated as of the Effective Date (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount ($55,000,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and
(ii) letters of credit may not exceed $20 million in the aggregate. The maturity date of the Revolving Credit Facility is October 9, 2002. Until the delivery of the Company's certificate with respect to its compliance with the terms of the Credit Agreement during its second fiscal quarter of 1998 (the date of such delivery being the "Delivery Date"), all loans outstanding under the Revolving Credit Facility bear interest at either (i) the Eurodollar Rate (as defined in the Credit Agreement) plus 1.5% per annum or (ii) the Base Rate (as defined in the Credit Agreement) and, thereafter, will bear interest at the Base Rate or the Eurodollar Rate plus an applicable margin (the "Applicable Margin") based upon the Company's consolidated leverage ratio (which margin will not exceed
 .25% for Base Rate borrowings and 1.75% for Eurodollar Rate borrowings). The weighted average interest rate at November 1, 1997 is approximately 7.33%. The Company currently pays (i) a fee of .375% per annum on the average unused commitments under the Revolving Credit Facility until the Delivery Date and thereafter such fees will be reduced to .25% per annum if a specified leverage ratio is satisfied and (ii) a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of November 1, 1997, unused and outstanding letters of credit totaled $2,040,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At November 1, 1997, the Company had approximately $40.7 million available for borrowing under the Revolving Credit Facility.

The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. As of November 1, 1997, the Company was in compliance with these restrictions and all financial covenants.

Net cash provided by operations increased by approximately $2.0 million in the combined periods from November 3, 1996 to October 9, 1997 and October 10, 1997 to November 1, 1997 (Fiscal 1997) compared to Fiscal 1996 primarily due to a decrease in interest payments associated with the Old Debt Securities offset by the payment of $14.0 million to holders of the 10.85% Notes and 10.25% Notes as part of the Plan of Reorganization. Working capital at November 1, 1997 was $82.1 million compared to a deficit of $257.9 million at November 2, 1996. This increase of $340.0 million is primarily due to the effects of the consummation of the Plan of Reorganization including the conversion of approximately $271.1 million of Old Debt Securities and the reclassification of the borrowings under the Revolving Credit Facility from current liabilities to long-term debt.

The Company expects that its planned capital expenditures in Fiscal 1998 of approximately $25 million will be funded by cash from operations, bank and other equipment financing sources. At November 1, 1997, the Company had commitments for capital expenditures of approximately $1.5 million.

The Company has reviewed Year 2000 issues related to its management information systems. The Company does not believe that Year 2000 issues are likely to materially affect the Company's business, operations or financial condition.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products; however, market conditions sometimes preclude this practice.

For the period from October 10, 1997 to November 1, 1997, the Company recorded a tax expense of $2.0 million. The tax expense includes the utilization of a portion of the deferred tax asset, described below, which was recorded as of the Effective Date of the Plan of Reorganization of the Company. The effective tax rate exceeds the statutory federal income tax rate due to the impact of items not deductible for federal income tax purposes and because of state income taxes. See Note 11 to the Consolidated Financial Statements for additional information.

The Company recorded a tax benefit for the period ending October 9, 1997 of approximately $8.8 million. This consists of a benefit from the implementation of the Plan of Reorganization net of state taxes on subsidiary operations that could not be offset by operating loss carryovers or current year losses of JPS or its subsidiaries. The benefit arose as consummation of the Plan of Reorganization substantially deleveraged JPS. Accordingly, the reserve established against the deferred tax assets that was required due to the operating history was significantly reduced. However, the deferred tax asset attributable to the net operating loss carryforwards was also reduced as a result of the reduction in net operating loss carryforwards that is required for reorganizations such as that provided in the Plan of Reorganization. The reduction in reserves and reduction in deferred tax liabilities exceeded the reduction in the gross deferred tax asset by a net amount of $9.7 million thus resulting in a deferred tax benefit. The recording of the tax benefit and the net deferred tax asset reflects the Company's determination that it is more likely than not that these deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of deferred tax liabilities or operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

The Internal Revenue Code (the "Code") provides that there are no taxes payable on gains such as the extraordinary gain on early extinguishment of debt that was realized on the reorganization of the Company in the period from November 3, 1996 to October 9, 1997. However, the Company is required under provisions of the Code to reduce certain net operating loss carryforwards and certain other tax attributes as a result of such gain. The Company estimates that beginning net operating loss carryovers will be reduced by approximately $60 million. In addition, alternative minimum tax credit carryovers will be reduced by approximately $0.7 million. As a result of valuation allowances on these assets, there is no tax expense attributable to such reductions. In addition to attribute reduction, any remaining net operating loss carryforwards and certain other tax attributes are subject to the limitations imposed by Section 382 of the

Code. The effect of these limitations is to limit the utilization of the approximately $28 million in remaining net operating loss carryovers and certain other attributes to an annual amount equal to the value of the Company immediately after the ownership change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate as of the date of reorganization.

The Company recorded a net $0.3 million income tax benefit on continuing operations in Fiscal 1996. The Company had a $0.5 million deferred state tax benefit from the charge for the plant closing and writedown of certain long-lived assets. While no tax expense resulted from applying the statutory tax rate to the loss before income taxes, the Company was not able to fully offset subsidiary income in all tax jurisdictions with net operating losses of the Company or other subsidiaries or operating loss carryovers. As a result, $0.2 million current year provision for state income taxes was required. In Fiscal 1995, the Company recorded $0.6 million in tax liabilities resulting from the gain on the open market purchases of certain of its debt securities. Such amount was recorded as a reduction of the extraordinary gain from early extinguishment of debt. The loss recorded on the disposition of the Carpet Business was not currently recognizable for tax purposes. The Company recorded no net tax benefit in its financial statements due to uncertainties surrounding the Company's ability to utilize such losses in the future.

During Fiscal 1994, the Company utilized approximately $141 million of net operating loss carryforwards to offset the gain on sale of the automotive assets. Income tax expense incident to the sale was reduced by approximately $49 million as a result of such utilization. Federal alternative minimum and state taxes of approximately $2.8 million were recognized as a result of the sale. Although the Company believes use of its net operating loss carryforwards to offset the gain on the automotive assets will more likely than not be sustained under existing tax laws, uncertainty exists primarily due to the fact that applicable regulations under Section 382 of the Code have not been issued. Therefore, in accordance with provisions of the indentures governing the Old Debt Securities, the Company set aside, in a special-purpose subsidiary, a portion ($39.5 million) of the net proceeds from the sale of the automotive assets to satisfy, if necessary, these possible contingent tax liabilities. As of November 1, 1997 and November 2, 1996, the aggregate fair value of the investments was approximately $34.6 million and $46.2 million, respectively. Under the terms of the Plan of Reorganization, the holders of the 10.25% and 10.85% Notes received $14 million in cash from these investments and Contingent Notes with an aggregate principal amount of $34 million (subject to adjustment on the maturity date), payable from these investments upon the occurrence of certain events. The respective amounts of the cash distribution and the initial principal amount of the Contingent Notes were determined based on the assumptions used to determine the original amount set aside for contingent tax liabilities related to the 1994 sale of the Company's automotive business with adjustments for certain events arising subsequent to the sale and such original determination. A current liability in an amount equal to the approximate aggregate fair value of invested funds is recorded in the Company's Consolidated Balance Sheet as of November 1, 1997.

Even before giving effect to the previously described limitations on use of net operating loss carryforwards occurring under the Plan of Reorganization, due to the Company's operating history, it was uncertain that it would be able to utilize all deferred tax assets. Therefore, for years ending prior to November 1, 1997, a valuation allowance had been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities, exclusive of those related to certain deferred state tax liabilities. As described above, a portion of the valuation allowance was reversed and a tax benefit recognized upon the Effective Date of the Plan of Reorganization.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share", which will be effective during Fiscal 1998. The Company does not believe that the adoption of SFAS No. 128 will have a significant effect on its earnings per share disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

JPS Textile Group, Inc.:

We have audited the accompanying consolidated balance sheets of JPS Textile Group, Inc. and subsidiaries (the "Company") as of November 1, 1997 (Reorganized Company consolidated balance sheet) and November 2, 1996 (Predecessor Company consolidated balance sheet), and the related consolidated statements of operations and shareholders' equity and of cash flows for the period from October 10, 1997 to November 1, 1997 (Reorganized Company consolidated operations), and the consolidated statements of operations, senior redeemable preferred stock and shareholders' equity (deficit) and of cash flows for the period from November 3, 1996 to October 9, 1997 and each of the two years in the period ended November 2, 1996 (Predecessor Company consolidated operations). Our audits also included the financial statement schedule listed in the index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on September 9, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 9, 1997. The accompanying consolidated financial statements as of November 1, 1997 and for the period from October 10, 1997 to November 1, 1997 have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code". Accordingly, the Reorganized Company is a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 1, 1997, and the results of its operations and its cash flows for the period from October 10, 1997 to November 1, 1997 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of November 2, 1996 and the results of its operations and its cash flows for the period from November 3, 1996 to October 9, 1997 and each of the two years in the period ended November 2, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
December 18, 1997

JPS TEXTILE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)



                                                      Predecessor   Reorganized
                                                        Company       Company
                                                      -----------   -----------
                                                      November 2,   November 1,
                                                         1996          1997
                                                      -----------   -----------
ASSETS

CURRENT ASSETS:
    Cash                                               $  1,460      $  3,888
    Accounts receivable, less allowance of $2,511
       in 1996 and $1,053 in 1997 (Note 9)               75,166        79,569
    Inventories (Notes 2, 7, and 9)                      48,374        44,770
    Prepaid expenses and other (Notes 7, 8 and 9)         1,967        37,085
                                                       --------      --------
          Total current assets                          126,967       165,312

PROPERTY, PLANT AND EQUIPMENT, net                      124,004       104,554
    (Notes 2, 7, and 9)

REORGANIZATION VALUE IN EXCESS
    OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
    ASSETS, less accumulated amortization of
    $164 in 1997 (Note 2)                                    --        45,690

EXCESS OF COST OVER FAIR VALUE OF
    NET ASSETS ACQUIRED, less accumulated
    amortization of $7,860 in 1996                       30,506            --

OTHER ASSETS (Notes 2, 7 and 8)                          54,450         6,825












                                                       --------      --------
          Total assets                                 $335,927      $322,381
                                                       ========      ========

                                                         Predecessor     Reorganized
                                                           Company         Company
                                                         -----------     -----------
                                                         November 2,     November 1,
                                                             1996           1997
                                                         -----------     -----------
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                      $  24,708       $ 24,353
    Accrued interest                                          9,608            421
    Accrued salaries, benefits and withholdings
       (Note 12)                                             10,440          9,148
    Other accrued expenses (Notes 7, 12 and 14)              13,987         13,182
    Senior credit facility, revolving line of credit
       (Notes 1, 2 and 9)                                    85,639             --
    Current portion of long-term debt (Note 9)              240,451         36,076
                                                          ---------       --------
       Total current liabilities                            384,833         83,180

LONG-TERM DEBT (Notes 1, 2 and 9)                             4,226         94,891

DEFERRED INCOME TAXES (Notes 2 and 11)                        3,665             --

OTHER LONG-TERM LIABILITIES
    (Notes 2, 7 and 12)                                      19,513         18,263
                                                          ---------       --------

       Total liabilities                                    412,237        196,334
                                                          ---------       --------

COMMITMENTS AND CONTINGENCIES
    (Notes 9, 11 and 12)

SENIOR REDEEMABLE PREFERRED STOCK,
    redemption value of $54,520 in 1996
    (Notes 1, 2 and 10)                                      32,676             --
                                                          ---------       --------

SHAREHOLDERS' EQUITY (DEFICIT)
    (Note 10):
       Junior preferred stock                                   250             --
       Common stock:
          Common stock - Reorganized Company                     --            100
          Common stock - Predecessor Company                     10             --
       Additional paid-in capital                            25,108        123,230
       Retained earnings (deficit)                         (134,354)         2,717
                                                          ---------       --------
          Total shareholders' equity (deficit)             (108,986)       126,047
                                                          ---------       --------

          Total liabilities and shareholders' equity      $ 335,927       $322,381
                                                          =========       ========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)

                                                              Predecessor Company                         Reorganized
                                              ------------------------------------------------------|       Company
                                                        Year Ended                                  | -------------------
                                              -------------------------------        Period from    |     Period from
                                              October 28,         November 2,      November 3, 1996 |   October 10, 1997
                                                  1995                1996        to October 9, 1997| to November 1, 1997
                                              -----------         -----------     ------------------| -------------------
                                                                                                    |
Net sales                                      $ 472,565           $ 448,824           $ 379,643    |      $ 38,728
Cost of sales                                    406,070             397,804             327,667    |        31,058
                                               ---------           ---------           ---------    |      --------
Gross profit                                      66,495              51,020              51,976    |         7,670
Selling, general and administrative                                                                 |
   expenses (Note 12)                             39,586              40,579              37,146    |         2,466
Other income (expense), net (Note 12)             (6,248)             (2,498)               (622)   |            11
Charges for plant closing, loss                                                                     |
   on sale of certain operations                                                                    |
   and writedown of certain                                                                         |
   long-lived assets (Note 6)                         --             (30,028)                574    |            --
                                               ---------           ---------           ---------    |      --------
Operating profit (loss)                           20,661             (22,085)             14,782    |         5,215
Valuation allowance on Gulistan                                                                     |
   securities (Note 5)                                --              (4,242)             (5,070)   |            --
Interest income                                    2,821               2,856               2,744    |            93
Interest expense (Note 9)                        (39,946)            (40,510)            (32,164)   |          (584)
                                               ---------           ---------           ---------    |      --------
Income (loss) before reorganization                                                                 |
   items, income taxes, discontinued                                                                |
   operations and extraordinary items            (16,464)            (63,981)            (19,708)   |         4,724
Reorganization items (Notes 1 and 2):                                                               |
   Fair-value adjustments                             --                  --              (4,651)   |            --
   Professional fees and expenses                     --              (2,255)             (8,420)   |            --
                                               ---------           ---------           ---------    |      --------
Income (loss) before income taxes,                                                                  |
   discontinued operations and                                                                      |
   extraordinary items                           (16,464)            (66,236)            (32,779)   |         4,724
Provision (benefit) for income                                                                      |
   taxes (Note 11)                                 1,200                (300)             (8,822)   |         2,007
                                               ---------           ---------           ---------    |      --------
Income (loss) before discontinued                                                                   |
   operations and extraordinary                                                                     |
   items                                         (17,664)            (65,936)            (23,957)   |         2,717
Discontinued operations (Note 5):                                                                   |
   Loss from discontinued operations              (7,079)                 --                  --    |            --
   Loss on sale of discontinued                                                                     |
     operations, net of taxes of                                                                    |
     $100 in 1995 and $0 in 1996                 (26,241)             (1,500)                 --    |            --
                                               ---------           ---------           ---------    |      --------
Income (loss) before extraordinary                                                                  |
   items                                         (50,984)            (67,436)            (23,957)   |         2,717

                                                              Predecessor Company                         Reorganized
                                              ------------------------------------------------------|       Company
                                                        Year Ended                                  | -------------------
                                              -------------------------------        Period from    |     Period from
                                              October 28,         November 2,      November 3, 1996 |   October 10, 1997
                                                  1995                1996        to October 9, 1997| to November 1, 1997
                                              -----------         -----------     ------------------| -------------------
                                                                                                    |
Extraordinary gain on early                                                                         |
   extinguishment of debt, net of                                                                   |
   taxes of $600 in 1995 and                                                                        |
   $0 in 1997 (Notes 1 and 9)                      20,120                   --             100,235  |               --
                                             ------------         ------------        ------------  |      -----------
Net income (loss)                            $    (30,864)        $    (67,436)       $     76,278  |      $     2,717
                                             ============         ============        ============  |      ===========
                                                                                                    |
Weighted average number of                                                                          |
   common shares outstanding (A)                                                                    |       10,000,000
                                                                                                    |
Net income per common share (A)                                                                     |      $      0.27
                                                                                                           ===========


(A) Share and per share data are not meaningful on or prior to October 9, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF SENIOR REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands)

                                                                                Shareholders' Equity (Deficit)
                                                 Senior             -------------------------------------------------------------
                                                Redeemable                            Junior          Additional        Retained
                                                Preferred            Common         Preferred          Paid-In          Earnings
                                                  Stock              Stock            Stock            Capital          (Deficit)
                                                ----------          -------         ---------         ----------        ---------
Predecessor Company
Balance - October 29, 1994                       $ 24,340           $    10           $ 250           $ 33,444          $ (36,054)

Net loss for 52 weeks                                                                                                     (30,864)
Preferred stock-in-kind dividends
  and discount accretion                            3,831                                               (3,831)
                                                 --------           -------           -----           --------          ---------

Balance - October 28, 1995                         28,171                10             250             29,613            (66,918)

Net loss for 53 weeks                                                                                                     (67,436)
Preferred stock-in-kind dividends
   and discount accretion                           4,505                                               (4,505)
                                                 --------           -------           -----           --------          ---------

Balance - November 2, 1996                         32,676                10             250             25,108           (134,354)

Net income for the period from
   November 3, 1996 to October 9, 1997                                                                                     76,278
Preferred stock-in-kind dividends
   and discount accretion                           3,827                                               (3,827)
Fresh start adjustments                           (36,503)               90            (250)           101,949             58,076
                                                 --------           -------           -----           --------          ---------

Reorganized Company
Balance - October 9, 1997                               0               100               0            123,230                  0

Net income for the period from
   October 10, 1997 to November 1, 1997                                                                                     2,717
                                                 --------           -------           -----           --------          ---------

Balance - November 1, 1997                       $      0           $   100           $   0           $123,230          $   2,717
                                                 ========           =======           =====           ========          =========

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                Predecessor Company                          Reorganized
                                                  ----------------------------------------------------|        Company
                                                            Year Ended                                | -------------------
                                                  ------------------------------       Period from    |     Period from
                                                  October 28,        November 2,     November 3, 1996 |   October 10, 1997
                                                     1995               1996        to October 9, 1997| to November 1, 1997
                                                  ----------         -----------    ------------------| -------------------
                                                                                                      |
CASH FLOWS FROM                                                                                       |
   OPERATING ACTIVITIES                                                                               |
   Net income (loss)                               $(30,864)          $(67,436)          $  76,278    |      $  2,717
                                                   --------           --------           ---------    |      --------
   Adjustments to reconcile net                                                                       |
     income (loss) to net cash                                                                        |
     provided by (used in) operating                                                                  |
     activities:                                                                                      |
       Charges for plant closing,                                                                     |
         loss on sale of certain                                                                      |
         operations and writedown                                                                     |
         of certain long-lived assets                    --             30,028                (574)   |            --
       Loss from discontinued                                                                         |
         operations                                   7,079                 --                  --    |            --
       Loss on sale of                                                                                |
         discontinued operations                     26,241              1,500                  --    |            --
       Extraordinary gain on                                                                          |
         early extinguishment of debt               (20,120)                --            (100,235)   |            --
       Depreciation and amortization,                                                                 |
         except amounts included                                                                      |
         in interest expense                         21,785             22,739              17,880    |           846
       Interest accretion and debt                                                                    |
         issuance cost amortization                   8,818             10,088               7,303    |            20
       Reorganization charges                            --                 --               5,581    |            --
       Tax benefit from reduction                                                                     |
         of valuation allowance                          --                 --              (9,745)   |            --
       Product liability charge                       5,000                 --                  --    |            --
       Deferred income tax                                                                            |
         provision (benefit)                             --               (500)                 --    |         1,256
       Valuation allowance on                                                                         |
         Gulistan securities                             --              4,242               5,070    |            --
       Other, net                                      (498)            (3,163)             (3,229)   |          (295)
       Changes in assets and liabilities:                                                             |
         Accounts receivable                         (1,086)            10,372              10,599    |       (15,002)
         Inventories                                   (685)            (2,635)             (6,920)   |         9,664
         Prepaid expenses and other                                                                   |
           assets                                    (2,505)            (2,348)            (18,565)   |           816
         Accounts payable                              (911)            (3,983)              1,243    |        (1,599)
         Accrued expenses and other                                                                   |
           liabilities                               (7,202)            (1,688)             15,432    |           650
                                                   --------           --------           ---------    |      --------
           Total adjustments                         35,916             64,652             (76,160)   |        (3,644)
                                                   --------           --------           ---------    |      --------
   Net cash provided by (used in)                                                                     |
     operating activities                             5,052             (2,784)                118    |          (927)
                                                   --------           --------           ---------    |      --------

                                                                                                         Reorganized
                                                           Predecessor Company                             Company
                                             ----------------------------------------------------|    -------------------
                                                       Year Ended                                |
                                             ------------------------------        Period from   |        Period from
                                             October 28,        November 2,     November 3, 1996 |     October 10, 1997
                                                1995               1996        to October 9, 1997|    to November 1, 1997
                                             -----------        -----------    ------------------|    -------------------
                                                                                                 |
CASH FLOWS FROM                                                                                  |
   INVESTING ACTIVITIES                                                                          |
   Property and equipment additions            (18,811)            (9,834)           (14,467)    |          (1,618)
   Receipts from discontinued                                                                    |
     operations, net                             3,453                 --                 --     |              --
   Proceeds from sale of                                                                         |
     discontinued operations, net                4,415             17,077                 --     |              --
   Proceeds from sale of certain                                                                 |
     operations                                     --              5,113                988     |              --
   Proceeds from sale of long-term                                                               |
     investments                                    --                 --             49,500     |              --
   Purchase of investments                          --                 --            (33,500)    |              --
                                              --------           --------           --------     |         -------
   Net cash provided by (used in)                                                                |
     investing activities                      (10,943)            12,356              2,521     |          (1,618)
                                              --------           --------           --------     |         -------
                                                                                                 |
CASH FLOWS FROM                                                                                  |
   FINANCING ACTIVITIES                                                                          |
   Financing costs incurred                        (25)              (614)            (1,465)    |             (66)
   Proceeds from issuance of                                                                     |
     long-term debt                              5,000                 29                 --     |              --
   Revolving credit facility                                                                     |
     borrowings (repayments), net               41,808             (6,087)             3,361     |           3,245
   Purchases and repayment of other                                                              |
     long-term debt, net                       (41,384)            (2,792)            (2,655)    |             (86)
                                              --------           --------           --------     |         -------
   Net cash provided by (used in)                                                                |
     financing activities                        5,399             (9,464)              (759)    |           3,093
                                              --------           --------           --------     |         -------
                                                                                                 |
NET INCREASE (DECREASE)                                                                          |
   IN CASH                                        (492)               108              1,880     |             548
Cash at beginning of period                      1,844              1,352              1,460     |           3,340
                                              --------           --------           --------     |         -------
Cash at end of period                         $  1,352           $  1,460           $  3,340     |         $ 3,888
                                              ========           ========           ========     |         =======
                                                                                                 |
SUPPLEMENTAL INFORMATION                                                                         |
   ON CASH FLOWS FROM                                                                            |
   CONTINUING OPERATIONS:                                                                        |
   Interest paid                              $ 33,681           $ 30,709           $  7,944     |         $    24
   Income taxes paid (received), net             3,314                693                (46)    |              (8)
   Non-cash financing activities:                                                                |
     Senior redeemable preferred                                                                 |
     stock dividends-in-kind                     2,936              3,114                 --     |              --

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND BASIS OF PRESENTATION

         Unless the context otherwise requires, the terms "JPS" and the "Company" as used in these Consolidated Financial Statements mean JPS Textile Group, Inc. and JPS Textile Group, Inc. together with its subsidiaries, respectively.

         The 1988 Acquisition - JPS purchased from J.P. Stevens & Co., Inc. ("J.P. Stevens") substantially all of the property, plant and equipment, inventories, certain other assets and the business of five former divisions of J.P. Stevens (the "Predecessor Stevens Divisions") on May 9, 1988 (the "Acquisition"). The purchase was financed through long-term borrowings and the sale of preferred and common stock. The Company operates principally as a manufacturer of apparel fabrics and products, industrial fabrics and products and home fashion textiles. These products are sold primarily to the domestic clothing manufacturing and construction industries. As described in Notes 5 and 6, certain of the acquired businesses and operations have been subsequently sold.

         The 1991 Restructuring - In 1990, JPS negotiated the terms of a recapitalization proposal with a steering committee comprised of institutional holders of a substantial amount of the then-outstanding securities, which culminated in JPS's prepetition solicitation of votes to accept or reject a chapter 11 plan of reorganization. The plan was overwhelmingly accepted. On February 7, 1991, JPS filed a petition for relief under the Bankruptcy Code, and approximately 42 days thereafter, JPS's plan was confirmed by the bankruptcy court and JPS emerged from chapter 11 on April 2, 1991. Pursuant to that plan, in exchange for JPS's outstanding debt securities and JPS's equity securities, JPS issued (i) $100 million in principal amount of senior secured notes due June 1, 1995 and June 1, 1996 (all of which were redeemed in 1994),
         (ii) $151.1 million in principal amount of 10.85% Senior Subordinated Discount Notes due June 1, 1999 (the "10.85% Notes"), (iii) $125 million in principal amount of 10.25% Senior Subordinated Notes due June 1, 1999 (the "10.25% Notes"), (iv) $75 million in principal amount of 7% Subordinated Debentures due May 15, 2000 (the "7% Subordinated Debentures"), (v) 390,719 shares of Series A Senior Preferred Stock (the "Old Senior Preferred Stock"), (vi) 10,000 shares of Series B Junior Preferred Stock (the "Old Junior Preferred Stock"), (vii) 490,000 shares of class A common stock, par value $0.01 per share (the "Class A Common Stock") and (viii) 510,000 shares of class B common stock, par value $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Old Common Stock"). Since this reorganization did not meet the criteria for "fresh-start" accounting, the primary adjustment to historical carrying values as a result of the reorganization was to state the new long-term debt and senior redeemable preferred stock at present values of amounts to be paid determined at appropriate current interest rates as of April 2, 1991, the effective date of the plan. The resulting present value discount was amortized as interest expense or dividends over the life of the related debt or senior redeemable preferred stock instrument using the interest method.

         The 1997 Restructuring - In 1996, JPS, and JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital") commenced negotiations with an unofficial committee (the "Unofficial Bondholder Committee") comprised of institutions that owned, or represented holders that beneficially owned, approximately 60% of the 10.85% Notes, the 10.25% Notes and the 7% Subordinated Debentures (the "Old Debt Securities"). On May 15, 1997, the parties reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a Joint Plan of Reorganization (as amended the "Plan of Reorganization") proposed by JPS and JPS Capital under the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and Old Senior Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

         On August 1, 1997, JPS commenced its voluntary reorganization case under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and filed the Plan of Reorganization and the Disclosure Statement. None of JPS's subsidiaries, including JPS Capital which was a co-proponent of the Plan of Reorganization, commenced a case under the Bankruptcy Code. Pursuant to orders of the Bankruptcy Court entered on September 9, 1997, the Bankruptcy Court (i) approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization and (ii) confirmed the Plan of Reorganization. The Plan of Reorganization became effective on October 9, 1997 (the "Effective Date") resulting in, among other things, the cancellation of the Old Senior Preferred Stock, Old Junior Preferred Stock, and Old Common Stock, and the issuance of 10 million shares of $.01 par value new common stock (the "Common Stock").

         Through the implementation of the Plan of Reorganization as of the Effective Date, JPS's most significant financial obligations were restructured: $240,091,318 in face amount of outstanding Old Debt Securities were converted to, among other things, $14 million in cash, 99.25% of the shares of Common Stock and approximately $34 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the "Contingent Notes"); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were cancelled; warrants to purchase up to 5% of the common stock of JPS (the "New Warrants") with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS's senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements.

2.       FRESH START REPORTING

         The Plan of Reorganization was accounted for pursuant to Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no retained earnings or accumulated deficit as of October 9, 1997. Accordingly, the consolidated financial statements for the periods prior to October 9, 1997 (the "Predecessor Company") are not comparable to consolidated financial statements presented subsequent to October 9, 1997. A black line has been drawn on the accompanying consolidated financial statements and notes thereto to distinguish between the Reorganized Company and Predecessor Company balances.

         The total reorganization value assigned to the Company's assets was determined, by independent valuation, by calculating projected cash flows before debt service requirements, for a three-year period, plus an estimated terminal value of the Company (calculated using a multiple of projected EBITDA), each discounted back to its present value using a discount rate of 10% (estimating the after-tax weighted average cost of capital). The above calculations resulted in an estimated reorganization value attributable to the common stock of approximately $123.3 million of which the Excess Reorganization Value was approximately $45.9 million. The Excess Reorganization Value will be amortized over twenty years.

         As a result of the restructuring and the application of fresh start accounting as required by SOP 90-7, a gain on early extinguishment of debt of approximately $100.2 million and reorganization items of approximately $13.1 million were recorded in the Predecessor Company period ending October 9, 1997.

         The effect of the Plan of Reorganization and the implementation of fresh start accounting on the Company's consolidated balance sheet as of October 9, 1997 was as follows (in thousands) (unaudited):

                                  Pre-Fresh Start                                              Fresh Start
                                   Balance Sheet      Reorganization        Fresh Start       Balance Sheet
                                  October 9, 1997     Adjustments (a)     Adjustments (b)    October 9, 1997
                                  ---------------     ---------------     ---------------    ---------------
Current assets                       $ 125,176                               $    (861)          $124,315
Property, plant and
  equipment, net                       121,299                                 (17,682)           103,617
Reorganization value in
  excess of amounts
  allocable to identifiable
  assets                                                                        45,854             45,854
Excess of cost over fair
  value of net assets
  acquired                              29,612                                 (29,612)                --
Other assets                            54,254           $  (6,555)             (3,637)            44,062
                                     ---------           ---------           ---------           --------
     Total                           $ 330,341           $  (6,555)          $  (5,938)          $317,848
                                     =========           =========           =========           ========
Current liabilities
  excluding current
  portion of long-term
  debt                               $  48,070           $      49                               $ 48,119
Long-term debt including
  current portion                       91,408              36,400                                127,808
Deferred income taxes                    3,665              (3,665)                                    --
Other long-term liabilities             19,878                               $  (1,287)            18,591
Liabilities subject to
  compromise                           271,082            (271,082)                                    --
Senior redeemable
  preferred stock                       36,503             (36,503)                                    --
Capital stock                           21,540             101,790                                123,330
Accumulated deficit                   (161,805)            166,456              (4,651)                --
                                     ---------           ---------           ---------           --------
     Total                           $ 330,341           $  (6,555)          $  (5,938)          $317,848
                                     =========           =========           =========           ========

------------------------------------

(a) To record the transactions associated with the Plan of Reorganization as described in Note 1 and eliminate the deficit in retained earnings.

(b) To record the adjustments to assets and liabilities to reflect their estimated fair value, including the establishment of reorganization value in excess of amounts allocable to identifiable assets.

3.       PRO FORMA FINANCIAL INFORMATION (Unaudited)

         The following unaudited pro forma consolidated statement of operations combines the period from November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997 and reflects the financial results of the Company as if the Plan of Reorganization had been effective November 3, 1996 (in thousands except share and per share data). The pro forma information does not purport to be indicative of the results that actually would have been obtained had such transactions been completed as of the beginning of the period presented or that may be obtained in the future.

                                                                        Year Ended November 1, 1997
                                      ----------------------------------------------------------------------------------------
                                          Predecessor
                                            Company                                Reorganized Company
                                      ------------------| --------------------------------------------------------------------
                                          Period from   |     Period from
                                       November 3, 1996 |  October 10, 1997                        Pro forma
                                      to October 9, 1997| to November 1, 1997      Total          Adjustments       Pro forma
                                      ------------------| -------------------    ---------        -----------      -----------
                                                        |
Net sales                                 $ 379,643     |       $ 38,728         $ 418,371                         $   418,371
Cost of sales                               327,667     |         31,058           358,725         $  (8,881)(a)       349,844
                                          ---------     |       --------         ---------         ---------       -----------
Gross profit                                 51,976     |          7,670            59,646             8,881            68,527
Selling, general and                                    |
  administrative expenses                    37,146     |          2,466            39,612             1,132 (b)        40,744
Other income (expense), net                     (48)    |             11               (37)                                (37)
                                          ---------     |       --------         ---------         ---------       -----------
Operating profit (loss)                      14,782     |          5,215            19,997             7,749            27,746
Valuation allowance on                                  |
  Gulistan securities                        (5,070)    |             --            (5,070)            5,070 (c)            --
Interest income                               2,744     |             93             2,837            (1,645)(d)         1,192
Interest expense                            (32,164)    |           (584)          (32,748)           24,072 (e)        (8,676)
                                          ---------     |       --------         ---------         ---------       -----------
Income (loss) before                                    |
  reorganization items,                                 |
  income taxes and                                      |
  extraordinary items                       (19,708)    |          4,724           (14,984)           35,246            20,262
Reorganization items:                                   |
  Fair-value adjustments                     (4,651)    |             --            (4,651)            4,651 (f)            --
  Professional fees and expenses             (8,420)    |             --            (8,420)            8,420 (f)            --
                                          ---------     |       --------         ---------         ---------       -----------
Income (loss) before income                             |
  taxes and extraordinary                               |
  items                                     (32,779)    |          4,724           (28,055)           48,317            20,262
Provision (benefit) for income                          |
  taxes                                      (8,822)    |          2,007            (6,815)           15,458(g)          8,643
                                          ---------     |       --------         ---------         ---------       -----------
Income (loss) before                                    |
  extraordinary items                       (23,957)    |          2,717           (21,240)           32,859            11,619
Extraordinary gain on early                             |
  extinguishment of debt                    100,235     |             --           100,235          (100,235)(h)            --
                                          ---------     |       --------         ---------         ---------       -----------
Net income (loss)                         $  76,278     |       $  2,717         $  78,995         $ (67,376)      $    11,619
                                          =========     |       ========         =========         =========       ===========
                                                        |
Weighted average number of                              |
  common shares outstanding                             |                                                           10,000,000
                                                        |                                                          ===========
                                                        |
Net income per common share                             |                                                          $      1.16
                                                                                                                   ===========

------------------------------------

(a) The following table details the net adjustment to cost of goods sold related to fresh start accounting:

       Decrease in depreciation expense reflecting revaluation of the Company's
         property, plant and equipment                                                    $    (8,530)
       Net decrease in pension and post-retirement expense reflecting the full
         recognition of unamortized gains and losses on the Effective Date                       (351)
                                                                                          -----------
                                                                                          $    (8,881)
                                                                                          ===========

(b) The following table details the net adjustment to selling, general and administrative expenses:

       Decrease in depreciation expense reflecting revaluation of the Company's
         property, plant and equipment                                                    $      (123)
       Elimination of goodwill amortization                                                      (953)
       Addition of amortization of reorganization value in excess of amounts
         allocable to identifiable assets                                                       2,208
                                                                                          -----------
                                                                                          $     1,132
                                                                                          ===========

(c) Reflects the elimination of the valuation allowance on Gulistan Securities since these assets were sold in connection with the reorganization.

(d) Reflects the elimination of interest income on the $14 million cash distribution to the holders of 10.25% Notes and 10.85% Notes.

(e) The following table details the net adjustment to interest expense related to the reorganization:

       Decrease in interest expense due to exchange of JPS's 10.25% Notes,
         10.85% Notes and 7% Subordinated Debentures                                      $    25,617
       Elimination of amortization of deferred financing costs of the former
         revolving Credit Facility                                                                297
       Amortization of deferred financing costs of the new Credit Agreement                      (344)
       Increase in interest expense resulting from additional borrowings under
         the new Credit Agreement                                                                (489)
       Interest expense on the Contingent Notes                                                (1,009)
                                                                                          -----------
                                                                                          $    24,072
                                                                                          ===========

(f)  Reflects the elimination of reorganization items.

(g) Reflects the estimated income tax effects reflecting the reorganization and the application of fresh start accounting. Pro forma income tax expense is calculated using a 38% effective tax rate times taxable income before amortization of excess reorganization value. Cash tax expense is calculated after giving effect to certain differences in taxable income for tax purposes including the amortization of excess reorganization value and differences in depreciation expense and pension expense.

(h)  Reflects the elimination of the gain on early extinguishment of debt.

4.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include JPS Textile Group, Inc. and its direct subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the allowance for doubtful accounts, reserve for self-insurance liabilities and the reserve for certain defective roofing products sold by the Predecessor Stevens Division operations (discussed in Note 12). Management determines its estimate of the allowance for doubtful accounts considering a number of factors, including historical experience, aging of the accounts and the current creditworthiness of its customers. The Company self-insures, with various insured stop-loss limitations, its workers' compensation, general liability and health claims. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience and third party claims administrator and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. Management believes that its estimates provided in the financial statements, including those for the above-described items, are reasonable and adequate. However, actual results could differ from those estimates.

         Inventories - Inventories are stated at the lower of cost or market. Cost, which includes labor, material and factory overhead, is determined on the first-in, first-out basis.

         Investments - At November 1, 1997, all debt and equity securities are classified as held-for-sale and reported at fair value as determined based on market prices or dealer quotes. At November 2, 1996, all debt and equity securities were classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

         Property, Plant and Equipment - As a result of the adoption of fresh start accounting as described in Note 2, property, plant and equipment was adjusted to estimated fair value as of October 9, 1997 and historical accumulated depreciation was eliminated. Property, plant and equipment is recorded at cost and depreciation is recorded using the straight-line method for financial reporting purposes. The estimated useful lives used in the computation of depreciation are as follows:

            Land improvements                              10 to 45 years
            Buildings and improvements                     25 to 45 years
            Machinery and equipment                         3 to 15 years
            Furniture, fixtures and other                   5 to 10 years

         Excess of Cost Over Fair Value of Net Assets Acquired - Excess of cost over fair value of net assets acquired was being amortized on a straight-line basis over a period of forty years. As a result of the implementation of fresh start accounting as described in Note 2, the excess of cost over fair value of net assets acquired was written off as of October 9, 1997.

         Reorganization Value in Excess of Amounts Allocable to Identifiable Assets - Reorganization value in excess of amounts allocable to identifiable assets results from the application of "fresh start" reporting, as discussed in Note 2, which requires the Predecessor Company's unidentified intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets and is being amortized over a twenty-year period.

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

         Postretirement Benefits - The Company accounts for postretirement benefits other than pensions using the principles of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service. See Note 13 for a further description of the accounting for postretirement benefits.

         Postemployment Benefits - The Company accounts for postemployment benefits using the principles of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting. See
         Note 13 for a further description of the accounting for postemployment benefits.

         Revenue Recognition - The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request.

         Advertising Costs - The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs were approximately $1,355,000 and $1,967,000 in Fiscal 1995 and 1996, respectively, and $1,947,000 and
         $122,000 in the period from November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997, respectively.

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

         Earnings Per Share - Earnings per share is computed by dividing earnings applicable to common stock by the weighted average number of shares of common stock outstanding during the period. In the period from October 10, 1997 to November 1, 1997, the inclusion of additional shares assuming the exercise of stock options and warrants was antidilutive. Therefore, primary and fully diluted earnings per share are the same. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which will be effective during Fiscal 1998. The Company does not believe that the adoption of SFAS No. 128 will have a significant effect on its earnings per share disclosure.

         Cash Flows - For purposes of reporting cash flows, cash includes cash on hand and in banks. The Company has no investments that are deemed to be cash equivalents.

         Fiscal Year - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to October
         31. Fiscal 1995 consisted of fifty-two weeks and Fiscal 1996 had fifty-three weeks. The 1997 fiscal year consisted of fifty-two weeks including the period from November 3, 1996 to October 9, 1997 (Predecessor Company) and the period from October 10, 1997 to November 1, 1997 (Reorganized Company).

         Reclassifications - Certain Fiscal 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

5.       SALE OF DISCONTINUED OPERATIONS

         Carpet Business - On November 16, 1995, pursuant to the terms of an Asset Transfer Agreement dated as of November 16, 1995, by and among JPS, JPS Carpet Corp. ("Carpet"), a wholly-owned subsidiary of JPS, Gulistan Holdings Inc. and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. (collectively, "Gulistan"), the Company and Carpet consummated the sale of substantially all of the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business"). Pursuant to the Asset Transfer Agreement, Gulistan agreed to assume substantially all of the liabilities and obligations associated with the Carpet Business. Gulistan was formed and its common stock is owned by certain members of the former management team at Carpet. The Company and its subsidiaries have agreed, for a three-year period, not to compete directly or indirectly with the business that was sold.

         The consideration for the sale of the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation at the asset transfer date, the Company determined the fair value of these debt and equity securities to be approximately $11.3 million. These debt and equity securities are included in other non-current assets on the November 2, 1996 Consolidated Balance Sheet. As of October 28, 1995, the Company adjusted the net assets of the Carpet Business to their net realizable value, which resulted in a charge to the 1995 Consolidated Statement of Operations of $30.7 million, classified as loss on sale of discontinued operations. The loss on the sale was not currently recognizable for tax purposes and the Company recorded no net tax benefit as a result of this loss due to uncertainties regarding the ability to utilize these losses in future years. Net sales from the discontinued operations of the Carpet Business were $120.1 million in Fiscal 1995.

         In May 1996, the Company and Gulistan agreed on the amount of the post-closing adjustment. As a result, the Company paid a post-closing adjustment of $3.5 million (an estimated post-closing adjustment of $2.0 million was included in the Fiscal 1995 loss on sale of discontinued operations) and recognized in Fiscal 1996 an additional loss of $1.5 million on the sale of discontinued operations. The final amount of net cash proceeds applied by the Company to reduce outstanding borrowings under its senior credit facility was approximately $16.7 million (net of fees, expenses, and the post-closing adjustment resulting from the level of working capital transferred at the closing date).

         The Company did not record interest income on any of the Gulistan securities held by the Company because of net losses reported by Gulistan since the date of sale. Also, in accordance with relevant accounting literature, the Company recorded a valuation allowance against its investment in Gulistan securities and corresponding charges to income of approximately $4.2 million in Fiscal 1996 and $2.1 million in the period from November 3, 1996 to October 9, 1997 as a result of the net losses incurred by Gulistan. On August 28, 1997, the Company sold its investment in the Gulistan securities to Gulistan for $2.0 million in cash resulting in an additional charge of approximately $3.0 million.

         Automotive Businesses - On June 28, 1994, pursuant to the terms of an Asset Purchase Agreement dated May 25, 1994 (the "Asset Purchase Agreement"), by and among JPS, JPS Auto Inc., a wholly-owned subsidiary of JPS ("Auto"), JPS Converter and Industrial Corp., a wholly-owned subsidiary of JPS ("C&I"), Foamex International Inc. ("Foamex") and JPS Automotive Products Corp., an indirect, wholly-owned subsidiary of Foamex ("Purchaser"), the Company consummated the disposition of its automotive assets to the Purchaser.

         The sale price for the automotive assets was approximately $283 million, consisting of $264 million of cash paid at closing and $15 million of assumed debt as of June 28, 1994. In addition, certain post-closing adjustments which resulted in a gain of $4.4 million, net of $0.1 million of taxes, were recognized in Fiscal 1995.

         The Company has allocated to the discontinued operations of the automotive assets and the Carpet Business a pro-rata portion of the interest expense of its senior credit facility, which pro-rata portion was approximately $1.6 million in Fiscal 1995.

6. SALE OF CERTAIN OPERATIONS, PLANT CLOSING AND WRITEDOWN OF CERTAIN LONG-LIVED ASSETS

         Pursuant to an Asset Purchase Agreement dated September 30, 1996 between JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of the Company, and Elastomer Technologies Group, Inc. ("Elastomer") and a Receivables Purchase Agreement dated September 30, 1996 between Elastomerics and the Bank of New York Commercial Corporation, Elastomerics sold substantially all the assets of its rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications (the "Rubber Products Business"). The Rubber Products Business had accounted for sales of $20.7 million and $16.8 million in Fiscal 1995 and 1996 (eleven months), respectively. Under the terms of the agreement, Elastomer agreed to assume substantially all the liabilities and obligations associated with the Rubber Products Business. The Company and its subsidiaries have agreed not to compete directly or indirectly with the business that was sold for a period of two years. The consideration for the Rubber Products Business consisted of approximately $5.1 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on the closing date, and resulted in a loss of approximately $7.7 million. This loss on sale was charged to operations in Fiscal 1996. The net proceeds from the sale, after fees and expenses, was approximately $4.8 million and was used to reduce the Company's outstanding indebtedness. In April 1997, the Company paid $0.3 million to Elastomer as final settlement for certain post-closing adjustments based on the audited amount of net assets transferred.

         On August 28, 1996, the Company implemented a plan to close its Dunean plant in Greenville, South Carolina, as a result of management's determination that a permanent decline in the Company's spun apparel business had occurred. This plant had been operating on a reduced schedule due to poor market conditions and financial projections indicated it would continue to do so. As a result of the plant closing, the accompanying Consolidated Statement of Operations includes a "charge for plant closing" of approximately $14.2 for Fiscal 1996 related principally to the estimated loss on the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", employee severance costs and estimated costs for equipment relocation. The plant closing was completed on October 28, 1996 and the plant was sold on August 14, 1997 for approximately $1.2 million in cash.

         Also, in connection with the Company's review of present and expected conditions in the markets it serves, management determined that its plant in Kingsport, Tennessee, which manufactures cotton fabrics, was impaired under the criteria of SFAS No. 121 because expected future cash flows from the operation of the plant were less than the carrying value of the plant assets. The accompanying Consolidated Statement of Operations for Fiscal 1996 includes a "writedown of certain long-lived assets" of $8.1 million for the excess of the carrying value of the plant over its estimated fair value. Estimated fair value was determined based on an independent appraisal of the plant's property, plant and equipment.

7.       BALANCE SHEET COMPONENTS

         The components of certain balance sheet accounts are (in thousands):

                                                                   Predecessor     Reorganized
                                                                     Company         Company
                                                                   -----------     -----------
                                                                   November 2,     November 1,
                                                                       1996             1997
                                                                   -----------     -----------
Inventories:
  Raw materials and supplies                                        $  13,155       $  12,508
  Work-in-process                                                      16,912          17,168
  Finished goods                                                       18,307          15,094
                                                                    ---------       ---------
                                                                    $  48,374       $  44,770
                                                                    =========       =========
Prepaid expenses and other:
  Investments                                                       $      --       $  34,597
  Deferred current tax                                                     --             867
  Prepaid insurance                                                       620             555
  Other                                                                 1,347           1,066
                                                                    ---------       ---------
                                                                    $   1,967       $  37,085
                                                                    =========       =========
Property, plant and equipment, net:
  Land and improvements                                             $   5,921       $   4,187
  Buildings and improvements                                           42,775          13,548
  Machinery and equipment                                             183,320          81,108
  Furniture, fixtures and other                                         8,116           1,069
                                                                    ---------       ---------
                                                                      240,132          99,912
  Less accumulated depreciation                                      (117,642)           (681)
                                                                    ---------       ---------
                                                                      122,490          99,231
  Construction in progress                                              1,514           5,323
                                                                    ---------       ---------
                                                                    $ 124,004       $ 104,554
                                                                    =========       =========
Other noncurrent assets:
  Unamortized debt issuance costs                                   $     351       $   1,438
  Prepaid pension costs                                                 1,055           2,043
  Deferred income tax                                                      --           3,344
  Investments                                                          52,986              --
  Other                                                                    58              --
                                                                    ---------       ---------
                                                                    $  54,450       $   6,825
                                                                    =========       =========
Other accrued expenses:
  Roofing product liability costs                                   $   3,000       $   1,500
  Taxes payable other than income taxes                                 1,250           1,090
  Income taxes                                                          2,150           3,292
  Other                                                                 7,587           7,300
                                                                    ---------       ---------
                                                                    $  13,987       $  13,182
                                                                    =========       =========
Other long-term liabilities:
  Roofing product liability costs and deferred warranty income      $  14,361       $  14,744
  Accrued postretirement benefit plan liability                         4,808           3,393
  Other                                                                   344             126
                                                                    ---------       ---------
                                                                    $  19,513       $  18,263
                                                                    =========       =========

8.       INVESTMENTS

         In connection with the sale of the Automotive Assets in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities. During 1997, the original investments matured and were reinvested as detailed below. The following table details the original and reinvested amounts at November 2, 1996 and November 1, 1997 (in thousands):

                                                                         1996
                                           --------------------------------------------------------------
         Held to Maturity:                 Adjusted Cost        Gross Unrealized Gains        Fair Value
         -----------------                 -------------        ----------------------        -----------
         U.S. Treasury obligations          $   45,257                 $   437                $    45,694
         Other                                     464                     -                          464
                                            ----------                 -------                -----------
                                            $   45,721                 $   437                $    46,158
                                            ==========                 =======                ===========

                                                                         1997
                                           --------------------------------------------------------------
         Held for Sale:                    Adjusted Cost        Gross Unrealized Gains        Fair Value
         -------------------               -------------        ----------------------        -----------
         U.S. Treasury obligations          $   28,553                     -                  $    28,553
         Corporate obligations                   5,938                     -                        5,938
         Other                                     106                     -                          106
                                            ----------                 -------                -----------
                                            $   34,597                     -                  $    34,597
                                            ==========                 =======                ===========

         At November 2, 1996, the investments are included in other assets and classified as long-term. At November 1, 1997, the investments are included in other current assets because, as discussed in Note 9, the Company expects to use these investments to satisfy certain contingent liabilities in 1998. All investment securities at November 1, 1997 have a contractual maturity of less than one year.

9.       LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                     Predecessor     Reorganized
                                                       Company         Company
                                                     -----------     -----------
                                                     November 2,     November 1,
                                                         1996            1997
                                                     -----------     -----------
Senior credit facility, revolving line of credit      $  85,639       $  92,246
10.85% Notes (including interest due
  at maturity of $6,002)                                115,249              --
10.25% Notes (including interest due at maturity
  of $5,609)                                             82,382              --
7% Subordinated Debentures                               54,071              --
Contingent Notes                                             --          34,540
Equipment financing                                       7,016           4,181
                                                      ---------       ---------
  Total                                                 344,357         130,967
Less reorganization discount:
  10.85% Notes                                           (3,308)             --
  10.25% Notes                                           (2,694)             --
  7% Debentures                                          (8,039)             --
                                                      ---------       ---------
  Total long-term debt                                  330,316         130,967
Less current portion                                   (326,090)        (36,076)
                                                      ---------       ---------
Long-term portion                                     $   4,226       $  94,891
                                                      =========       =========

         Senior Credit Facility - Until the Effective Date, JPS and its operating subsidiaries (being hereinafter collectively referred to as the "Borrowing Subsidiaries") were parties to the Fourth Amended and Restated Credit Agreement, dated as of June 24, 1994, as amended (the "Restated Credit Agreement"), by and among the financial institutions party thereto, Citibank, N.A. ("Citibank"), as administrative agent and co-agent, and General Electric Capital Corporation ("GECC"), as collateral agent and co-agent. The Restated Credit Agreement provided for a revolving credit loan facility and letters of credit (the "Old Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $118 million and (b) a specified borrowing base, which was based upon eligible receivables and inventory of the Borrowing Subsidiaries (the "Borrowing Base"), except that (i) no Borrowing Subsidiary could borrow an amount greater than the Borrowing Base attributable to it, (ii) letters of credit could not exceed $15 million in the aggregate, and (iii) $20 million of the Old Revolving Credit Facility was available, not subject to the Borrowing Base, to purchase property, plant and equipment or to finance or refinance such purchases ("Capex Loans"), provided that the aggregate of all revolving credit loans, including Capex Loans, and letters of credit did not exceed the lesser of (A) $118 million and (B) the sum of the Borrowing Base plus $25 million (subject to certain reductions). Borrowings under the Restated Credit Agreement bore interest at a Base Rate (as defined) plus 1.0% per annum or at the Eurodollar Rate (as defined) plus 2.5% per annum. A fee of 1/2 of 1% per annum was paid on the unused line of credit.

         During the first quarter of Fiscal 1995, the Company borrowed $36,607,000 under the Restated Credit Agreement and made open market purchases of certain of its outstanding notes and debentures with an aggregate face value (including interest due at maturity) of $68,318,000 and a carrying value of $59,225,000. The Company recognized an extraordinary gain from early extinguishment of debt of $20,120,000, net of expenses of $1,898,000 and income taxes of $600,000.

         On the Effective Date, JPS and the Borrowing Subsidiaries entered into the Credit Facility Agreement, dated as of the Effective Date (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount ($55,000,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The maturity date of the Revolving Credit Facility is October 9, 2002. Until delivery of the Company's certificate with respect to its compliance with the terms of the Credit Agreement during the second fiscal quarter of 1998 (the date of such delivery being the "Delivery Date"), all borrowings under the Revolving Credit Facility bear interest at either (i) the Eurodollar Rate (as defined in the Credit Agreement) plus 1.5% per annum or (ii) the Base Rate (as defined in the Credit Agreement) and, thereafter, will bear interest at the Base Rate or the Eurodollar Rate plus an applicable margin (the "Applicable Margin") based upon the Company's consolidated leverage ratio (which margin will not exceed .25% for Base Rate borrowings and 1.75% for Eurodollar Rate borrowings). The weighted average interest rate at November 1, 1997 is approximately 7.33%. The Company currently pays (i) a fee of .375% per annum on the average unused commitments under the Revolving Credit Facility until the Delivery Date and thereafter such fees will be reduced to .25% per annum if a specified leverage ratio is satisfied and (ii) a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. As of November 1, 1997, unused and outstanding letters of credit totaled $2,040,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At November 1, 1997, the Company had $40,714,000 available for borrowing under the Revolving Credit Facility.

         The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA (as defined), minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. As of November 1, 1997, the Company was in compliance with these restrictions and all financial covenants.

         The loans and extensions of credit to the Borrowing Subsidiaries under the Credit Agreement are guaranteed by JPS and its other existing subsidiaries other than JPS Capital, and are secured by the assets of JPS (excluding the stock of JPS Capital) and its existing subsidiaries other than JPS Capital.

         10.85% Notes - The Company issued the 10.85% Notes in the 1991 reorganization. The 10.85% Notes began accruing interest on June 1, 1992 at 10.85% with 9.85% paid semi-annually and 1% payable at maturity. Interest payable at maturity compounded semi-annually at the annual rate of 10.85%. In connection with the 1991 reorganization, the carrying value of the 10.85% Notes was reduced to its estimated net present value using an effective interest rate of 13%. As discussed in
         Note 1, under the terms of the Plan of Reorganization, the discount notes were converted to cash, Common Stock and Contingent Notes as of the Effective Date.

         10.25% Notes - The Company issued the 10.25% Notes in the 1991 reorganization. The 10.25% Notes began accruing interest June 1, 1992 at 10.25% with 9.25% paid semi-annually and 1% payable at maturity. Interest payable at maturity compounded semi-annually at the annual rate of 10.25%. In connection with the 1991 reorganization, the notes were adjusted to their estimated net present value by recording a discount resulting in an effective interest rate of 13%. As discussed in Note 1, under the terms of the Plan of Reorganization, the 10.25% Notes were converted to cash, Common Stock and Contingent Notes as of the Effective Date.

         7% Subordinated Debentures - In connection with the 1991 reorganization, the debentures were adjusted to an estimated net present value by recording a discount of $24,390,000 resulting in an effective interest rate of 13.5%. The subordinated debentures accrued interest at 7%, payable semi-annually. As discussed in Note 1, under the terms of the Plan of Reorganization, the 7% Subordinated Debentures were converted to Common Stock as of the Effective Date.

         Contingent Notes - As discussed in Note 1, on the Effective Date, under the terms of the Plan of Reorganization, JPS Capital, the Company and First Trust National Association, as trustee, entered into an indenture, dated as of the Effective Date (the "Contingent Note Indenture"), pursuant to which JPS Capital issued the Contingent Notes in an initial principal amount of approximately $34 million, subject to adjustment as set forth below. The Contingent Notes are unsecured obligations of JPS Capital and are contingent as to timing and amount of payments.

         The timing and amount of payments due pursuant to the Contingent Notes will depend upon the amount of cash on hand at JPS Capital at maturity, which in turn will depend on the ultimate resolution of certain possible contingent tax liabilities of the Company. JPS Capital was established in 1994 at the time of the Company's sale of its automotive assets. During fiscal year 1994, the Company utilized approximately $141 million of tax net operating loss carryforwards to offset the gain recognized on such sale. Although the Company believes that the use of such carryforwards to offset such gain more likely than not will be sustained under existing tax laws, uncertainty existed at the time of such sale and continues to exist. Therefore, in accordance with provisions of the Old Debt Securities, the Company set aside in JPS Capital a portion of the net proceeds from such sale to satisfy, if necessary, these possible contingent tax liabilities. Such amounts were invested in United States Treasury Securities and subsequently reinvested in United States Treasury Securities and corporate obligations by JPS Capital. As of the Effective Date, JPS Capital held funds of approximately $34 million. Pursuant to the Plan of Reorganization, JPS Capital will continue to hold those funds on behalf of the JPS tax affiliates, and following the final resolution of such possible contingent tax liabilities, provide to them from such funds the amounts with which they will satisfy their finally determined liabilities.

         In the event the aggregate funds held by JPS Capital are less than $34 million following the date on which the possible contingent tax liability in respect of the Company's 1994 fiscal year is finally resolved, and to the extent of any such liability, satisfied, the aggregate principal amount of the Contingent Notes will be reduced to equal the aggregate funds held by JPS Capital. The Contingent Notes will mature and be payable on the forty-fifth day following the date on which the possible contingent tax liability in respect of fiscal year 1994 is finally resolved, and to the extent of any such liability satisfied. No interest is payable on the Contingent Notes prior to maturity. However, on the maturity date thereof, as provided above, interest will be payable on the Contingent Notes to the extent the aggregate funds held by JPS Capital on such date exceeds $34 million. If, on such date, the aggregate principal amount, reduced as provided above, is zero or less, the Contingent Notes will be deemed automatically cancelled and no longer an obligation of JPS Capital.

         The Contingent Note Indenture prohibits redemption by JPS Capital of any portion of the Contingent Notes prior to maturity other than with funds contributed to it by the Company in the Company's sole discretion. No acceleration of obligations under the Contingent Notes may occur prior to maturity.

         Except as specifically provided in the Contingent Note Indenture, neither JPS Capital, JPS, nor the trustee under the Contingent Note Indenture may amend or waive compliance by JPS Capital or reorganized JPS with any provision of the Contingent Notes or the Contingent Note Indenture without the requisite consent of the holders of the Contingent Notes and a final order of the Bankruptcy Court. In addition, prior to maturity, the Restated Certificate of Incorporation of JPS Capital (i) restricts the Company from transferring, pledging or otherwise disposing of any shares of capital stock of JPS Capital, and
         (ii) prohibits JPS Capital from declaring any dividends, making any distributions to JPS or any other entity, incurring any obligations or liens, or making any transfer or disposition of property not permitted by JPS Capital's Restated Certificate of Incorporation.

         Due to the uncertainties in connection with the contingent tax liabilities described above, the Company has not assigned a fair value to the Contingent Notes.

         Equipment Financing - The Company has financed a portion of its equipment purchases with loans from a finance company and certain equipment vendors at fixed interest rates ranging from 7.6% to 9.7%. Monthly principal payments are due in various amounts as determined by the terms of the loans which have final maturity dates through December 2001.

         Other - Substantially all of the Company's assets are pledged as collateral for the Credit Agreement and the equipment financing.

         Interest expense includes $8,818,000 in Fiscal 1995, $10,088,000 in Fiscal 1996, $7,303,000 in the period from November 3, 1996 to October 9, 1997 and $19,000 in the period from October 10, 1997 to November 1, 1997, representing amortization of debt issuance expenses and accretion of interest on the discounted notes and accrued product liability costs (see Note 12).

         Maturities - Aggregate principal maturities of all long-term debt are as follows (in thousands):

               Fiscal Year Ending
               ------------------
               1998                             $    36,076
               1999                                     689
               2000                                     638
               2001                                     639
               2002                                  92,925
                                                -----------
                                                $   130,967
                                                ===========

10.      EQUITY SECURITIES AND SENIOR REDEEMABLE PREFERRED STOCK

         Through the implementation of the Plan of Reorganization as of the Effective Date, approximately $240 million in face amount of outstanding debt securities were converted to, among other things, $14 million in cash, 9,924,623 shares of Common Stock and approximately $34 million in aggregate principal amount of Contingent Notes. The Old Senior Preferred Stock, Old Junior Preferred Stock and Old Common Stock were cancelled. Warrants to purchase up to 5% of the Common Stock exercisable until October 9, 2000 with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock. Senior management received 75,377 shares of Common Stock on the Effective Date in lieu of payment under their contractual retention bonus arrangements.

         Certain information on equity securities and senior redeemable preferred stock at November 2, 1996 and November 1, 1997 is as follows:

                                                                   Shares Issued and Outstanding
                                                                   -----------------------------
                                         Par Value                   November 2,     November 1,
                                         Per Share   Authorized         1996             1997
                                         ---------  -------------  -------------     -----------
Old Series A Senior Redeemable
  Preferred Stock                        $   .01       700,000(1)       538,176              --
Old Series B Junior Preferred Stock          .01       700,000(1)        10,000              --
Old Class A Common Stock                     .01       700,000          490,000              --
Old Class B Common Stock                     .01       700,000          510,000              --
New Common Stock                             .01    22,000,000               --      10,000,000

         (1) The aggregate number of authorized shares of preferred stock is 700,000, including both the senior redeemable preferred stock and the junior preferred stock.

         Until the Effective Date, the Old Senior Preferred Stock was redeemable, prior to its maturity date of May 15, 2003, at 103% of the liquidation preference of $100 per share. Dividends were cumulative and calculated based on an annual rate of 6% of the liquidation preference. Under the terms of various credit agreements, dividends had to be in the form of additional shares until 1998. In connection with the 1991 restructuring, the Old Senior Preferred Stock was discounted to its estimated net present value with the net discount of $23,351,000 reflected as an adjustment of additional paid-in capital.

         The difference between the net carrying amount of the Old Senior Preferred Stock and its mandatory value was amortized using the interest method of amortization over the life of the shares by charges to additional paid-in capital or, if available, by charges to retained earnings. The unamortized discount was approximately $21,844,000 at November 2, 1996. The Company did not issue first, second or third quarter Fiscal 1997 dividends on its senior redeemable preferred stock. Such cumulative dividends that had not been declared or issued totaled $3,827,000 at October 9, 1997.

         1997 Incentive and Capital Accumulation Plan

         As of the Effective Date, the Company adopted the 1997 Incentive and Capital Accumulation Plan (the "Incentive Plan") which provides certain key employees and non-employee directors of the Company the right to acquire shares of Common Stock or monetary payments based on the value of such shares. Pursuant to the Incentive Plan, approximately 853,000 shares of Common Stock were reserved for issuance to the participants in the form of stock options, stock appreciation rights, stock awards, performance awards, and stock units that may be granted by the compensation committee comprised of certain members of the Company's Board of Directors. The Incentive Plan will terminate ten years from the date of adoption.

         On October 30, 1997, options to acquire approximately 569,000 shares of the shares reserved pursuant to the Incentive Plan were granted to senior management of the Company. These options include a combination of time vesting options which vest solely on the lapse of time and performance options which vest upon achievement of specified corporate performance goals and the lapse of time. These options are according to specific vesting schedules as set forth in individual participant's grant letters. In addition, on the Effective Date, each non-employee director (except one, who waived his right to receive such options) received options to purchase 25,000 shares of Common Stock. These options vest equally in amounts of 5,000 shares per director, on the Effective Date and the first, second, third and fourth anniversaries of the Effective Date.

         A summary of the activity in the Company's stock options for the period from the Effective Date to November 1, 1997 is presented below:

                                                    Number of Shares   Exercise Price
                                                    ----------------   --------------
Options granted on the Effective Date                    100,000          $ 12.33
Options granted during the period from the
     Effective Date to November 1, 1997                  568,990            12.33
Options exercised                                             --               --
Options cancelled                                             --               --
                                                         -------          -------
Outstanding at November 1, 1997                          668,990          $ 12.33
                                                         =======          =======
Exercisable at November 1, 1997                           20,000          $ 12.33
                                                         =======          =======
Weighted average remaining contractual life (years)           10
                                                         =======

         The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. Had compensation cost been determined on the basis of SFAS No. 123, "Accounting for Stock-Based Compensation", compensation expense would have been recorded based on the estimated fair value of stock options granted during the period from the Effective Date to November 1, 1997. The total fair value of stock options granted for the period from October 10, 1997 to November 1, 1997 was estimated at $3,266,000, based upon the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option pricing model for stock options granted during the period from the Effective Date to November 1, 1997 (i) risk-free interest rates of approximately 5.7%, (ii) a weighted average expected life of approximately 4.4 years from the grant date, and (iii) 38% volatility. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical information from public textile companies and management's expectations. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's income and earnings per share would have been decreased by approximately $70,000 and $0.01 respectively, for the period from October 10, 1997 to November 1, 1997.

11.      INCOME TAXES

         The provision (benefit) for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

                                                                                                  Reorganized
                                                           Predecessor Company                      Company
                                              -------------------------------------------|    -------------------
                                                                         Period from     |        Period from
                                              Fiscal         Fiscal     November 3, 1996 |       October 10, 1997
                                               1995           1996     to October 9, 1997|    to November 1, 1997
                                              ------         ------    ------------------|    -------------------
                                                                                         |
Current state provision (benefit)             $1,200          $ 200         $   923      |           $   (17)
Deferred federal provision (benefit)              --             --          (6,080)     |             1,714
Deferred state provision (benefit)                --           (500)         (3,665)     |               310
                                              ------          -----         -------      |           -------
Provision (benefit) for income                                                           |
   taxes                                      $1,200          $(300)        $(8,822)     |           $ 2,007
                                              ======          =====         =======      |           =======

         There is no current provision for Federal income taxes.

         A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for the fiscal years ended 1995 and 1996, the period from November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997 is as follows (in thousands):

                                                                                                            Reorganized
                                                                Predecessor Company                           Company
                                                --------------------------------------------------|      -------------------
                                                                                   Period from    |         Period from
                                                 Fiscal            Fiscal        November 3, 1996 |       October 10, 1997
                                                  1995              1996        to October 9, 1997|      to November 1, 1997
                                                -------           --------      ------------------|      -------------------
                                                                                                  |
Income tax provision (benefit)                                                                    |
  at Federal statutory rate                     $(5,762)          $(23,183)          $(11,473)    |             $1,653
Increase (decrease) in income                                                                     |
  taxes arising from effect of:                                                                   |
  State and local income taxes                    1,200               (300)            (2,742)    |                293
  Non-deductible reorganization                                                                   |
     costs                                           --                 --              2,947     |                 --
  Amortization of goodwill                                                                        |
     or excess reorganization                                                                     |
     value                                          316                344                312     |                 57
  Losses not resulting in tax benefits               --                 --              8,158     |                 --
  Change in valuation reserve                     5,234             22,730             (6,080)    |                 --
  Other                                             212                109                 56     |                  4
                                                -------           --------           --------     |             ------
Provision (benefit) for income                                                                    |
  taxes                                         $ 1,200           $   (300)          $ (8,822)    |             $2,007
                                                =======           ========           ========     |             ======

         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                          Predecessor      Reorganized
                                                                           Company          Company
                                                                          -----------      -----------
                                                                          November 2,      November 1,
                                                                             1996             1997
                                                                          -----------      -----------
Gross deferred assets:
  Estimated allowance for doubtful accounts                                $    412         $  1,035
  Excess of tax over financial statement basis of inventory                     647              580
  Accruals deductible for tax purposes when paid                              2,497            2,275
  Deferred compensation deductible for tax purposes when paid                   157               --
  Postretirement benefits deductible for tax purposes when paid               2,141            1,562
  Miscellaneous                                                                  83              120
  Alternative minimum tax credit carryforward available                       2,564            1,827
  Deferred financial statement income recognized for tax purposes
     when received                                                            6,489            5,013
  Excess of tax over financial statement carrying value of
     investment in discontinued operation                                    13,474               --
  Excess of tax basis of intangibles over financial statement basis           8,817           10,406
  Net operating loss carryforward                                            33,291           11,880
  Less valuation allowance                                                  (53,578)         (28,444)
                                                                           --------         --------
     Gross deferred assets                                                   16,994            6,254
                                                                           --------         --------
Gross deferred liabilities:
  Pension asset recognized for book purposes                                   (411)            (776)
  Excess of financial statement over tax basis of property, plant,
     and equipment                                                          (11,898)          (1,267)
  Excess of tax over financial statement basis of debt instruments
     (net of deferred financing fees)                                        (4,685)              --
  Deferred state taxes resulting from filing separate subsidiary
     returns in some jurisdictions                                           (3,665)              --
                                                                           --------         --------
     Gross deferred liabilities                                             (20,659)          (2,043)
                                                                           --------         --------
  Net deferred tax (liability) asset                                       $ (3,665)        $  4,211
                                                                           ========         ========
Recognized in the accompanying consolidated balance sheets
  as follows:
  Non-current deferred income tax liability                                $ (3,665)
  Prepaid expenses and other                                                     --         $    867
  Other non-current assets                                                       --            3,344
                                                                           --------         --------
                                                                           $ (3,665)        $  4,211
                                                                           ========         ========

         The Company recorded a tax benefit for the period ending October 9, 1997 of approximately $8.8 million. This consists of a benefit from the implementation of the Plan of Reorganization net of state taxes on subsidiary operations that could not be offset by operating loss carryovers or current year losses of JPS or its subsidiaries. The benefit arose as consummation of the Plan of Reorganization substantially deleveraged JPS. The deferred tax asset attributable to the net operating loss carryforwards was reduced as a result of the reduction in net operating loss carryforwards that is required for reorganizations such as that provided in the Plan of Reorganization, and the reserve established against the deferred tax assets that was required due to the operating history was also significantly reduced. The reduction in reserves and reduction in deferred tax liabilities during the period ended October 9, 1997 results in a deferred tax benefit of $9.7 million. The recording of the tax benefit and the net deferred tax asset reflects the Company's determination that it is more likely than not that these deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from operations or the reversal of deferred tax liabilities. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

         At November 1, 1997, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $28 million. The net operating loss carryforwards expire in years 2004 through 2011. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $22 million which expire in 2005 through 2012. Alternative minimum tax credits can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. During 1997, the Company reduced net operating loss carryforwards by approximately $60 million due to the provisions of the Code requiring attribute reduction in certain reorganizations, such as the Plan of Reorganization. The Company was also required to reduce alternative minimum tax credit carryforwards by approximately $737,000 as a result of these provisions. The Company utilized approximately $2 million of net operating losses during the period from October 10, 1997 to November 1, 1997.

         The Company's future ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided.

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities, machinery and computer equipment under noncancellable operating leases. Rent expense was approximately, $3,411,000, $5,158,000, $5,178,000 and $399,000 in Fiscal 1995, Fiscal
         1996, the period from November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997, respectively.

         Future minimum payments, by year and in the aggregate, under the noncancellable operating leases with terms of one year or more consist of the following at November 1, 1997 (in thousands):

               Fiscal Year Ending
               ------------------
               1998                      $   4,096
               1999                          3,605
               2000                          2,878
               2001                          1,165
               2002                            197
                                         ---------
                                         $  11,941
                                         =========

         The Company has planned expenditures of approximately $25.0 million for property, plant and equipment additions in Fiscal 1998. At November 1, 1997, the Company had commitments for capital expenditures of approximately $1.5 million.

         On the Effective Date, the Company entered into employment agreements with certain of its executives and key employees. These agreements have three-year terms and are automatically extended on an annual basis after the third year unless the Company or the participant elects in advance not to extend the employment period. The employment agreements provide specific salary levels and bonus eligibility for each participant. In addition, the agreements provide severance benefits if the Company terminates the participant's employment for reasons other than for cause (as defined). Under the terms of the employment agreements, on the Effective Date, the participants received, in the aggregate, a retention grant cash payment of $588,000 and 75,377 shares of Common Stock.

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. Based on warranties that were issued on the roofs, the Company estimates that the defective roofing product claims will be substantially settled by 2000. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made. Based on management's estimate of a range of future costs, the Company recorded a $5,000,000 addition to the liability for such defective products, charged to other expense in the accompanying Fiscal 1995 Consolidated Statement of Operations. The Company charges the costs of settling these defective material obligations as a reduction of the recorded liability balance and, accordingly, such costs are not charged against the results of operations. Payments on the defective product liability claims were $4,040,000, $3,111,000, $1,815,000 and
         $521,000 in Fiscal 1995, Fiscal 1996, the period from November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997, respectively.

         The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

13.      RETIREMENT PLANS

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

         A reconciliation as of the most recent measurement date (November 1, 1996) of the funded status of the plan with amounts reported in the Company's Consolidated Balance Sheets follows (in thousands):

                                                                         Predecessor     Reorganized
                                                                          Company          Company
                                                                         -----------     -----------
                                                                         November 2,     November 1,
                                                                            1996             1997
                                                                         -----------     -----------
Actuarial present value of benefit obligations:
  Vested                                                                  $ 88,983         $90,574
  Non-vested                                                                   377             197
                                                                          --------         -------
Accumulated benefit obligation                                              89,360          90,771
Provision for future pay increases                                           6,755           5,528
                                                                          --------         -------
  Total projected benefit obligation                                        96,115          96,299
Plan assets at fair value                                                   89,410          97,312
                                                                          --------         -------
Projected benefit obligation (greater than) less than plan assets           (6,705)          1,013
Unrecognized net loss                                                        4,212           1,030
Prior service cost not yet recognized in net periodic pension cost           3,548              --
                                                                          --------         -------
Pension asset in accompanying Consolidated Balance Sheets                 $  1,055         $ 2,043
                                                                          ========         =======


                                                   Predecessor Company                     Reorganized Company
                                       ------------------------------------------------|   --------------------
                                                                      Period from      |       Period from
                                        Fiscal           Fiscal     November 3, 1996   |     October 10, 1997
                                         1995             1996     to October 9, 1997  |   to November 1, 1997
                                       --------         -------    ------------------  |   --------------------
                                                                                       |
Components of net periodic                                                             |
  pension cost:                                                                        |
  Service cost-benefits earned                                                         |
     during the period                 $  2,483         $ 2,378         $ 2,026        |           $ 136
  Interest cost on projected                                                           |
     benefit obligation                   7,131           7,048           6,683        |             449
  Return on plan assets                 (15,628)         (7,674)         (7,184)       |            (483)
  Net amortization and deferral           8,478             451             330        |              --
                                       --------         -------         -------        |           -----
  Net periodic pension cost               2,464           2,203           1,855        |             102
  Cost allocated to                                                                    |
     discontinued operations                444              --              --        |              --
                                       --------         -------         -------        |           -----
  Net periodic pension cost for                                                        |
     continuing operations             $  2,020         $ 2,203         $ 1,855        |           $ 102
                                       ========         =======         =======        |           =====

         As a result of the application of fresh start accounting as described in Note 2, all unamortized prior service costs and unrecognized gains were immediately recognized as of October 9, 1997 and included in reorganization items for the period then ended.

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

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation at November 2, 1996 and November 1, 1997 was 7.8%. The expected long-term rate of return on assets was 9% at November 2, 1996 and November 1, 1997. The assumed rate of increase in compensation levels was based on age-related tables at November 2, 1996 and November 1, 1997. Effective November 1, 1993, the Company amended the benefit formula for salaried employees to provide for an additional benefit on compensation in excess of the average social security wage base.

         401(k) Savings Plan - The Company also has a savings, investment and profit-sharing plan available to employees meeting eligibility requirements. The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions were approximately $589,000 in Fiscal 1995, $587,000 in Fiscal 1996, $523,000 in the period from November 3, 1996 to October 9, 1997 and $47,000 in the period from October 10, 1997 to November 1, 1997.

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

         Accumulated postretirement benefit obligation (APBO):

                                                   Predecessor   Reorganized
                                                     Company       Company
                                                   -----------   -----------
                                                   November 2,   November 1,
                                                      1996          1997
                                                   -----------   -----------
Retirees                                             $1,721        $1,444
Fully eligible active plan participants               1,075         1,130
Other active plan participants                          914           807
Unrecognized gain                                     1,098            12
                                                     ------        ------
Accrued postretirement benefit plan liability        $4,808        $3,393
                                                     ======        ======

         Net periodic postretirement benefit expense included the following components (in thousands):

                                                                                    Reorganized
                                            Predecessor Company                       Company
                                    ----------------------------------------|    -------------------
                                                           Period from      |       Period from
                                    Fiscal    Fiscal     November 3, 1996   |     October 10, 1997
                                     1995      1996     to October 9, 1997  |    to November 1, 1997
                                    ------    ------    ------------------  |    -------------------
                                                                            |
Service cost for benefits earned    $    1    $    5          $     5       |          $     6
Interest cost on APBO                  357       297              229       |               16
                                    ------    ------          -------       |          -------
Net periodic postretirement cost    $  358    $  302          $   234       |          $    32
                                    ======    ======          =======       |          =======

         As a result of the application of fresh start accounting as described in Note 1, all unamortized gains were fully recognized as of October 9, 1997 and included in reorganization items for the period then ended.

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

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.8% as of November 2, 1996 and November 1, 1997.

         Postemployment Benefits - The Company provides certain benefits to former or inactive employees after employment but before retirement. In accordance with SFAS No. 112, these benefits are recognized on the accrual basis of accounting. The liability for postemployment benefits at November 2, 1996 and November 1, 1997 is included in other long-term liabilities in the accompanying consolidated financial statements.

14.      RELATED PARTIES

         The Company incurred fees of $1,000,000 in each of Fiscal 1995 and 1996 for management services provided by a former shareholder pursuant to a management services agreement. The accompanying Consolidated Balance Sheet as of November 2, 1996 includes accrued fees of $1,000,000 in other accrued expenses. On the Effective Date, the agreement was cancelled and rejected and rejection damage claims were waived by the shareholders. Accordingly, no amount was accrued for the period from November 3, 1996 to October 9, 1997.

15.      BUSINESS SEGMENTS

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

Industry segment information (in thousands):


                                                                                                 Reorganized
                                                          Predecessor Company                      Company
                                      ---------------------------------------------------------------------------
                                                   Year Ended                               |
                                      --------------------------------     Period from      |    Period from
                                           October 28,   November 2,      November 3, 1996  | October 10, 1997
                                              1995           1996       to October 9, 1997  | to November 1, 1997
                                      --------------------------------  ------------------- |--------------------
                                                                                            |
Net sales:                                                                                  |
  Apparel fabrics and products              $ 247,846       $ 221,799          $ 167,070    |       $ 18,590
  Industrial fabrics and products             191,985         193,001            179,434    |         17,847
  Home fashion textiles                        32,734          34,024             33,139    |          2,291
                                            ---------       ---------          ---------    |       --------
                                            $ 472,565       $ 448,824          $ 379,643    |       $ 38,728
                                            =========       =========          =========    |       ========
Operating profit (loss):                                                                    |
  Apparel fabrics and products              $  16,667       $ (22,422)         $   1,210    |       $  2,201
  Industrial fabrics and products               7,590           5,947             16,748    |          2,652
  Home fashion textiles                         1,749             647                976    |            693
  Indirect corporate expenses, net             (5,345)         (6,257)            (4,152)   |           (331)
                                            ---------       ---------          ---------    |       --------
                                                                                            |
  Operating profit (loss)                      20,661         (22,085)            14,782    |          5,215
                                                                                            |
Valuation allowance of                                                                      |
  Gulistan Securities                              --          (4,242)            (5,070)   |             --
Interest income                                 2,821           2,856              2,744    |             93
Interest expense                              (39,946)        (40,510)           (32,164)   |           (584)
Restructuring fees and expenses                    --          (2,255)           (13,071)   |             --
                                            ---------       ---------          ---------    |       --------
                                                                                            |
Loss before income taxes,                                                                   |
  discontinued operations and                                                               |
  extraordinary items                       $ (16,464)      $ (66,236)         $ (32,779)   |       $  4,724
                                            =========       =========          =========    |       ========
                                                                                            |
Depreciation and amortization                                                               |
  expense:                                                                                  |
  Apparel fabrics and products              $  12,722       $  12,946          $   9,410    |       $    297
  Industrial fabrics and products               5,690           6,282              5,032    |            283
  Home fashion textiles                         2,394           2,517              2,537    |            100
                                            ---------       ---------          ---------    |       --------
    Total segments                             20,806          21,745             16,979    |            680
  Corporate and other                             979             994                901    |            166
                                            ---------       ---------          ---------    |       --------
                                            $  21,785       $  22,739          $  17,880    |       $    846
                                            =========       =========          =========    |       ========
Capital expenditures:                                                                       |
  Apparel fabrics and products              $   8,852       $   4,389          $  10,473    |       $    472
  Industrial fabrics and products               9,312           4,545              3,636    |          1,130
  Home fashion textiles                           643             899                353    |             16
                                            ---------       ---------          ---------    |       --------
    Total segments                             18,807           9,833             14,462    |          1,618
  Corporate and other                               4               1                  5    |             --
                                            ---------       ---------          ---------    |       --------
                                            $  18,811       $   9,834          $  14,467    |       $  1,618
                                            =========       =========          =========    |       ========



                                                                                                   Reorganized
                                                                          Predecessor Company        Company
                                                                     ----------------------------  -------------
                                                                     October 28,      November 2,    November 1,
                                                                          1995            1996          1997
                                                                     -------------   -----------   -------------
         Identifiable assets:
           Apparel fabrics and products                               $   165,622    $   127,909    $    110,891
           Industrial fabrics and products                                115,710        101,376         100,140
           Home fashion textiles                                           20,731         21,333          21,028
                                                                      -----------    -----------    ------------
              Total segments                                              302,063        250,618         232,059
           Corporate and other                                             81,827         85,309          90,322
                                                                      -----------    -----------    ------------
                                                                          383,890        335,927         322,381
           Net assets held for sale                                        28,932             --              --
                                                                      -----------    -----------    ------------
                                                                      $   412,822    $   335,927    $    322,381
                                                                      ===========    ===========    ============

Unaudited interim financial data (in thousands):

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Selected consolidated financial data for each quarter within Fiscal 1996 and Fiscal 1997 are as follows:


                                                                           Predecessor Company
                                                      -----------------------------------------------------------
                                                         First          Second            Third        Fourth
Year Ended November 2, 1996:                            Quarter         Quarter          Quarter       Quarter
                                                      -----------     -----------      -----------   ------------
Net sales                                             $    98,741     $   124,437      $   110,266   $   115,380
Cost of sales                                              88,846         109,881           95,908       103,169
                                                      -----------     -----------      -----------   -----------
Gross profit                                                9,895          14,556           14,358        12,211
Selling, general and administrative expenses                9,875          10,838            9,888         9,978
Other income (expense), net                                  (241)         (1,708)            (129)         (420)
Charges for plant closing, loss on sale of
   certain operations and writedown of
   certain long-lived assets                                   --              --          (30,055)           27
                                                      -----------     -----------      -----------   -----------
Operating profit (loss)                                      (221)          2,010          (25,714)        1,840
Valuation allowance on Gulistan Securities                 (1,500)         (2,568)          (1,395)        1,221
Interest income                                               695             693              714           754
Interest expense                                           (9,737)         (9,828)         (10,082)      (10,863)
Debt restructuring fees and expenses                           --            (175)            (727)       (1,353)
                                                      -----------     -----------      -----------   -----------
Loss before income taxes and discontinued
   operations                                             (10,763)         (9,868)         (37,204)       (8,401)
Income taxes                                                   70             138             (582)           74
                                                      -----------     -----------      -----------   -----------
Loss before discontinued operations                       (10,833)        (10,006)         (36,622)       (8,475)
Loss on sale of discontinued operations,
   net of taxes                                                --          (1,500)              --            --
                                                      -----------     -----------      -----------   -----------
Net loss                                              $   (10,833)    $   (11,506)     $   (36,622)  $    (8,475)
                                                      ===========     ===========      ===========   ===========


                                                                                                  Reorganized
                                                       Predecessor Company                          Company
                                     ----------------------------------------------------------------------------
                                                                           Period from     |      Period from
                                      First      Second       Third      August 3, 1997    |   October 10, 1997
Year Ended November 1, 1997:         Quarter     Quarter     Quarter   to October 9, 1997  |  to November 1, 1997
                                     -------     -------     -------   ------------------  |  -------------------
                                                                                           |
Net sales                           $ 97,167   $ 108,138   $   95,883      $    78,455     |     $    38,728
Cost of sales                         84,934      93,038       80,682           69,013     |          31,058
                                    --------   ---------   ----------      -----------     |     -----------
Gross profit                          12,233      15,100       15,201            9,442     |           7,670
Selling, general and                                                                       |
   administrative expenses             9,314      10,293       10,256            7,283     |           2,466
Other income (expense), net               (6)       (377)        (102)             437     |              11
                                    --------   ---------   ----------      -----------     |     -----------
Operating profit (loss)                2,913       4,430        4,843            2,596     |           5,215
Valuation allowance on                                                                     |
   Gulistan securities                (1,299)       (789)      (2,982)              --     |              --
Interest income                          737         734          761              512     |              93
Interest expense                     (10,174)    (10,049)     (10,086)          (1,855)    |            (584)
                                    --------   ---------   ----------      -----------     |     -----------
Income (loss) before                                                                       |
   reorganization items, income                                                            |
   taxes and extraordinary items      (7,823)     (5,674)      (7,464)           1,253     |           4,724
Reorganization items:                                                                      |
   Fair-value adjustments                 --          --           --           (4,651)    |              --
   Professional fees and                                                                   |
     expenses                         (1,162)     (1,982)      (3,332)          (1,944)    |              --
                                    --------   ---------   ----------      -----------     |     -----------
Income (loss) before income                                                                |
   taxes and extraordinary items      (8,985)     (7,656)     (10,796)          (5,342)    |           4,724
Provision (benefit) for                                                                    |
   income taxes                          157         252          275           (9,506)    |           2,007
                                    --------   ---------   ----------      -----------     |     -----------
Income (loss) before                                                                       |
   extraordinary items                (9,142)     (7,908)     (11,071)           4,164     |           2,717
Extraordinary gain on early                                                                |
   extinguishment of debt                 --          --           --          100,235     |              --
                                    --------   ---------   ----------      -----------     |     -----------
Net income (loss)                   $ (9,142)  $  (7,908)  $  (11,071)     $   104,399     |     $     2,717
                                    ========   =========   ==========      ===========     |     ===========
                                                                                           |
Net income per common share                                                                |     $      0.27
                                                                                           |     ===========

Net income (loss) per share on or prior to October 9, 1997 are not meaningful due to the significant change in the capital structure in connection with the Plan of Reorganization.

During the second quarter of Fiscal 1996, the Company finalized the selling price for the assets and operations of the Carpet business which resulted in loss on sale of discontinued operations of $1.5 million.

During the period from August 3, 1997 to October 9, 1997, the Company consummated its Plan of Reorganization, as described in Notes 1, 2 and 3. Accordingly, the results of operations subsequent to October 9, 1997 are not comparable to results of operations for periods preceding that date.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of JPS. Each director took office as of the Effective Date and will serve until a successor is elected and qualified or until his earlier resignation or removal.


              Name                                    Age            Position(s) Held
              ----                                    ---            ----------------
              Robert J. Capozzi                       33             Director

              Jeffrey S. Deutschman                   40             Director

              Nicholas P. DiPaolo                     56             Director

              Michael L. Fulbright                    47             Director

              Jerry E. Hunter                         60             Chairman of the Board, Director,
                                                                     Chief Executive Officer and President

              John M. Sullivan, Jr.                   51             Director

              David H. Taylor                         42             Director, Executive Vice President--
                                                                     Finance and Secretary

The business experience of each of the directors and executive officers during the past five years is as follows:

Mr. Capozzi became a director of JPS on the Effective Date and is a Managing Director of Magten Asset Management Corp. ("Magten"), an investment advisory firm established in 1978. Magten, a registered investment adviser under the Investment Advisers Act of 1940, as amended, beneficially owns approximately 19.05% of the Common Stock of JPS as of December 3, 1997. See "Security Ownership of Principal Shareholders and Management." Mr. Capozzi has been with Magten since 1986. Currently, Mr. Capozzi serves as a member of the Board of Directors of Magten Offshore Fund Ltd.

Mr. Deutschman became a director of JPS on the Effective Date and is a private investor and merchant banker. From 1992 to 1995, he was a Managing Director with Aurora Capital Partners, L.P. Prior to that, he was a Managing Director and principal of Deutschman Clayton & Company. Mr. Deutschman has been Co- Chairman of the Board of Directors of The Cherokee Group, a designer, manufacturer, and marketer of casual apparel, and an officer and director of Fair Holdings Corporation and Fair Lanes, Inc., a manager and operator of bowling centers.

Mr. DiPaolo became a director of JPS on the Effective Date and was Chairman of the Board, President and Chief Executive Officer of Salant Corporation, a diversified apparel company listed on the New York Stock Exchange from March 1991 until his retirement in May 1997. Prior to that, Mr. DiPaolo served as President and Chief Operating Officer of Salant Corporation since June 1988. From 1985 to 1988, Mr. DiPaolo served as President and Chief Operating Officer of Manhattan Industries, which was merged into Salant Corporation in 1988. Prior to that he was Chairman and Chief Executive Officer of the Villager, a women's sportswear company, from 1979 to 1985. Mr. DiPaolo has served on the Board of Directors of Manhattan Far East, a trading company based in Hong Kong. He is also a member of the Board of Directors of the American Apparel Manufacturers Association and other industry associations.

Mr. Fulbright became a director of JPS on the Effective Date and has served as President and Chief Executive Officer of The Bibb Company, a diversified textile company, since August 1996. Prior to that, he served as President of the Denim Division of Cone Mills, Inc. from December 1994 to August 1996. Prior to that, Mr. Fulbright was employed with Springs Industries, serving as President of the Greige Manufacturing Division from August 1992 to November 1994, as President of Wamsutta/Pacific Home Products from July 1986 to July 1992, and as Executive Vice President of Wamsutta/Pacific Home Products from December 1985 to July 1986. Prior to that, Mr. Fulbright was employed by M. Lowenstein Corporation and WestPoint Pepperell.

Mr. Hunter was appointed as a director of JPS on April 6, 1993 and as Chief Executive Officer of JPS on November 29, 1994. Mr. Hunter has served as President of JPS since September 1988. Prior to that time, from May 1988 to September 1988, he was Executive Vice-President--Operations. In addition, on January 18, 1994, Mr. Hunter was appointed as Chief Operating Officer of JPS Converter and Industrial Corp., a wholly-owned subsidiary of JPS, and he also serves as a Vice-President of each of JPS's subsidiaries. From April 1986 to May 1988, he was Vice-President--Technical Services at J.P. Stevens. From March 1983 to March 1986, he was Senior Vice-President at Cannon Mills, Inc., a textile manufacturer. Prior to March 1983, he was employed by Springs Industries, a textile manufacturer, for 21 years.

Mr. Sullivan became a director of JPS on the Effective Date and has served as President of American Silk Mills Corp. since 1985, as President and Chief Executive Officer of Gerli & Co., Inc. since 1987, as President of International Silk Association (USA), N.Y., N.Y. since 1988, and as Co-Chairman of the Home Furnishings Committee, I.S.A., Lyons France, since 1995. From 1987 to 1991, Mr. Sullivan served as President of Cheney Brothers Inc. Prior to that, he served as Executive Vice President (Merchandising, Marketing & Sales) of Gerli & Co., Inc. from 1984 to 1987. Prior to that, Mr. Sullivan served as President of A.H. Rice Company Inc., Pittsfield, Massachusetts from 1982 to 1989, as Vice President of Marketing and Sales for Gerli & Co., Inc. from 1979-1982, and as Sales Manager of American Silk Mills Corp. from 1974 to 1979.

Mr. Taylor was appointed as a director of JPS on April 15, 1993. Mr. Taylor has served as Executive Vice- President--Finance and Secretary of JPS since June 1991, and prior thereto he was Controller and Assistant Secretary of JPS since May 1988. Prior to that time, he was a Senior Manager at Deloitte Haskins & Sells, a public accounting firm, by which he was employed from June 1977 through May 1988. In addition, Mr. Taylor serves as a Vice-President and Assistant Secretary of each of JPS's subsidiaries.

None of the directors or executive officers listed herein is related to any other such director or executive officer.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee and a Compensation Committee.

The Audit Committee, which consists of Messrs. Deutschman and Sullivan, makes recommendations to the Board of Directors regarding the independent auditors to be nominated for ratification by the shareholders, reviews the independence of such auditors, approves the scope of the annual activities of the independent auditors and reviews audit results.

Prior to the Effective Date, the Compensation Committee consisted of certain members of the Board of Directors of JPS who, as of the Effective Date, were replaced by the current Board of Directors of JPS. The Compensation Committee, which consists of Messrs. Capozzi, DiPaolo and Fulbright, recommends to the Board of Directors compensation plans and arrangements with respect to the Company's executive officers and key personnel.

Item 11.          EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for the last three years for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the five other most highly compensated executive officers of the Company during Fiscal 1997.

                          SUMMARY COMPENSATION TABLE


                                                                               Long-Term
                                                                               Compensation
                                                                          -----------------------
                                                                            Awards
                                                                          -----------
                                                                          Securities
                                                 Annual Compensation       Underlying
Name and                                         -------------------        Options/                  All Other
Principal Position                    Year       Salary ($)     Bonus        SAR's     Payouts     Compensation(2)
------------------                    ----       ----------     -----        -----     -------     ---------------
Jerry E. Hunter                       1997       $ 361,218    $ 137,052     115,000                   $  9,059
   Chairman of the Board,             1996         332,025           --                                  3,371
     President and Chief              1995         306,075      195,902                                  3,228
     Executive Officer

Carl Rosen                            1997         267,650       43,195      30,000                      3,178
   President, JPS Converter &         1996         251,875           --                                  3,131
     Industrial Corp.(1)              1995         243,750       83,000                                  3,046

David H. Taylor                       1997         209,973       79,566      75,000                      8,025
   Executive Vice President -         1996         204,783           --                                  2,291
     Finance and Secretary            1995         196,350      118,139                                  2,238

Monnie L. Broome                      1997         167,040       63,272      30,000                      8,016
   Vice President-Human               1996         162,775           --                                  2,295
     Resources                        1995         155,925       91,822                                  2,250

Bruce R. Wilby                        1997         165,000       78,779      30,000    $ 27,751          6,205
   President, JPS Elastomerics        1996         161,474       57,761                                  6,040
     Corp. (1)                        1995         140,359           --                                  5,591

Heyward D. Maddox                     1997         133,883       66,857      30,000                      1,798
   Vice President-Sales and           1996         124,813       93,249                                  2,258
     Marketing, JPS Converter &       1995         119,242           --                                  1,724
     Industrial Corp.(1)

(1) Such executive officers of the Company's subsidiaries perform certain policy-making functions for the Company and are therefore included herein pursuant to Item 402(a)(3) of Regulation S-K and Rule 36-7 under the Exchange Act.

(2) Employer-matching 401(k) plan contribution, employer-provided life insurance premiums and imputed lease value of company-provided automobiles.

Agreements with Executive Officers

On the Effective Date, JPS entered into an employment agreement with Jerry E. Hunter. The agreement, which provides that Mr. Hunter will serve as President and Chief Executive Officer of JPS until the third anniversary of the Effective Date (the "Termination Date"), shall automatically be extended on an annual basis following the Termination Date unless either party elects in advance not to extend the employment period. The initial base salary under the agreement is $380,000 and may be increased but not reduced over the term of the agreement. In addition, under the new employment agreement, on the Effective Date Mr. Hunter received a retention grant cash payment of $256,274 and 32,852 shares of Common Stock. Mr. Hunter is eligible for an annual bonus up to 50% of base salary based upon the Company's attainment of certain performance goals specified in the 1997 Management Incentive Bonus Plan. If JPS terminates Mr. Hunter's employment for reasons other than for cause (as defined in the agreement), he will be entitled to severance benefits equal to (i) his annual base salary continued through the Termination Date or for one year from the date of termination, if later, (ii) his target annual bonus continued through the Termination Date or for one year, if greater and (iii) continuation of all health and life insurance benefits for up to twenty-four months following the termination of employment. In the event JPS reduces Mr. Hunter's base salary or bonus, materially changes the requirements of his position or requires that he relocate his principal residence, or in the event Mr. Hunter elects to terminate his employment no earlier than six months following a change in control (as defined in the agreement), Mr. Hunter may voluntarily terminate his employment with JPS with such termination being treated, for purposes of severance benefits, as a termination by JPS.

On the Effective Date, JPS entered into substantially similar employment agreements with David H. Taylor and Monnie L. Broome, with Mr. Taylor serving as Executive Vice President--Finance and Secretary of JPS and Mr. Broome serving as Vice President--Human Resources of JPS. Under the agreements, base salary for Mr. Taylor is $225,000 and for Mr. Broome is $180,000. In addition, under the new employment agreements, Mr. Taylor received a retention grant cash payment of $163,694 and 20,984 shares of Common Stock and Mr. Broome received a retention grant cash payment of $115,531 and 14,810 shares of Common Stock. Each of Mr. Taylor and Mr. Broome is also eligible for an annual bonus of up to 50% of his salary based upon the Company's attainment of certain performance goals specified in the 1997 Management Incentive Bonus Plan. The new employment agreements of Mr. Taylor and Mr. Broome do not provide that within six months following a change in control, Mr. Taylor or Mr. Broome (as the case may be) may voluntarily terminate their employment with JPS, with such termination being treated, for purposes of severance benefits, as a termination by JPS.

On December 23, 1991, the Company entered into an employment agreement with Bruce R. Wilby. This agreement, as amended, provides severance benefits in the event Mr. Wilby is terminated prior to December 23, 1999 for reasons other than for cause (as defined in the agreement). If such termination occurs, Mr. Wilby is entitled to receive an amount equal to his annual base salary including normal fringe benefits payable in the normal course as if employment had not been terminated. As of January 30, 1998, there have been no payments under this agreement.

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

                                                PENSION PLAN TABLE*

                                                              Years of Service
                                --------------------------------------------------------------------------
Remuneration                         15 Years         20 Years       25 Years      30 Years       35 Years
------------                         --------         --------       --------      --------       --------
     $125,000                         $19,863          $26,484        $33,104       $39,725        $46,346
      150,000                          24,362           32,483         40,604        48,725         56,846
      160,000 and above                26,162           34,884         43,604        52,325         61,046

* Assumes individual retires at age 65 in 1997 with the indicated years of service and compensation. The social security integration level of such individuals would be $29,304. The social security integration level is adjusted annually.

Credited years of service for benefit accrual under the Pension Plan as of November 1, 1997 for the following executive officers are:

             Jerry E. Hunter                         11 years
             Carl Rosen                               6 years
             David H. Taylor                          9 years
             Monnie L. Broome                         9 years
             Bruce R. Wilby                          22 years
             Heyward D. Maddox                       29 years

Annual retirement benefits for salaried employees are generally computed as the sum of 0.6% of a participant's average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 plan years of service) multiplied by the years of benefit service plus 0.6% of a participant's compensation which exceeds the Participant's Social Security Integration Level (equal to $29,304 in 1997) multiplied by the participant's years of benefit service. The Pension Plan provides that each participant's benefits fully vest after five years of service or the attainment of age 55.

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

Compensation covered by the Pension Plan consists of all payments made to a participant for personal services rendered as an employee of the Company which are subject to federal income tax withholding, excluding imputed income attributable to certain fringe benefit programs. In accordance with the Revenue Reconciliation Act of 1993 with respect to salaried employees, plan compensation covers up to an adjusted maximum of $160,000 per individual for the plan year beginning November 1, 1997. Plan compensation was subject to substantially higher limits in previous years ($235,840 for 1994). The amounts shown are also subject to possible maximum limitations under Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"), and are subject to possible reduction for amounts payable under other JPS qualified plans.

1997 Management Incentive Bonus Plan

The Company's 1997 Management Incentive Bonus Plan provides incentives for key management employees of the Company and its subsidiaries based upon the financial performance of the Company. The plan is designed to provide incentives to maximize operating earnings while minimizing the net assets required to generate those earnings. Targets are set annually for operating earnings (defined as EBITDA before bonus expense and restructuring and reorganization expenses) and net assets employed (defined as average total assets less average current liabilities other than debt-related liabilities such as accrued interest) for each fiscal year and for each operating subsidiary. If actual operating earnings and net assets employed are equal to the targets, a targeted bonus is paid to each participant. To the extent actual operating earnings are greater than the target, amounts in excess of the targeted bonuses are paid to each participant. Likewise, operating earnings lower than target result in a bonus payment that is less then the targeted bonus. A participant's bonus is reduced to zero if actual operating earnings are 80% of target or less. The operating earnings target is adjusted up or down by 12.5% of the excess or deficiency of actual net assets employed compared to the target for net assets employed. Targeted bonus amounts expressed as a percentage of salary for participants in the plan range from 15% to 50%. Individuals listed on the Summary Compensation Table have targeted bonus amounts equal to 50% of salary.

1997 Incentive and Capital Accumulation Plan

The Company's Incentive and Capital Accumulation Plan (the "Incentive Plan") is intended to provide incentives that will attract, retain, and motivate highly competent individuals as key employees of the Company and its subsidiaries, by providing them with opportunities to acquire shares of Common Stock or monetary payments based on the value of such shares. Pursuant to the Incentive Plan, 853,485 shares of Common Stock are reserved for issuance to salaried key employees and non-employee directors of the Company pursuant to benefits in the form of stock options, stock appreciation rights, stock awards, performance awards, and stock units that may be granted by the compensation committee comprised of disinterested members of the Company's Board of Directors. The Incentive Plan will terminate on the tenth anniversary of its adoption.

On October 30, 1997, options to acquire approximately 569,000 shares of the shares reserved pursuant to the Incentive Plan were granted to senior management of the Company. These options include a combination of time vesting options which vest solely on the lapse of time and performance options which vest upon achievement of specified corporate performance goals. These options are according to specific vesting schedules set forth in individual participant's grant letters. In addition, on the Effective Date, each non-employee director (except one, who waived his right to receive options) received options to purchase 25,000 shares of Common Stock.

In the event the employment of any of Jerry E. Hunter, David H. Taylor or Monnie
L. Broome, is terminated by the Company without "cause" or by such employee for "good reason" (as such terms are defined in each such employee's employment agreement), such employee's rights immediately will be fully vested in 100% of the shares granted to him.

The following table contains information about stock options granted in 1997 to the executive officers:

                                                                                      Potential Realizable Value
                                                                                      at Assumed Annual Rates of
                                                                                       Stock Price Appreciation
                              Individual Grants                                           for Option Term (3)
--------------------------------------------------------------------------------  -------------------------------
                                         Percent
                         Number of      of Total
                        Securities      Options/
                        Underlying        SARs
                         Options/      Granted to      Exercise
                           SARs         Employees       or Base
                          Granted       in Fiscal        Price      Expiration
Name                        (#)           Year         ($/Sh) (1)    Date (2)         5% ($)           10% ($)
---------------------   -----------    -----------    -----------  -----------    -------------    -------------
Jerry E. Hunter           115,000         20.21%        $12.33      10/30/2007      $  891,741      $  2,259,847
Carl Rosen                 30,000          5.27%        $12.33      10/30/2007      $  232,628      $    589,525
David H. Taylor            75,000         13.18%        $12.33      10/30/2007      $  581,570      $  1,473,813
Monnie L. Broome           30,000          5.27%        $12.33      10/30/2007      $  232,628      $    589,525
Bruce R. Wilby             30,000          5.27%        $12.33      10/30/2007      $  232,628      $    589,525
Heyward D. Maddox          30,000          5.27%        $12.33      10/30/2007      $  232,628      $    589,525

(1) The exercise price (the price that the executive officer must pay to purchase each share of common stock that is subject to option) is equal to the fair market value of the stock on the date of grant of the option.
     All options shown were granted on October 30, 1997.

(2) One-half of options granted become exercisable ratably over three years from the fiscal year end. The remaining one-half of options granted are subject to the Company meeting certain performance goals in addition to the time requirements applicable to the other options. All options expire 10 years from grant. Vesting accelerates in the event of death, disability, involuntary termination, and in certain other events at the discretion of the compensation committee of the Board of Directors.

(3) The potential realizable value shown for the executive officers is net of the option exercise price. The dollar gains under these columns result from calculations assuming 5% and 10% growth rates in stock price as prescribed by the Securities and Exchange Commission and achievement of performance of goals, and are not intended to forecast future price appreciation of JPS Textile Group, Inc. common stock. The gains reflect a future value based upon growth at these prescribed rates. It is important to note that options have value to the executive officers and to other option recipients only if the stock price advances beyond the grant date price shown in the Table during the effective option period.

Compensation of Directors

Each director who is not an employee of the Company will be paid $20,000 annually for his services as a director, $1,200 for attendance at each meeting of the Board of Directors and each committee meeting which does not occur in conjunction with a directors' meeting, and $1,000 annually for his or her services as the chairman of any committee. In addition, each non-employee director received on the Effective Date a grant of options to purchase 25,000 shares of common stock of JPS (other than Robert J. Capozzi who has waived his right to receive such options) at an exercise price based on the per share price of the Common Stock as of the Effective Date (which was $12.33 per share). With respect to the options granted to each non-employee director on the Effective Date, options to purchase 5,000 shares of common stock of JPS vested on the Effective Date and with respect to the balance of the options so granted, options to purchase 5,000 shares of common stock of JPS will vest on each of the first, second, third and fourth anniversaries of the Effective Date. Moreover, non-employee directors are eligible to participate in the Incentive Plan. Under the Incentive Plan each non-employee director appointed subsequent to the Effective Date will receive on the date such director is appointed (the "Appointment Date") a grant of options to purchase 25,000 shares of common stock of JPS at an exercise price based on the per share price of the common stock of JPS as of the Appointment Date. With respect to the options granted to each non-employee director appointed subsequent to the Effective Date, options to purchase 5,000 shares of common stock of JPS will vest on the applicable Appointment Date and with respect to the balance of the options so granted, options to purchase 5,000 shares of common stock of JPS will vest on each of the first, second, third and fourth anniversaries of such Appointment Date.

Item 12.  SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT.

Based upon information known to JPS as of January 7, 1998, the following table sets forth the ownership of the shares of Common Stock issued and outstanding as of such date by (a) each person or group that is the beneficial owner of more than 5% of such shares on such date, (b) each director of JPS on such date and
(c) all directors of JPS as a group on such date.


                                                                                      Common Stock (1)
                                                                                      ----------------
         Name and Address of Beneficial Owners                           Number of Shares       Percent of Class
         -------------------------------------                           ----------------       ----------------
         Magten Asset Management Corp.(2)                                    1,905,435                18.07%
         35 East 21st Street
         New York, New York 10010

         Northeast Investors Trust                                           1,038,823                 9.85%
         50 Congress Street, 10th Floor
         Boston, Massachusetts 02109

         TCW Shared Opportunity Fund II, L.P.(3)                               568,376                 5.39%
         11100 Santa Monica Boulevard
         Suite 2000
         Los Angeles, California 90025

         Swiss Bank Corporation, London Branch                               1,027,214                 9.74%
         222 Broadway
         New York, New York 10038

         Merrill Lynch, Pierce, Fenner & Smith, Incorporated                   925,685                 8.78%
         250 Vesey Street
         World Financial Center-North Tower
         New York, New York 10281

         Daystar L.L.C.                                                      1,679,360                15.92%
         411 Theodore Fremd Avenue
         Rye, New York 10580

         Robert J. Capozzi(5)                                                1,905,435                18.07%
         Magten Asset Management Corp.
         35 East 21st Street
         New York, New York 10010

         Jeffrey S. Deutschman                                                   5,000  (4)            0.05%
         10519 Ashton Avenue
         Los Angeles, California 90024

         Nicholas P. DiPaolo                                                     5,000  (4)            0.05%
         4 Powder Hill
         Saddle River, New Jersey 07458

         Michael L. Fulbright                                                    5,000  (4)            0.05%
         1940 Dinsmore Road
         Alpharetta, Georgia 30201

                                                                                      Common Stock (1)
                                                                                      ----------------
         Name and Address of Beneficial Owners                           Number of Shares       Percent of Class
         -------------------------------------                           ----------------       ----------------
         Jerry E. Hunter                                                        32,852                 0.31%
         JPS Textile Group, Inc.
         555 North Pleasantburg Drive
         Suite 202
         Greenville, South Carolina 29607

         John M. Sullivan                                                        5,000  (4)            0.05%
         American Silk Mills Corp.
         41 Madison Avenue
         41st Floor
         New York, New York 10010

         David H. Taylor                                                        20,984                 0.20%
         JPS Textile Group, Inc.
         555 North Pleasantburg Drive
         Suite 202
         Greenville, South Carolina 29607

         Directors and executive officers as a group                         1,979,271  (6)           18.77%

(1) After giving effect to (i) the exercise in full of the New Warrants issued on the Effective Date and (ii) the exercise in full of all options to purchase shares of common stock of JPS which became vested on the Effective Date.

(2) Includes shares of the Common Stock held by Magten in accounts managed by Magten on behalf of various investment advisory clients, including the City of Los Angeles Fire and Police Pension Systems (719,411 shares, or 6.82%, of the Common Stock) and Hughes Retirement Plans Trust (575,617 shares, or 5.46%, of the Common Stock). Certain of such shares are held for the benefit of family interests of Talton R. Embry, the Chairman, a director and controlling shareholder of Magten, or in employee plans with respect to which Mr. Embry serves as a trustee. Magten has shared voting and investment power over all of such 1,905,447 shares.

(3) The general partner and investment advisor of TCW Shared Opportunity Fund II, L.P. ("SHOP II") is TCW Investment Management Company ("TIMCO"). Messrs. Mark L. Attanasio, Robert D. Beyer, Jean-Marc Chapus and Mark L. Gold are portfolio managers of SHOP II and exercise voting and dispositive power on its behalf. Messrs. Attanasio, Beyer, Chapus and Gold disclaim any beneficial ownership of the capital stock of JPS.

(4) Represents options granted to non-employee directors of JPS (other than Robert J. Capozzi) on the Effective Date. See "EXECUTIVE COMPENSATION--Compensation of Directors."

(5) By virtue of 1,905,435 shares of Common Stock of JPS beneficially owned by Magten, of which Mr. Capozzi is Managing Director. Mr. Capozzi disclaims beneficial ownership of all of these shares. Mr. Capozzi has informed JPS that he has waived his entitlement to receive any options to purchase shares of common stock of JPS to which each non-employee director will be entitled on the Effective Date. See "EXECUTIVE COMPENSATION--Compensation of Directors."

(6) Includes 1,905,435 shares of Common Stock of JPS beneficially owned by Magten. See Note 5.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
          8-K.

(a)       (1)      The following financial statements are included in Item 8:

          (i)      Independent Auditors' Report.
          (ii) Consolidated Balance Sheets as of November 1, 1997 (Reorganized Company) and November 2, 1996 (Predecessor Company).
          (iii) Consolidated Statements of Operations for the periods from October 10, 1997 to November 1, 1997
                   (Reorganized Company) and November 3, 1996 to October 9, 1997 (Predecessor Company) and the fiscal years ended November 2, 1996 and October 28, 1995 (Predecessor Company).
          (iv)     Consolidated Statements of Senior Redeemable
                   Preferred Stock and Shareholders' Equity (Deficit) for the periods from October 10, 1997 to November 1, 1997 (Reorganized Company) and November 3, 1996 to October 9, 1997 (Predecessor Company) and the fiscal years ended November 2, 1996 and October 28, 1995 (Predecessor Company).
          (v) Consolidated Statements of Cash Flows for the periods from October 10, 1997 to November 1, 1997
                   (Reorganized Company) and November 3, 1996 to October 9, 1997 (Predecessor Company) and the fiscal years ended November 2, 1996 and October 28, 1995 (Predecessor Company).
          (vi)     Notes to Consolidated Financial Statements.

The registrant is primarily a holding company and all direct subsidiaries are wholly owned.

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

(b)                No reports on Form 8-K were filed during the quarter ended
                   November 1, 1997.

(c)                Reference is made to Item 14(a)(3) above.

(d)                Reference is made to Item 14(a)(2) above.

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this report, which are incorporated herein:

Exhibit
Number                                 Description
-------                                -----------

2.1(i) Joint Plan of Reorganization for JPS Textile Group, Inc., a Delaware corporation ("JPS"), proposed by JPS and JPS Capital Corp., a Delaware corporation, pursuant to chapter 11 of title 11 United States Code (the "Bankruptcy Code"), dated August 1, 1997 (as amended, the "Plan").(K)

2.1(ii) Revised Technical and Conforming Amendment to the Plan, dated September 4, 1997.(L)

3.1 Restated Certificate of Incorporation of JPS, filed with the Secretary of State of the State of Delaware on October 9, 1997.(P)

3.2           Amended and Restated By-laws of JPS.(P)

4.1 Indenture, dated as of October 9, 1997 (the "Contingent Note Indenture"), between JPS Capital Corp. ("Capital") and First Trust National Association ("First Trust"), as Trustee, relating to Capital's Contingent Notes (the "Contingent Notes").(K)

4.2 Form of Contingent Note, incorporated by reference to Exhibit A to the Contingent Note Indenture.(K)

10.1 Loan and Security Agreement, dated as of October 30, 1991, (the "CIT Loan Agreement"), between JPS Converter and Industrial Corp., a Delaware corporation ("JCIC") and The CIT Group/Equipment Financing, Inc. ("CIT").(A)

10.2 First Amendment to the CIT Loan Agreement, dated as of June 26, 1992, by and between JCIC and CIT.(A)

10.3 Second Amendment to the CIT Loan Agreement, dated as of December 22, 1992, by and between JCIC and CIT.(A)

10.4 Agreement of Lease, dated as of June 1, 1988, by and between 1185 Avenue of the Americas Associates ("1185 Associates") and JCIC.(A)

10.5 Lease Modification and Extension Agreement, dated as of April 2, 1991, by and between 1185 Associates and JCIC.(A)

10.6 Third Amendment to the CIT Loan Agreement, dated as of August 6, 1993, by and between JCIC and CIT.(B)

10.7 Trademark License Agreement, dated as of May 9, 1988, by and between J.P. Stevens and JPS Acquisition Corp. (predecessor to the Company.)(B)

Exhibit
Number                               Description
-------                              -----------

10.8 Omnibus Real Estate Closing Agreement, dated as of May 9, 1988, by and among J.P. Stevens, JPS Acquisition Corp., JPS Acquisition Automotive Products Corp., JPS Acquisition Carpet Corp., JPS Acquisition Industrial Fabrics Corp., JPS Acquisition Converter and Yarn Corp. and JPS Acquisition Elastomerics Corp.(B)

10.9 Purchase Agreement, dated as of April 24, 1988, by and among JPS Holding Corp., the Company, Odyssey Partners, West
              Point-Pepperell, Inc., STN Holdings Inc., Magnolia Partners, L.P. and J.P. Stevens.(B)

10.10 Asset Purchase Agreement, dated as of May 25, 1994, by and among the Company, JAPC, JCIC, JPS Auto Inc., a Delaware corporation, and Foamex International Inc., a Delaware corporation.(C)

10.11 Fourth Amended and Restated Credit Agreement (the "Existing Credit Agreement"), dated as of June 24, 1994, by and among the Company, JCIC, JPS Elastomerics Corp., a Delaware corporation ("JEC"), JPS Carpet Corp., a Delaware corporation ("JCC"), the financial institutions listed on the signature pages thereof, Citibank, N.A. ("Citibank") as Agent and Administrative Agent, and General Electric Capital Corporation ("GECC") as Co-Agent and Collateral Agent.(D)

10.12 First Amendment to the Existing Credit Agreement, dated as of November 4, 1994, by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral Agent.(E)

10.13 Second Amendment to the Existing Credit Agreement, dated as of December 21, 1994, by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC as Co-Agent and Collateral Agent.(E)

10.14 Fourth Amendment to CIT Loan Agreement, dated as of December 29, 1994, by and between JCIC and CIT.(E)

10.15 Lease Modification and Extension Agreement, dated as of April 30, 1993, by and between 1185 Associates and JCIC.(E)

10.16 Third Amendment to Existing Credit Agreement, dated as of May 31, 1995 by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral Agent.(F)

10.17 Fourth Amendment to Existing Credit Agreement, dated as of October 28, 1995 by and among the Company, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as Agent and Administrative Agent, and GECC, as Co-Agent and Collateral Agent.(G)

10.18 Lease Modification and Extension Agreement, dated as of November 17, 1994, by and between 1185 Associates and JCIC.(G)

Exhibit
Number                              Description
-------                             -----------

10.19 Asset Transfer Agreement, dated as of November 16, 1995, by and among the Company, JPS Carpet Corp., a Delaware corporation, Gulistan Holdings Inc. ("GHI"), a Delaware corporation and Gulistan Carpet Inc., a Delaware Corporation and wholly-owned subsidiary of GHI.(H)

10.20 Fifth Amendment to the Fourth Amended & Restated Credit Agreement, dated as of May 6, 1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.(I)

10.21 Sixth Amendment to the Fourth Amended & Restated Credit Agreement, dated as of May 15, 1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.(I)

10.22 Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 22, 1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.(J)

10.23 Eighth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 6, 1996, by and among the Company, JPS Elastomerics Corp., JPS Converter and Industrial Corp., JPS Auto Inc., JPS Carpet Corp., International Fabrics, Inc., the financial institutions listed on the signature pages thereof, Citibank, N.A. as agent and Administrative Agent and General Electric Capital Corporation as Co-Agent and Collateral Agent.(J)

10.24 Employment Agreement dated October 9, 1997, between the Company and Jerry E. Hunter. (P)

10.25 Employment Agreement dated October 9, 1997, between the Company and David H. Taylor. (P)

10.26 Employment Agreement dated October 9, 1997, between the Company and Monnie L. Broome.(P)

10.27 Employment Agreement, dated May 1, 1993 and amended September 11, 1995 between the Company and Carl Rosen.(J)

10.28 Employment Agreement, dated December 23, 1991 and amended August 20, 1996 and December 23, 1996 between the Company and Bruce Wilby.(G)

10.29 Asset Purchase Agreement, dated as of September 30, 1996 between Elastomer Technologies Group, Inc. a Delaware Corporation, and JPS Elastomerics Corp., a Delaware Corporation and wholly-owned subsidiary of the Company.(G)

Exhibit
Number                                       Description
--------                                     -----------

10.30 Receivables Purchase Agreement dated as of September 30, 1996 between The Bank of New York Commercial Corporation, a New York Corporation and JPS Elastomerics Corp., a Delaware Corporation and wholly-owned subsidiary of the Company.(G)

10.31 Registration Rights Agreement, dated as of October 9, 1997, by and among JPS and the holders of JPS's Common Stock.(P)

10.32 Ninth Amendment to Existing Credit Agreement, dated as of February 21, 1997, by and among JPS, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as agent and Administrative Agent and GECC as Co-Agent and Collateral Agent.(N)

10.33 Tenth Amendment to the Existing Credit Agreement, dated as of April 29, 1997, by and among JPS, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as agent and Administrative Agent and GECC as Co-Agent and Collateral Agent.(O)

10.34 Eleventh Amendment to the Existing Credit Agreement, dated as of May 15, 1997, by and among JPS, JCIC, JEC, JCC, the financial institutions listed on the signature pages thereof, Citibank, as agent and Administrative Agent and GECC as Co-Agent and Collateral Agent.(O)

10.35 Credit Facility Agreement, dated as of October 9, 1997, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent party thereto.(M)

10.36         1997 Incentive and Capital Accumulation Plan dated as of October
              9, 1997.(P)

10.37         Warrant Agreement dated as of October 9, 1997.(P)

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

21.1          List of Subsidiaries of the Company.(E)

24.1 Power of Attorney relating to JPS (included as part of the signature page hereof).(M)

27.1          Financial data schedule.(P)

------------------------------------
(A) Previously filed as an exhibit to Registration Statement No. 33-58272 on Form S-1, declared effective by the SEC on July 26, 1993, and incorporated herein by reference.
(B) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 30, 1993.

(C) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.
(D) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.
(E) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 29, 1994.
(F) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
(G) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 2, 1996.
(H) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 1, 1995.
(I) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.
(J) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.
(K) Previously filed as an exhibit to JPS's Current Report on Form 8-K dated July 2, 1997.
(L) Previously filed as an exhibit JPS's Registration Statement on Form 8-A filed on September 8, 1997.
(M)      Previously filed.
(N) Previously filed as an exhibit to JPS's Quarterly Report on Form 10-Q for the quarter ended February 1, 1997.
(O) Previously filed as an exhibit to JPS's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.
(P)      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JPS TEXTILE GROUP, INC.

Date: January 30, 1998                 By: /s/ Jerry E. Hunter
                                           ------------------------------------
                                           Jerry E. Hunter
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                                Title                                         Date
---------                                -----                                         ----

/s/ Jerry E. Hunter                       Director, Chairman of the Board,             January 30, 1998
---------------------------------           President and Chief Executive Officer
Jerry E. Hunter


/s/ David H. Taylor                      Director, Executive                            January 30, 1998
---------------------------------          Vice President-Finance,
David H. Taylor                            Principal Financial Officer and
                                           Secretary



/s/ Robert J. Capozzi                    Director                                       January 30, 1998
---------------------------------
Robert J. Capozzi


/s/ Jeffrey S. Deutschman                Director                                       January 30, 1998
---------------------------------
Jeffrey S. Deutschman


/s/ Nicholas P. DiPaolo                  Director                                       January 30, 1998
---------------------------------
Nicholas P. DiPaolo


/s/ Michael J. Fulbright                 Director                                       January 30, 1998
---------------------------------
Michael L. Fulbright


/s/ John M. Sullivan. Jr.                Director                                       January 30, 1998
---------------------------------
John M. Sullivan, Jr.


/s/ L. Allen Ollis                       Controller                                     January 30, 1998
---------------------------------
L. Allen Ollis

JPS TEXTILE GROUP, INC.
INDEX TO SCHEDULE


INDEX TO FINANCIAL STATEMENT SCHEDULE
For the Fiscal Years Ended October 28, 1995, November 2, 1996 and the periods from November 3, 1996 to October 9, 1997 and from October 10, 1997 to November 1, 1997.




FINANCIAL STATEMENT SCHEDULE

II.      Valuation and Qualifying Accounts and Reserves                    S-2






Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS TEXTILE GROUP, INC.                                             SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (IN THOUSANDS)


          Column A                                  Column B             Column C           Column D    Column E
       --------------                               ----------   ------------------------- ----------- ------------
                                                                              Charged to
                                                    Balance at   Charged to     Other                   Balance at
                                                     Beginning    Costs and     Accounts    Deductions    End of
       Classification                               of Period      Expenses    Describe      Describe     Period
       --------------                               ----------   ----------   ------------ ----------- ------------
                                                                                 (a)          (b)
Allowances Deducted from Asset to Which They Apply:

Fiscal Year Ended October 28, 1995 (52 Weeks)
     Allowance for doubtful accounts                 $   1,927     $   (114)    $     206     $    69     $  1,950
     Claims, returns and other allowances                  650          --            175         644          181
                                                     ---------     --------     ---------     -------     --------
                                                     $   2,577     $   (114)    $     381     $   713     $  2,131
                                                     =========     ========     =========     =======     ========

Fiscal Year Ended November 2, 1996 (53 Weeks)
     Allowance for doubtful accounts                 $   1,950     $     72     $     563     $   237     $  2,348
     Claims, returns and other allowances                  181           --           338         356          163
                                                     ---------     --------     ---------     -------     --------
                                                     $   2,131     $     72     $     901     $   593     $  2,511
                                                     =========     ========     =========     =======     ========

For the Period From November 3, 1996
     to October 9, 1997
     Allowance for doubtful accounts                 $   2,348     $    781     $  (1,258)    $    24     $  1,847
     Claims, returns and other allowances                  163           --           164         179          148
                                                     ---------     --------     ---------     -------     --------
                                                     $   2,511     $    781     $  (1,094)    $   203     $  1,995
                                                     =========     ========     =========     =======     ========

For the Period From October 10, 1997
     to November 1, 1997
     Allowance for doubtful accounts                 $   1,847     $     --     $    (945)    $    --     $    902
     Claims, returns and other allowances                  148           --             7           4          151
                                                     ---------     --------     ---------     -------     --------
                                                     $   1,995     $     --     $    (938)    $     4     $  1,053
                                                     =========     ========     =========     =======     ========

(a)   Change in various reserves charged to net sales.

(b)   Uncollected receivables written off, net of recoveries.