Form 10-Q
period 1998-01-31
JPS TEXTILE GROUP INC /DE/
filed 1998-03-17
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________.

                        Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                                                           57-0868166
----------------------------------                                                   --------------------------------
(State or other jurisdiction of                                                              (I.R.S. Employer
incorporation or organization)                                                            Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina                              29607
---------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                       (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of March 17, 1998.

JPS TEXTILE GROUP, INC.
INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    Number
    Item 1.      Condensed Consolidated Balance Sheets
                     January 31, 1998 (Unaudited) and November 1, 1997  . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Operations
                     Three Months Ended January 31, 1998 (Reorganized Company) and
                     February 1, 1997 (Predecessor Company) (Unaudited)   . . . . . . . . . .         4

                 Condensed Consolidated Statements of Cash Flows
                     Three Months Ended January 31, 1998 (Reorganized Company) and
                     February 1, 1997 (Predecessor Company) (Unaudited)   . . . . . . . . . .         5

                 Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . .         6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .        10

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                             January 31,      November 1,
                                                                                 1998             1997
                                                                             ------------     ------------
                                                                             (Unaudited)
ASSETS

Current assets:
  Cash                                                                        $    2,575       $    3,888
  Accounts receivable                                                             74,825           79,569
  Inventories (Note 2)                                                            46,706           44,770
  Prepaid expenses and other (Note 4)                                             38,143           37,085
                                                                              ----------       ----------
    Total current assets                                                         162,249          165,312

Property, plant and equipment, net                                               106,799          104,554
Reorganization value in excess of amounts
  allocable to identifiable assets                                                45,116           45,690
Other assets                                                                       6,790            6,825
                                                                              ----------       ----------

         Total assets                                                         $  320,954       $  322,381
                                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $   23,090       $   24,353
  Accrued interest                                                                 1,436              421
  Accrued salaries, benefits and withholdings                                      8,086            9,148
  Other accrued expenses                                                          11,525           13,182
  Current portion of long-term debt (Notes 3 and 4)                               35,845           36,076
                                                                              ----------       ----------
    Total current liabilities                                                     79,982           83,180

Long-term debt (Note 3)                                                           94,914           94,891
Other long-term liabilities                                                       18,319           18,263
                                                                              ----------       ----------
    Total liabilities                                                            193,215          196,334
                                                                              ----------       ----------

Shareholders' equity:
  Common stock                                                                       100              100
  Additional paid-in capital                                                     123,230          123,230
  Retained earnings                                                                4,409            2,717
                                                                              ----------       ----------
    Total shareholders' equity                                                   127,739          126,047
                                                                              ----------       ----------

         Total liabilities and shareholders' equity                           $  320,954       $  322,381
                                                                              ==========       ==========

Note: The condensed consolidated balance sheet at November 1, 1997 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

                                                                                  Three Months Ended
                                                                           --------------------------------
                                                                            Reorganized        Predecessor
                                                                              Company            Company
                                                                           -------------       ------------
                                                                            January 31,        February 1,
                                                                                1998               1997
                                                                           -------------       ------------
Net sales                                                                 $     100,800       $    97,166
Cost of sales                                                                    85,414            84,933
                                                                          -------------       -----------
Gross profit                                                                     15,386            12,233

Selling, general and administrative expenses                                     10,509             9,314
Other income (expense), net                                                          24                (6)
                                                                          -------------       -----------

Operating profit                                                                  4,901             2,913
Valuation allowance on Gulistan securities                                            -            (1,299)
Interest income                                                                     325               737
Interest expense                                                                 (2,284)          (10,174)
Reorganization fees and expenses                                                      -            (1,162)
                                                                          -------------       -----------

Income (loss) before income taxes                                                 2,942            (8,985)
Provision for income taxes                                                        1,250               157
                                                                          -------------       -----------

Net income (loss)                                                         $       1,692       $    (9,142)
                                                                          =============       ===========

Weighted average number of common shares outstanding (A)                     10,000,000
                                                                          =============

Basic earnings per common share (A)                                       $        0.17
                                                                          =============


(A) Share and per share data are not meaningful for periods ending prior to the Effective Date of the Plan of Reorganization due to the significant change in the capital structure of the Company in connection with the Plan of Reorganization.


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                  Three Months Ended
                                                                           --------------------------------
                                                                            Reorganized        Predecessor
                                                                              Company            Company
                                                                           -------------       ------------
                                                                            January 31,        February 1,
                                                                                1998               1997
                                                                           -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $    1,692        $  (9,142)
                                                                             ----------        ---------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization, except amounts included
           in interest expense                                                    2,979            4,684
         Interest accretion and debt issuance cost amortization                      81            2,431
         Valuation allowance on Gulistan securities                                   -            1,299
         Other, net                                                                (198)             844
         Changes in assets and liabilities:
           Accounts receivable                                                    4,744            3,943
           Inventories                                                           (1,936)             495
           Prepaid expenses and other assets                                       (775)          (1,431)
           Accounts payable                                                      (1,262)          (2,544)
           Accrued expenses and other liabilities                                (1,778)           3,649
                                                                             ----------        ---------
             Total adjustments                                                    1,855           13,370
                                                                             ----------        ---------
      Net cash provided by operating activities                                   3,547            4,228
                                                                             ----------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Property and equipment additions                                             (4,651)          (1,165)
                                                                             ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Revolving credit facility repayments, net                                       229           (3,081)
    Repayment and purchases of long-term debt                                      (438)            (411)
                                                                             ----------        ---------
      Net cash used in financing activities                                        (209)          (3,492)
                                                                             ----------        ---------

Net decrease in cash                                                             (1,313)            (429)
Cash at beginning of period                                                       3,888            1,460
                                                                             ----------        ---------

Cash at end of period                                                        $    2,575        $   1,031
                                                                             ==========        =========

Supplemental cash flow information:
    Interest paid                                                            $    1,188        $   1,566
    Income taxes paid                                                               488              213


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.       Basis of Presentation

         Unless the context otherwise requires, the terms "JPS" and the "Company" as used in these consolidated financial statements mean JPS Textile Group and JPS Textile Group, Inc. together with its subsidiaries, respectively.

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997. The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

         As discussed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997, on August 1, 1997, JPS (but no subsidiary of JPS) commenced a voluntary reorganization case under chapter 11, title 11 of the United States Code (the "Bankruptcy Code") in the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") and filed a Joint Plan of Reorganization proposed by JPS and its wholly-owned subsidiary, JPS Capital Corp. ("JPS Capital"). The Plan of Reorganization was previously accepted, pursuant to a prepetition solicitation of votes, by holders of more than 99% of the public debt securities that voted thereon and holders of 100% of the Series A Senior Preferred Stock that voted thereon (the holders of JPS's public debt securities and Series A Senior Preferred Stock being the only holders of impaired claims and impaired equity interests entitled to receive a distribution and therefore, pursuant to section 1126 of the Bankruptcy Code, the only holders entitled to vote on the Plan of Reorganization). The Plan of Reorganization was confirmed by the Bankruptcy Court on September 9, 1997 and became effective on October 9, 1997 (the "Effective Date"), resulting in, among other things, the cancellation of JPS's Series A Senior Preferred Stock, Series B Junior Preferred Stock, class A common stock and class B common stock, and the issuance by JPS of 10,000,000 shares of common stock, $.01 par value per share (the "Common Stock"). Through the implementation of the Plan of Reorganization, (a) JPS's public debt securities, having a face amount of approximately $241.1 million, were converted into $14 million of cash, 99.25% of the Common Stock issued by JPS on the Effective Date, and $34 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes of JPS Capital, (b) JPS issued, in respect of its Series A Senior Preferred Stock, warrants to purchase up to 5% of the Common Stock, (c) the obligations of JPS under its former working capital facility were satisfied and a new revolving credit agreement was obtained, and (d) JPS's senior management received approximately 0.75% of the Common Stock issued by JPS on the Effective Date.

         The Plan of Reorganization was accounted for pursuant to Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no retained earnings or accumulated deficit as of October 9, 1997. Accordingly, the consolidated financial statements for the period prior to October 9, 1997 (the "Predecessor Company") are not comparable to consolidated financial statements presented subsequent to October 9, 1997. A black line has been drawn on the accompanying consolidated financial statements and notes thereto to distinguish between the Reorganized Company and Predecessor Company balances.

         In the quarter ended February 1, 1997, the Company incurred professional fees and expenses of approximately $1.2 million in connection with the Plan of Reorganization. Such amounts are classified in the accompanying condensed consolidated statements of operations as "reorganization fees and expenses."

2.       Inventories (in thousands):

                                                                              January 31,      November 1,
                                                                                 1998              1997
                                                                              ----------       -----------
             Raw materials and supplies                                        $  12,713        $   12,508
             Work-in-process                                                      17,488            17,168
             Finished goods                                                       16,505            15,094
                                                                               ---------        ----------
                 Total                                                         $  46,706        $   44,770
                                                                               =========        ==========

3.       Long-Term Debt (in thousands):

                                                                              January 31,        November 1,
                                                                                  1998              1997
                                                                               ----------      -------------
             Senior credit facility, revolving line of credit                  $  92,475        $   92,246
             Contingent notes                                                     34,540            34,540
             Equipment financing                                                   3,744             4,181
                                                                               ---------        ----------
                 Total                                                           130,759           130,967
             Less current portion                                                 35,845            36,076
                                                                               ---------        ----------
             Long-term portion                                                 $  94,914        $   94,891
                                                                               =========        ==========

4.       Contingencies

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. Based on warranties that were issued on the roofs, the Company estimates that substantially all the defective roofing product claims will be resolved by the year 2000. The liability for such defective products was approximately $3.6 million at January 31, 1998 and $3.8 million at November 1, 1997. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At January 31, 1998, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $26.6 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2004 through 2011. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $20.9 million (subject to adjustment) which expire in 2005 through 2012. Alternative minimum tax credits of approximately $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company utilized approximately $1.4 million of net operating loss carryforwards for regular federal income tax purposes during the quarter ended January 31, 1998. The Company's ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $28 million has been provided.

         On the Effective Date, under the terms of the Plan of Reorganization, JPS Capital, JPS and First Trust National Association, as trustee, entered into an indenture, dated as of the Effective Date, pursuant to which JPS Capital issued contingent notes in an initial principal amount of approximately $34 million, subject to adjustment as set forth below. The contingent notes are unsecured obligations of JPS Capital and are contingent as to timing and amount.

         The timing and amount of payments due pursuant to the contingent notes will depend upon the amount of cash on hand at JPS Capital at maturity, which in turn will depend on the ultimate resolution of certain possible contingent tax liabilities of the Company. JPS Capital was established in 1994 at the time of the Company's sale of its automotive assets. During fiscal year 1994, the Company utilized approximately $141 million of tax net operating loss carryforwards to offset the gain recognized on such sale. Although the Company believes that the use of such carryforwards to offset such gain more likely than not will be sustained under existing tax laws, uncertainty existed at the time of such sale and continues to exist. Therefore, the Company set aside in JPS Capital a portion of the net proceeds from such sale to satisfy, if necessary, these possible contingent tax liabilities. Such amounts were invested in United States Treasury Securities and subsequently reinvested in United States Treasury Securities and corporate obligations by JPS Capital. As of the Effective Date, JPS Capital held funds of approximately $34 million. Pursuant to the Plan of Reorganization, JPS Capital will continue to hold those funds on behalf of the JPS tax affiliates, and following the final resolution of such possible contingent tax liabilities, provide to them from such funds the amounts with which they will satisfy their finally determined liabilities.

         In the event the aggregate funds held by JPS Capital are less than $34 million following the date on which the possible contingent tax liability in respect of the Company's 1994 fiscal year is finally resolved, and to the extent of any such liability, satisfied, the aggregate principal amount of the contingent notes will be reduced to equal the aggregate funds held by JPS Capital. The contingent notes will mature and be payable on the forty-fifth day following the date on which the possible contingent tax liability in respect of fiscal year 1994 is finally resolved, and to the extent of any such liability satisfied. No interest is payable on the contingent notes prior to maturity. However, on the maturity date thereof, as provided above, interest will be payable on the contingent notes to the extent the aggregate funds held by JPS Capital on such date exceeds $34 million. If, on such date, the aggregate principal amount, reduced as provided above, is zero or less, the contingent notes will be deemed automatically canceled and no longer an obligation of JPS Capital.

5.       Earnings Per Share

         In the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of basic and diluted earnings per share, as defined. Basic earnings per share for the quarter ended January 31, 1998, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The presentation of diluted earnings per share was not required for the quarter ended January 31, 1998 since the inclusion of additional shares assuming the exercise of stock options and warrants was antidilutive. Earnings per share for the quarter ended February 1, 1997 have not been presented because share and per share data for periods ending prior to the Effective Date are not meaningful due to the significant change in the capital structure of the Company in connection with the Plan of Reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial statements for the period subsequent to the Effective Date (quarter ended January 31, 1998) were prepared under the principles of fresh-start reporting for companies emerging from chapter 11 reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparison is made using the pro forma financial information, and therefore, this discussion addresses such pro forma information. The unaudited pro forma financial information for the quarter ended February 1, 1997 gives effect to the Plan of Reorganization as if the transactions had occurred on November 3, 1996 and was derived by adjusting the historical consolidated financial statements of the Company for the effects of fresh-start accounting. Such adjustments primarily relate to decreased depreciation expense resulting from revaluation of the Company's fixed assets, decreased interest expense resulting from extinguishment of certain old debt securities in the reorganization, increased amortization resulting from reorganization value in excess of amounts allocable to identifiable assets and the elimination of reorganization items, and their related tax effects. This pro forma information is provided for informational purposes only and should not be construed to be indicative of the results of operations of the Company had the transactions been consummated on November 3, 1996 and are not intended to be predictive of the results of operations of the Company for any future period.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.

                                                                                   (In Thousands)
                                                                                 Three Months Ended
                                                                          ---------------------------------
                                                                           Reorganized        Predecessor
                                                                             Company            Company
                                                                          -------------       -------------
                                                                           January 31,        February 1,
                                                                               1998               1997
                                                                          -------------       -------------
                                                                                              (Pro Forma)
Net sales:
  Apparel fabrics and products                                             $    52,591         $    47,318
  Industrial fabrics and products                                               41,997              40,776
  Home fashion textiles                                                          6,212               9,072
                                                                           -----------         -----------

  Net sales                                                                $   100,800         $    97,166
                                                                           ===========         ===========

Operating profit:
  Apparel fabrics and products                                             $     3,365         $     2,090
  Industrial fabrics and products                                                3,040               3,320
  Home fashion textiles                                                            (93)                999
  Indirect corporate expenses, net                                              (1,411)             (1,500)
                                                                           -----------         -----------

  Operating profit                                                               4,901               4,909

Interest income                                                                    325                 294
Interest expense                                                                (2,284)             (2,298)
                                                                           -----------         -----------

Income before income taxes                                                 $     2,942         $     2,905
                                                                           ===========         ===========

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 (the "1998 First Quarter") Compared to the (Pro Forma) Three Months Ended February 1, 1997 (the "1997 First Quarter")

Consolidated net sales increased $3.6 million or 3.7% from $97.2 million in the 1997 first quarter to $100.8 million in the 1998 first quarter. Operating profit remained constant at $4.9 million in the 1998 first quarter compared to a pro forma operating profit of $4.9 million in the 1997 first quarter.

Net sales in the apparel fabrics and products segment, which includes unfinished woven apparel fabrics (greige goods) and yarn primarily for women's wear increased $5.3 million or 11.2% from $47.3 million in the 1997 first quarter to $52.6 million in the 1998 first quarter. This increase is attributable to an improvement in the market conditions for certain of the Company's apparel fabrics as a result of the exit of certain domestic competitors and an increase in average selling prices resulting from an improvement in the mix of products sold during the 1998 first quarter. In addition, the Company utilized certain productive capacity for apparel fabrics in the 1998 first quarter that was utilized for home fashions fabrics in the 1997 first quarter. The Company continues to broaden its sales distribution in its apparel segment to include more export sales and continually works to develop new fabric construction and styles to improve the profitability of its product mix.

Operating profit in the 1998 first quarter for the apparel fabrics and products segment increased by $1.3 million to $3.4 million from pro forma operating profit of $2.1 million in the 1997 first quarter. This increase is attributable to the increase in sales volume, a more profitable product mix and certain improvements in manufacturing efficiencies and productivity resulting from the Company's capital spending plan. The Company expects to realize further improvements in its cost structure as a result of the capital spending plan.

Net sales in the industrial fabrics and products segment, which includes single-ply roofing and environmental membrane, woven fabrics constructed of cotton, synthetics and fiberglass for lamination, insulation and filtration applications and extruded urethane products, increased $1.2 million or 2.9% from $40.8 million in the 1997 first quarter to $42.0 million in the 1998 first quarter. Sales of fiberglass fabrics increased $0.9 million or 5.5% from $16.4 million in the 1997 first quarter to $17.3 million in the 1998 first quarter primarily as a result of the continued growth in demand for fabrics used in the manufacture of electrical circuit boards. The Company expects that the global demand for electronic products which has fueled the growth in demand for fiberglass fabrics will continue in the foreseeable future. The Company has expanded and enhanced its productive capacity and expects to continue to invest in additional machinery and equipment in order to satisfy customer demand and improve product quality. Sales of roofing membrane decreased $0.8 million from $12.2 million in the 1997 first quarter to $11.4 million in the 1998 first quarter. This decrease is primarily attributable to the unusually adverse winter weather conditions throughout much of the United States. The Company's "Hi-Tuff/EP" line of roofing products has enjoyed success in recent years as a result of the membrane's competitive price and outstanding performance characteristics. The Company expects its roofing sales to continue to grow as the Company capitalizes on the market enthusiasm for its line of roofing products. Sales of urethane products in the 1998 first quarter decreased $0.2 million or 3% from the 1997 first quarter because of a slight decline in demand for certain of the Company's products used in the manufacture of athletic footwear. Sales of cotton industrial fabrics in the 1998 first quarter increased $1.9 million or 27.5% from the 1997 first quarter due to improved unit volumes and selling prices. Sales of other industrial fabrics in the 1998 first quarter declined $0.6 million from the 1997 first quarter primarily as a result of the exit of certain low margin products.

Operating profit in the 1998 first quarter for the industrial fabrics and products segment decreased $0.3 million to $3.0 million from pro forma operating profit of $3.3 million in the 1997 first quarter primarily as a result of a change in the product mix, certain costs associated with the installation of additional machinery and equipment referred to above, and increased selling, general and administrative expenses.

Net sales in the home fashion textiles segment, which includes woven drapery fabrics and yarns for the home furnishings industry, decreased $2.9 million or 31.9% from $9.1 million in the 1997 first quarter to $6.2 million in the 1998 first quarter due to a soft home furnishings market in the 1998 first quarter compared to an extremely strong market in the 1997 first quarter.

Operating results in the 1998 first quarter for the home fashion textiles segment decreased to a loss of $0.1 million from a pro forma operating profit of $1.0 million in the 1997 first quarter principally due to the decrease in sales volume and a generally weaker product mix.

Indirect corporate expenses decreased $0.1 million from $1.5 million (pro forma) in the 1997 first quarter to $1.4 million in the 1998 first quarter principally due to slightly lower insurance costs.

Reorganization-related fees and expenses incurred in the 1997 first quarter totaled $1.2 million and represented fees and expenses of the Company's financial advisor, legal counsel and other professionals associated with the Company's financial restructuring and the financial advisor and legal counsel for the holders of a substantial majority of the Company's old outstanding bonds. Such fees and expenses have been excluded from the pro forma financial statements.

In the 1997 first quarter, the Company held debt and equity securities of Gulistan Holdings, Inc. As a result of net losses incurred by Gulistan, the Company recorded a valuation allowance against its investment in the securities with a corresponding charge to income of $1.3 million. These securities were sold in August 1997 for $2 million. Accordingly, the charge of $1.3 million has been excluded from the 1997 first quarter pro forma financial information.

Interest income and expense in the 1998 first quarter are consistent with the 1997 first quarter pro forma amounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). JPS Elastomerics Corp. and JPS Converter and Industrial Corp., each a wholly-owned subsidiary of JPS (collectively, the "Borrowing Subsidiaries"), and JPS have entered into the Credit Facility Agreement, dated as of October 9, 1997 (the "Credit Agreement"), with the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount ($55,000,000 (subject to reduction)) based on fixed assets of the Borrowing Subsidiaries, except that (i) neither Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The maturity date of the Revolving Credit Facility is October 9, 2002. Until the delivery of the Company's certificate with respect to its compliance with the terms of the Credit Agreement during its second fiscal quarter of 1998 (the date of such delivery being the "Delivery Date"), all loans outstanding under the Revolving Credit Facility bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) plus 1.5% per annum or the Base Rate (as defined in the Credit Agreement) and, thereafter, will bear interest at the

Base Rate or the Eurodollar Rate plus an applicable margin (the "Applicable Margin") based upon the Company's consolidated leverage ratio (which margin will not exceed .25% for Base Rate borrowings and 1.75% for Eurodollar Rate borrowings). The Company currently pays (i) a fee of .375% per annum on the average unused commitments under the Revolving Credit Facility until the Delivery Date and thereafter such fees will be reduced to .25% per annum if a specified leverage ratio is satisfied and (ii) a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. At January 31, 1998, the Company had approximately $40.8 million available for borrowing under the Revolving Credit Facility.

During the 1998 first quarter, cash provided by operating activities was $3.5 million. Working capital increased slightly from $82.1 million at November 1, 1997 to $82.3 million at January 31, 1998. Accounts receivable decreased by $4.7 million from November 1, 1997 to January 31, 1998 due to seasonally lower sales in January 1998 compared to October 1997. Inventories increased by $1.9 million, primarily in finished goods, during the 1998 first quarter as a result of the lower sales volume in that period. Accounts payable decreased by $1.3 million from November 1, 1997 to January 31, 1998 primarily as a result of the slowdown in sales volume in January 1998 compared to October 1997 and the corresponding decrease in production requirements. Accrued interest increased $1.0 million from November 1, 1997 to January 31, 1998 due to the timing of interest payments on the Company's revolving credit facility and the accrual of interest on the contingent notes. Accrued salaries, benefits and withholding decreased $1.1 million from November 1, 1997 to January 31, 1998 due to payment of fiscal year-end accrued incentive compensation. Other accrued expenses decreased $1.7 million during the 1998 first quarter due to the payment of certain accrued restructuring fees and expenses.

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

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION

Item
----
1.  Legal Proceedings                                                                                      None
2.  Changes in Securities                                                                                  None
3.  Defaults Upon Senior Securities                                                                        None
4.  Submission of Matters to a Vote of Security Holders                                                    None
5.  Other Information                                                                                      None
6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits:
         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
         (27)  Financial Data Schedule (for SEC use only)
    (b)  Current Reports on Form 8-K:
             Report on Form 8-K dated December 18, 1997, containing the JPS Textile Group, Inc. Press Release announcing its pro forma results for the fourth quarter and fiscal year ended November 1, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JPS TEXTILE GROUP, INC.

Date: March 17, 1998                        /s/ David H. Taylor
                                           --------------------
                                           David H. Taylor
                                           Executive Vice President - Finance,
                                           Secretary and Chief Financial Officer