Form 10-Q
period 1998-05-02
JPS TEXTILE GROUP INC /DE/
filed 1998-06-16
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended May 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to             .
                               ------------    ------------

                         Commission File Number 33-27038

                             JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     57-0868166
-------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina   29607
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                  Registrant's telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of May 29, 1998.

JPS TEXTILE GROUP, INC.
INDEX


                                                                                                       Page
PART I.           FINANCIAL INFORMATION                                                              Number
     Item 1.      Condensed Consolidated Balance Sheets
                      May 2, 1998 (Unaudited) and November 1, 1997.................................       3

                  Condensed Consolidated Statements of Operations
                      Three Months and Six Months Ended May 2, 1998 (Reorganized Company)
                      and May 3, 1997 (Predecessor Company) (Unaudited)............................       4

                  Condensed Consolidated Statements of Cash Flows
                      Six Months Ended May 2, 1998 (Reorganized Company) and
                      May 3, 1997 (Predecessor Company) (Unaudited)................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................      11

PART II.          OTHER INFORMATION ...............................................................      17

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                           May 2,       November 1,
                                                           1998             1997
                                                          --------      -----------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash                                                   $  1,604      $     3,888
   Accounts receivable                                      67,721           79,569
   Inventories (Note 2)                                     51,486           44,770
   Prepaid expenses and other (Note 4)                      37,613           37,085
                                                          --------      -----------
     Total current assets                                  158,424          165,312

Property, plant and equipment, net                         111,853          104,554
Reorganization value in excess of amounts
   allocable to identifiable assets                         44,563           45,690
Other assets                                                 5,709            6,825
                                                          --------      -----------

         Total assets                                     $320,549      $   322,381
                                                          ========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 24,708      $    24,353
   Accrued interest                                          1,382              421
   Accrued salaries, benefits and withholdings               9,585            9,148
   Other accrued expenses                                   11,706           13,182
   Current portion of long-term debt (Notes 3 and 4)        35,569           36,076
                                                          --------      -----------
     Total current liabilities                              82,950           83,180

Long-term debt (Note 3)                                     88,843           94,891
Other long-term liabilities                                 18,147           18,263
                                                          --------      -----------
     Total liabilities                                     189,940          196,334
                                                          --------      -----------

Shareholders' equity:
   Common stock                                                100              100
   Additional paid-in capital                              123,230          123,230
   Retained earnings                                         7,279            2,717
                                                          --------      -----------
     Total shareholders' equity                            130,609          126,047
                                                          --------      -----------

         Total liabilities and shareholders' equity       $320,549      $   322,381
                                                          ========      ===========

Note: The condensed consolidated balance sheet at November 1, 1997 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)



                                                            Three Months Ended                    Six Months Ended
                                                            ------------------                    ----------------
                                                     Reorganized    |   Predecessor       Reorganized     |  Predecessor
                                                       Company      |     Company           Company       |    Company
                                                     ------------   |   -----------       ------------    |  -----------
                                                        May 2,      |     May 3,             May 2,       |    May 3,
                                                         1998       |      1997               1998        |     1997
                                                     ------------   |   -----------       ------------    |  -----------
                                                                    |                                     |
Net sales                                            $    101,348   |   $   108,137       $    202,148    |  $   205,303
Cost of sales                                              84,521   |        93,037            169,935    |      177,970
                                                     ------------   |   -----------       ------------    |  -----------
Gross profit                                               16,827   |        15,100             32,213    |       27,333
                                                                    |                                     |
Selling, general and administrative                                 |                                     |
     expenses                                               9,987   |        10,293             20,496    |       19,607
Other income (expense), net                                    35   |          (377)                59    |         (383)
                                                     ------------   |   -----------       ------------    |  -----------
                                                                    |                                     |
Operating profit                                            6,875   |         4,430             11,776    |        7,343
Valuation allowance on Gulistan                                     |                                     |
     securities                                                --   |          (789)                --    |       (2,088)
Interest income                                               239   |           734                564    |        1,471
Interest expense                                           (2,094)  |       (10,049)            (4,378)   |      (20,223)
Reorganization fees and expenses                               --   |        (1,982)                --    |       (3,144)
                                                     ------------   |   -----------       ------------    |  -----------
                                                                    |                                     |
Income (loss) before income taxes                           5,020   |        (7,656)             7,962    |      (16,641)
Provision for income taxes                                  2,150   |           252              3,400    |          409
                                                     ------------   |   -----------       ------------    |  -----------
Net income (loss)                                           2,870   |        (7,908)             4,562    |      (17,050)
                                                                    |                                     |
Senior redeemable preferred                                         |                                     |
     stock-in-kind dividends and                                    |                                     |
     discount accretion                                        --   |         1,277                 --    |        2,542
                                                     ------------   |   -----------       ------------    |  -----------
                                                                    |                                     |
Income (loss) applicable to common                                  |                                     |
     stock                                           $      2,870   |   $    (9,185)      $      4,562    |  $   (19,592)
                                                     ============   |   ===========       ============    |  ===========
                                                                    |                                     |
Earnings (loss) per share (Note 5):                                 |                                     |
     Basic                                           $       0.29   |   $     (9.19)      $       0.46    |  $    (19.59)
     Diluted                                                 0.29   |         (9.19)              0.46    |       (19.59)
                                                                    |                                     |
Number of shares used in per share                                  |                                     |
   calculation:                                                     |                                     |
     Basic                                             10,000,000   |     1,000,000         10,000,000    |    1,000,000
     Diluted                                           10,014,407   |     1,000,000         10,007,204    |    1,000,000


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                                                 Six Months Ended
                                                                                 ----------------
                                                                             Reorganized  |  Predecessor
                                                                               Company    |    Company
                                                                             -----------  |  ------------
                                                                                 May 2,   |       May 3,
                                                                                  1998    |        1997
                                                                             -----------  |  ------------
                                                                                          |
CASH FLOWS FROM OPERATING ACTIVITIES                                                      |
     Net income (loss)                                                       $     4,562  |  $    (17,050)
                                                                             -----------  |  ------------
     Adjustments to reconcile net income (loss) to net cash provided by                   |
       operating activities:                                                              |
         Depreciation and amortization, except amounts included                           |
           in interest expense                                                     5,830  |         9,578
         Interest accretion and debt issuance cost amortization                      169  |         4,919
         Valuation allowance on Gulistan securities                                   --  |         2,088
         Other, net                                                               (1,384) |           959
         Changes in assets and liabilities:                                               |
           Accounts receivable                                                    11,848  |         2,982
           Inventories                                                            (6,716) |         2,426
           Prepaid expenses and other assets                                       2,022  |        (1,764)
           Accounts payable                                                          355  |        (1,279)
           Accrued expenses and other liabilities                                   (268) |         9,632
                                                                             -----------  |  ------------
              Total adjustments                                                   11,856  |        29,541
                                                                             -----------  |  ------------
       Net cash provided by operating activities                                  16,418  |        12,491
                                                                             -----------  |  ------------
                                                                                          |
CASH FLOWS USED IN INVESTING ACTIVITIES                                                   |
     Property and equipment additions                                            (12,002) |        (4,702)
                                                                             -----------  |  ------------
                                                                                          |
CASH FLOWS FROM FINANCING ACTIVITIES                                                      |
     Financing costs incurred                                                       (146) |          (100)
     Revolving credit facility repayments, net                                    (5,677) |        (6,456)
     Repayment of other long-term debt                                              (877) |        (1,409)
                                                                             -----------  |  ------------
       Net cash used in financing activities                                      (6,700) |        (7,965)
                                                                             -----------  |  ------------
                                                                                          |
Net decrease in cash                                                              (2,284) |          (176)
Cash at beginning of period                                                        3,888  |         1,460
                                                                             -----------  |  ------------
                                                                                          |
Cash at end of period                                                        $     1,604  |  $      1,284
                                                                             ===========  |  ============
                                                                                          |
Supplemental cash flow information:                                                       |
     Interest paid                                                           $     3,248  |  $      4,008
     Income taxes paid                                                               609  |           226


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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 2, 1998 and for all periods presented have been made.

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

         The Plan of Reorganization was accounted for pursuant to Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no retained earnings or accumulated deficit as of October 9, 1997. Accordingly, the consolidated financial statements for the period prior to October 9, 1997 (the "Predecessor Company") are not comparable to consolidated financial statements presented subsequent to October 9, 1997. A black line has been drawn on the accompanying condensed consolidated financial statements and notes thereto to distinguish between the Reorganized Company and Predecessor Company balances.

         In the three months and six months ended May 3, 1997, the Company incurred professional fees and expenses of approximately $2.0 and $3.1 million, respectively, in connection with the Plan of Reorganization. Such amounts are classified in the accompanying condensed consolidated statements of operations as "reorganization fees and expenses."

2. Inventories (in thousands):


                                                                                    May 2,         November 1,
                                                                                     1998             1997
                                                                                  ----------       -----------
              Raw materials and supplies                                          $   13,029       $    12,508
              Work-in-process                                                         17,134            17,168
              Finished goods                                                          21,323            15,094
                                                                                  ----------       -----------

                  Total                                                           $   51,486       $    44,770
                                                                                  ==========       ===========

3. Long-Term Debt (in thousands):


                                                                                    May 2,         November 1,
                                                                                     1998               1997
                                                                                  ----------       -----------
              Senior credit facility, revolving line of credit                    $   86,568       $    92,246
              Contingent notes (see Note 4)                                           34,540            34,540
              Equipment financing                                                      3,304             4,181
                                                                                  ----------       -----------
                  Total                                                              124,412           130,967
              Less current portion                                                    35,569            36,076
                                                                                  ----------       -----------
              Long-term portion                                                   $   88,843       $    94,891
                                                                                  ==========       ===========

4.       Contingencies

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. Based on warranties that were issued on the roofs, the Company estimates that substantially all the defective roofing product claims will be resolved by the year 2000. The liability for such defective products was approximately $3.4 million at May 2, 1998 and $3.8 million at November 1, 1997. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At May 2, 1998, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $25 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2004 through 2011. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $20 million (subject to adjustment) which expire in 2005 through 2012. Alternative minimum tax credits of approximately $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company utilized approximately $3 million of net operating loss carryforwards for regular federal income tax purposes during the six-month period ended May 2, 1998. The Company's ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $28 million has been provided.

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

5.       Earnings Per Share

         Effective November 2, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of basic and diluted earnings per share, as defined. Basic earnings per share for the three months and six months ended May 2, 1998 and May 3, 1997, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of dilutive stock options. The presentation of earnings per share for all periods presented has been restated to conform to SFAS No. 128.

         A reconciliation of the income available to common shareholders and the number of common shares outstanding, is as follows:



                                                                  Three Months Ended                     Six Months Ended
                                                            --------------------------------      ------------------------------
                                                            Reorganized    |   Predecessor        Reorganized    |   Predecessor
                                                              Company      |     Company            Company      |     Company
                                                            -------------  |   -------------      -------------  |   -----------
                                                               May 2,      |      May 3,             May 2,      |      May 3,
                                                                1998       |       1997               1998       |       1997
                                                            -------------  |   -------------      -------------  |   -----------
                                                                           |                                     |
              Income available to common shareholders:                     |                                     |
                  Net income (loss) used for                               |                                     |
                    both basic and dilutive                                |                                     |
                    earnings per share                                     |                                     |
                    (in thousands)                          $       2,870  |   $      (9,185)     $       4,562  |   $   (19,592)
                                                            =============  |   =============      =============  |   ===========
                                                                           |                                     |
              Common shares outstanding:                                   |                                     |
                Denominator for basic                                      |                                     |
                  earnings per share -                                     |                                     |
                  weighted average shares                      10,000,000  |       1,000,000         10,000,000  |     1,000,000
                Effect of dilutive stock options                   14,407  |              --              7,204  |            --
                                                            -------------  |   -------------      -------------  |   -----------
                                                                           |                                     |
                Denominator for diluted                                    |                                     |
                  earnings per share - adjusted                            |                                     |
                  weighted average shares and                              |                                     |
                  assumed conversion                           10,014,407  |       1,000,000         10,007,204  |     1,000,000
                                                            =============  |   =============      =============  |   ===========


6.        Recent Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 provides for the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in fiscal 1999.

          In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the enterprise for which such information is available and is utilized by the chief operating decision maker in allocating resources. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999.

          In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106." SFAS No. 132 revises disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. SFAS No. 132 is effective for the Company in fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial statements for the period subsequent to the Effective Date (three months and six months ended May 2, 1998) were prepared under the principles of fresh-start reporting for companies emerging from chapter 11 reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparison is made using the pro forma financial information, and therefore, this discussion addresses such pro forma information. The unaudited pro forma financial information for the three months and six months ended May 3, 1997 gives effect to the Plan of Reorganization as if the transactions had occurred on November 3, 1996 and was derived by adjusting the historical consolidated financial statements of the Company for the effects of fresh-start accounting. Such adjustments primarily relate to decreased depreciation expense resulting from revaluation of the Company's fixed assets, decreased interest expense resulting from extinguishment of certain old debt securities in the reorganization, increased amortization resulting from reorganization value in excess of amounts allocable to identifiable assets and the elimination of reorganization items, and their related tax effects. This pro forma information is provided for informational purposes only and should not be construed to be indicative of the results of operations of the Company had the transactions been consummated on November 3, 1996 and are not intended to be predictive of the results of operations of the Company for any future period.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.


                                                Three Months Ended              Six Months Ended
                                           ---------------------------     ---------------------------
                                           Reorganized     Predecessor     Reorganized     Predecessor
                                             Company         Company         Company         Company
                                              May 2,          May 3,          May 2,          May 3,
                                               1998            1997            1998            1997
                                           -----------     -----------     -----------     -----------
                                                           (Pro Forma)                     (Pro Forma)
Net sales:
     Apparel fabrics and products          $    43,706     $    47,559     $    96,297     $    94,877
     Industrial fabrics and products            49,521          49,973          91,518          90,749
     Home fashion textiles                       8,121          10,605          14,333          19,677
                                           -----------     -----------     -----------     -----------

     Net sales                             $   101,348     $   108,137     $   202,148     $   205,303
                                           ===========     ===========     ===========     ===========

Operating profit:
     Apparel fabrics and products          $     3,180     $     2,887     $     6,545     $     4,977
     Industrial fabrics and products             4,883           4,137           7,923           7,457
     Home fashion textiles                         206             920             113           1,919
     Indirect corporate expenses, net           (1,394)         (1,393)         (2,805)         (2,893)
                                           -----------     -----------     -----------     -----------

     Operating profit                            6,875           6,551          11,776          11,460

Interest income                                    239             297             564             591
Interest expense                                (2,094)         (2,163)         (4,378)         (4,461)
                                           -----------     -----------     -----------     -----------

Income before income taxes                 $     5,020     $     4,685     $     7,962     $     7,590
                                           ===========     ===========     ===========     ===========

RESULTS OF OPERATIONS

Three Months Ended May 2, 1998 (the "1998 Second Quarter") Compared to the (Pro Forma) Three Months Ended May 3, 1997 (the "1997 Second Quarter")


Consolidated net sales decreased $6.8 million or 6.3% from $108.1 million in the 1997 second quarter to $101.3 million in the 1998 second quarter. Operating profit increased $0.3 million to $6.9 million in the 1998 second quarter from a pro forma operating profit of $6.6 million in the 1997 second quarter.

Net sales in the apparel fabrics and products segment, which includes unfinished woven apparel fabrics (greige goods) and yarn primarily for women's wear decreased $3.9 million or 8.2% from $47.6 million in the 1997 second quarter to $43.7 million in the 1998 second quarter. This decrease is primarily attributable to the continued rise in imported apparel products in garment form which has diminished the market for domestically-produced apparel fabric. As a result, domestic competition has intensified placing additional pressure on selling prices, particularly on acetate-rich fabrics. The Company has partially offset this decline by successfully developing and marketing certain other higher-styled apparel fabrics. Management expects market conditions to remain difficult through the remainder of 1998 and will continue its strategy of innovative product development, quality and efficiency improvement, and exploration of new markets.

Operating profit in the 1998 second quarter for the apparel fabrics and products segment increased by $0.3 million to $3.2 million from pro forma operating profit of $2.9 million in the 1997 second quarter. This increase is attributable to a more profitable product mix and certain improvements in manufacturing efficiencies and productivity resulting from the Company's capital spending plan. The Company expects to realize further improvements in its cost structure as a result of the capital spending plan.

Net sales in the industrial fabrics and products segment, which includes single-ply roofing and environmental membrane, woven fabrics constructed of cotton, synthetics and fiberglass for lamination, insulation and filtration applications and extruded urethane products, decreased $0.5 million or 1.0% from $50.0 million in the 1997 second quarter to $49.5 million in the 1998 second quarter. Sales of fiberglass fabrics increased slightly by $0.1 million from $20.7 million in the 1997 second quarter to $20.8 million in the 1998 second quarter. Global consumer demand for electronic products has not kept pace with expectations and, combined with other factors, including the weakness in the Asian economies, has led to a slowdown in demand for fiberglass fabrics used in the manufacture of electrical circuit boards. Major computer manufacturers and their suppliers have cut production to manage inventories. Management expects that demand for its fiberglass products will recover and continue to grow in the future, but such resumed growth will depend, to some extent, on the timing of a recovery of growth in global consumer demand for electronic products. The Company has expanded and enhanced its productive capacity and expects to continue to invest in additional machinery and equipment. Sales of roofing membrane decreased $0.7 million or 5.1% from $13.6 million in the 1997 second quarter to $12.9 million in the 1998 second quarter. The Company's "Hi-Tuff/EP" line of roofing products has enjoyed success in recent years as a result of the membrane's competitive price and outstanding performance characteristics. The Company expects its roofing sales to recover and continue to grow as the Company capitalizes on the market enthusiasm for its line of roofing products. Sales of urethane products in the 1998 second quarter decreased $0.5 million or 7.5% from $6.7 million in the 1997 second quarter to $6.2 million in the 1998 second quarter because of a decline in demand for certain of the Company's products used in the manufacture of athletic footwear. The athletic footwear industry has recently experienced a decline in unit demand resulting from, among other things, the shifting consumer preferences in casual footwear. Sales of liner products increased $0.6 million or 67.0% from $0.9 million in the 1997 second quarter to $1.5 million in the 1998 second quarter primarily due to an increase in demand for environmental liners. Sales of cotton industrial fabrics increased $0.5 million or 5.7% from $8.8 million in the 1997 second quarter to $9.3 million in the 1998 second quarter due to an improvement in market conditions in this business and an improved product mix.

Operating profit in the 1998 second quarter for the industrial fabrics and products segment increased $0.8 million to $4.9 million from pro forma operating profit of $4.1 million in the 1997 second quarter primarily as a result of changes in the product mix and improvements in manufacturing efficiencies and productivity related to the Company's capital spending plan.

Net sales in the home fashion textiles segment, which includes woven drapery fabrics and yarns for the home furnishings industry, decreased $2.5 million or 23.6% from $10.6 million in the 1997 second quarter to $8.1 million in the 1998 second quarter due to a soft home furnishings market for the Company's fabrics in the 1998 second quarter compared to a stronger market in the 1997 second quarter.

Operating profit in the 1998 second quarter for the home fashion textiles segment decreased to $0.2 million from a pro forma operating profit of $0.9 million in the 1997 second quarter principally due to the decrease in sales volume and a generally weaker product mix.

Indirect corporate expenses remained constant at $1.4 million in the 1998 second quarter compared to the 1997 second quarter (pro forma).

Reorganization-related fees and expenses incurred in the 1997 second quarter totaled $2.0 million and represented fees and expenses of the Company's financial advisor, legal counsel and other professionals associated with the Company's financial restructuring and the financial advisor and legal counsel for the holders of a substantial majority of the Company's old outstanding bonds. Such fees and expenses have been excluded from the pro forma financial statements.

In the 1997 second quarter, the Company held debt and equity securities of Gulistan Holdings, Inc. As a result of net losses incurred by Gulistan, the Company recorded a valuation allowance against its investment in the securities with a corresponding charge to income of $0.8 million. These securities were sold in August 1997 for $2 million. Accordingly, the charge of $0.8 million has been excluded from the 1997 second quarter pro forma financial information.

Interest income and expense in the 1998 second quarter are consistent with the 1997 second quarter pro forma amounts.

Six Months Ended May 2, 1998 (the "1998 Six-Month Period") Compared to the (Pro Forma) Six Months Ended May 3, 1997 (the "1997 Six-Month Period")


Consolidated net sales decreased $3.2 million or 1.6% from $205.3 million in the 1997 six-month period to $202.1 million in the 1998 six-month period. Operating profit increased $0.3 million to $11.8 million in the 1998 six-month period from $11.5 million in the 1997 six-month period.

Net sales in the apparel fabrics and products segment increased $1.4 million or 1.5% from $94.9 million in the 1997 six-month period to $96.3 million in the 1998 six-month period. This increase is attributable to a higher level of demand for certain of the Company's apparel fabrics in the first quarter of fiscal 1998 resulting from the exit of certain domestic competitors. In addition, the Company utilized certain productive capacity for apparel products in the 1998 six-month period that was utilized for home fashion fabrics in the 1997 six-month period. As imports of apparel products in garment form increased during the 1998 six-month period and competitive pressures intensified, the demand for domestically-produced apparel fabric diminished in the 1998 six-month period.

Operating profit in the 1998 six-month period for the apparel fabrics and products segment increased by $1.5 million to $6.5 million from pro forma operating profit of $5.0 million in the 1997 six-month period. This increase is attributable to the increase in sales volume, a more profitable product mix and improvements in manufacturing efficiencies and productivity resulting from the Company's capital spending plan.

Net sales in the industrial fabrics and products segment increased $0.8 million or 0.9% from $90.7 million in the 1997 six-month period to $91.5 million in the 1998 six-month period. Sales of fiberglass fabrics increased $1.0 million or 2.7% from $37.1 million in the 1997 six-month period to $38.1 million in the 1998 six-month period as a result of increased sales of fiberglass fabrics used in the manufacture of electrical circuit boards. Although demand for these fabrics has recently declined as a result of weak Asian economies and lower production of electronic products, the Company expects this demand to improve. Sales of roofing membrane decreased $1.4 million or 5.4% from $25.8 million in the 1997 six-month period to $24.4 million in the 1998 six-month period because of the unusually adverse weather conditions throughout much of the United States. Sales of urethane products in the 1998 six-month period decreased $0.6 million or 4.8% from the 1997 six-month period because of the decline in demand for certain of the Company's products used in the manufacture of athletic footwear. Sales of cotton industrial fabrics in the 1998 six-month period increased $2.4 million or 15.3% from the 1997 six-month period due to improved unit volumes and selling prices. Sales of liner products in the 1998 six-month period increased $0.3 million from the 1997 six-month period primarily as a result of higher sales of environmental liners.

Operating profit in the 1998 six-month period for the industrial fabrics and products segment increased $0.4 million to $7.9 million from pro forma operating profit of $7.5 million in the 1997 six-month period primarily as a result of a change in the product mix and improvements in manufacturing efficiencies and productivity related to the Company's capital spending plan.

Net sales in the home fashion textiles segment decreased $5.4 million or 27.4% from $19.7 million in the 1997 six-month period to $14.3 million in the 1998 six-month period due to a soft home furnishings market in the 1998 six-month period compared to an extremely strong market in the 1997 six-month period.

Operating profit in the 1998 six-month period for the home fashion textiles segment decreased to $0.1 million from pro forma operating profit of $1.9 million in the 1997 six-month period principally due to the decrease in sales volume and a generally weaker product mix.

Indirect corporate expenses decreased $0.1 million from $2.9 million (pro forma) in the 1997 six-month period to $2.8 million in the 1998 six-month period principally due to slightly lower insurance costs.

Reorganization-related fees and expenses incurred in the 1997 six-month period totaled $3.1 million and represented fees and expenses of the Company's financial advisor, legal counsel and other professionals associated with the Company's financial restructuring and the financial advisor and legal counsel for the holders of a substantial majority of the Company's old outstanding bonds. Such fees and expenses have been excluded from the pro forma financial statements.

In the 1997 six-month period, the Company held debt and equity securities of Gulistan Holdings, Inc. As a result of net losses incurred by Gulistan, the Company recorded a valuation allowance against its investment in the securities with a corresponding charge to income of $2.1 million. These securities were sold in August 1997 for $2 million. Accordingly, the charge of $2.1 million has been excluded from the 1997 six-month period pro forma financial information.

Interest income and expense in the 1998 six-month period are consistent with the 1997 six-month period pro forma amounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). JPS Elastomerics Corp. and JPS Converter and Industrial Corp., each a wholly-owned subsidiary of JPS (collectively, the "Borrowing Subsidiaries"), and JPS have entered into the Credit Facility Agreement, dated as of October 9, 1997 (the "Credit Agreement"), with the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount ($55,000,000 (subject to reduction)) based on fixed assets of the Borrowing Subsidiaries, except that (i) neither Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The maturity date of the Revolving Credit Facility is October 9, 2002. All loans outstanding under the Revolving Credit Facility bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's consolidated leverage ratio (which margin will not exceed .25% for Base Rate borrowings and 1.75% for Eurodollar Rate borrowings). The Company pays
(i) a fee on the average unused commitments under the Revolving Credit Facility of .25% per annum (if a specified leverage ratio is maintained) and (ii) a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. At May 2, 1998, the Company had approximately $46.7 million available for borrowing under the Revolving Credit Facility.

During the six months ended May 2, 1998, cash provided by operating activities was $16.4 million. Working capital decreased from $82.1 million at November 1, 1997 to $75.5 million at May 2, 1998. Cash decreased by $2.3 million from November 1, 1997 to May 2, 1998 due principally to the timing of customer receipts and the purchase of capital equipment in the six months ended May 2, 1998. Accounts receivable decreased by $11.8 million from November 1, 1997 to May 2, 1998 due to seasonally lower sales in April 1998 compared to October 1997. Inventories increased by $6.7 million, primarily in finished goods, during the six months ended May 2, 1998 as a result of the lower sales volume in that period. Accrued interest increased $1.0 million from November 1, 1997 to May 2, 1998 due to the timing of interest payments on the Company's revolving credit facility and the accrual of interest on the contingent notes. Other accrued expenses decreased $1.5 million during the 1998 six-month period due to the payment of certain accrued restructuring fees and expenses.

The principal uses of cash in the 1998 six-month period were property, plant and equipment expenditures of $12.0 million for upgrade and capacity improvements of the Company's manufacturing operations and repayment of debt of $6.7 million. As of May 2, 1998, the Company had commitments of $6.6 million for capital expenditures. The Company anticipates making capital expenditures in fiscal 1998 of approximately $25 million.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

The Company, like most other manufacturing companies, utilizes a number of computer software programs and systems throughout its organization. To the extent the Company's software applications contain source code that is unable to appropriately interpret the upcoming Year 2000, some level of modification or replacement of such applications will be necessary.

The Company is in the process of completing its Year 2000 assessment and remediation efforts. The Company expects that the primary costs will be associated with remediation and testing of its internal systems and that a major portion of these costs will be met from existing resources through reprioritization of technology development initiatives. In addition, the assessment of the readiness of external entities with which the Company interfaces, such as vendors, customers and others is ongoing. The Company has been and continues to be engaged in a number of projects to upgrade its computer information systems which will, among other things, be Year 2000 compliant. The Company believes that it is taking all appropriate steps to assure Year 2000 compliance, but is dependent on vendor compliance to some extent. The Company requires its systems and software vendors to represent that their products are, or will be, Year 2000 compliant. The Company does not anticipate that Year 2000 issues will have a material impact on its business, financial condition or results of operations.

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

                             JPS TEXTILE GROUP, INC.

Date:       6/15/98                     /s/ David H. Taylor
     -----------------------------      ------------------------------
                                        David H. Taylor
                                        Executive Vice President - Finance,
                                          Secretary and Chief Financial Officer