Form 10-Q
period 1998-08-01
JPS TEXTILE GROUP INC /DE/
filed 1998-09-15
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of September 15, 1998.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                        Page
PART I.           FINANCIAL INFORMATION                                                                Number
     Item 1.      Condensed Consolidated Balance Sheets
                      August 1, 1998 (Unaudited) and November 1, 1997..............................       3

                  Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended August 1, 1998
                      (Reorganized Company) and August 2, 1997
                      (Predecessor Company) (Unaudited)............................................       4

                  Condensed Consolidated Statements of Cash Flows
                      Nine Months Ended August 1, 1998 (Reorganized Company) and
                      August 2, 1997 (Predecessor Company) (Unaudited).............................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................      10

PART II.          OTHER INFORMATION................................................................      16

Item 1. Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                          August 1,    November 1,
                                                            1998          1997
                                                         -----------   -----------
                                                         (Unaudited)
ASSETS

Current assets:
   Cash                                                   $  2,778      $  3,888
   Accounts receivable                                      60,168        79,569
   Inventories (Note 2)                                     59,739        44,770
   Prepaid expenses and other (Note 4)                      38,539        37,085
                                                          --------      --------
     Total current assets                                  161,224       165,312

Property, plant and equipment, net                         116,084       104,554
Reorganization value in excess of amounts
   allocable to identifiable assets                         43,990        45,690
Other assets                                                 5,505         6,825
                                                          --------      --------

         Total assets                                     $326,803      $322,381
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 21,584      $ 24,353
   Accrued interest                                          1,955           421
   Accrued salaries, benefits and withholdings               6,631         9,148
   Other accrued expenses                                   10,513        13,182
   Current portion of long-term debt (Note 3)               35,331        36,076
                                                          --------      --------
     Total current liabilities                              76,014        83,180

Long-term debt (Note 3)                                    100,154        94,891
Other long-term liabilities (Note 4)                        19,087        18,263
                                                          --------      --------
     Total liabilities                                     195,255       196,334
                                                          --------      --------

Shareholders' equity:
   Common stock                                                100           100
   Additional paid-in capital                              123,230       123,230
   Retained earnings                                         8,218         2,717
                                                          --------      --------
     Total shareholders' equity                            131,548       126,047
                                                          --------      --------

         Total liabilities and shareholders' equity       $326,803      $322,381
                                                          ========      ========

Note: The condensed consolidated balance sheet at November 1, 1997 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)


                                                  Three Months Ended                         Nine Months Ended
                                           ---------------------------------         ---------------------------------
                                           Reorganized     |    Predecessor          Reorganized      |   Predecessor
                                             Company       |      Company              Company        |     Company
                                           ------------    |    ------------         ------------     |   ------------
                                             August 1,     |      August 2,            August 1,      |     August 2,
                                               1998        |        1997                 1998         |       1997
                                           ------------    |    ------------         ------------     |   ------------
                                                           |                                          |
Net sales                                  $     86,993    |    $     95,883         $    289,141     |   $    301,188
Cost of sales                                    73,473    |          80,682              243,408     |        258,654
                                           ------------    |    ------------         ------------     |   ------------
Gross profit                                     13,520    |          15,201               45,733     |         42,534
                                                           |                                          |
Selling, general and administrative                        |                                          |
     expenses                                     9,632    |          10,256               30,128     |         29,863
Other income (expense), net                         (40)   |            (102)                  19     |           (485)
                                           ------------    |    ------------         ------------     |   ------------
                                                           |                                          |
Operating profit                                  3,848    |           4,843               15,624     |         12,186
Valuation allowance on Gulistan                            |                                          |
     securities                                      --    |          (2,982)                  --     |         (5,070)
Interest income                                     324    |             761                  888     |          2,232
Interest expense                                 (2,132)   |         (10,086)              (6,510)    |        (30,309)
Reorganization fees and expenses                     --    |          (3,332)                  --     |         (6,476)
                                           ------------    |    ------------         ------------     |   ------------
                                                           |                                          |
Income (loss) before income taxes                 2,040    |         (10,796)              10,002     |        (27,437)
Provision for income taxes                        1,101    |             275                4,501     |            684
                                           ------------    |    ------------         ------------     |   ------------
Net income (loss)                                   939    |         (11,071)               5,501     |        (28,121)
                                                           |                                          |
Senior redeemable preferred                                |                                          |
     stock-in-kind dividends and                           |                                          |
     discount accretion                              --    |           1,285                   --     |          3,827
                                           ------------    |    ------------         ------------     |   ------------
                                                           |                                          |
Income (loss) applicable to common                         |                                          |
     stock                                 $        939    |    $    (12,356)        $      5,501     |   $    (31,948)
                                           ============    |    ============         ============     |   ============
                                                           |                                          |
Earnings (loss) per share (Note 5):                        |                                          |
     Basic                                 $       0.09    |    $     (12.36)        $       0.55     |   $     (31.95)
     Diluted                                       0.09    |          (12.36)                0.55     |         (31.95)
                                                           |                                          |
Number of shares used in per share                         |                                          |
  calculation:                                             |                                          |
     Basic                                   10,000,000    |       1,000,000           10,000,000     |      1,000,000
     Diluted                                 10,052,158    |       1,000,000           10,022,188     |      1,000,000


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                   Nine Months Ended
                                                                             -----------------------------
                                                                             Reorganized    |  Predecessor
                                                                               Company      |    Company
                                                                             -----------    |  -----------
                                                                               August 1,    |   August 2,
                                                                                 1998       |     1997
                                                                             -----------    |  -----------
                                                                                            |
CASH FLOWS FROM OPERATING ACTIVITIES                                                        |
     Net income (loss)                                                         $  5,501     |   $(28,121)
                                                                               --------     |   --------
     Adjustments to reconcile net income (loss) to net cash provided by                     |
       operating activities:                                                                |
         Depreciation and amortization, except amounts included                             |
           in interest expense                                                    8,957     |     14,470
         Interest accretion and debt issuance cost amortization                     249     |      7,181
         Valuation allowance on Gulistan securities                                  --     |      5,070
         Other, net                                                              (1,796)    |     (1,724)
         Changes in assets and liabilities:                                                 |
           Accounts receivable                                                   19,401     |     11,601
           Inventories                                                          (14,969)    |     (5,717)
           Prepaid expenses and other assets                                      1,889     |     (2,939)
           Accounts payable                                                      (2,768)    |     (4,087)
           Accrued expenses and other liabilities                                (3,159)    |     13,994
                                                                               --------     |   --------
              Total adjustments                                                   7,804     |     37,849
                                                                               --------     |   --------
       Net cash provided by operating activities                                 13,305     |      9,728
                                                                               --------     |   --------
                                                                                            |
CASH FLOWS USED IN INVESTING ACTIVITIES                                                     |
     Property and equipment additions                                           (18,787)    |     (6,959)
                                                                               --------     |   --------
                                                                                            |
CASH FLOWS FROM FINANCING ACTIVITIES                                                        |
     Financing costs incurred                                                      (146)    |       (100)
     Revolving credit facility borrowings (repayments), net                       5,072     |       (910)
     Repayment of other long-term debt                                           (1,274)    |     (1,990)
     Proceeds from issuance of long-term debt                                       720     |         --
                                                                               --------     |   --------
       Net cash provided by (used in) financing activities                        4,372     |     (3,000)
                                                                               --------     |   --------
                                                                                            |
Net decrease in cash                                                             (1,110)    |       (231)
Cash at beginning of period                                                       3,888     |      1,460
                                                                               --------     |   --------
                                                                                            |
Cash at end of period                                                          $  2,778     |   $  1,229
                                                                               ========     |   ========
                                                                                            |
Supplemental cash flow information:                                                         |
     Interest paid                                                             $  4,728     |   $  5,960
     Income taxes paid                                                              869     |        147


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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 1, 1998 and for all periods presented have been made.

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

         As discussed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997, on August 1, 1997, JPS (but no subsidiary of JPS) commenced a voluntary reorganization case under chapter 11, title 11 of the United States Code (the "Bankruptcy Code") in the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") and filed a Joint Plan of Reorganization proposed by JPS and its wholly-owned subsidiary, JPS Capital Corp. ("JPS Capital"). The Plan of Reorganization was previously accepted, pursuant to a prepetition solicitation of votes, by holders of more than 99% of the public debt securities that voted thereon and holders of 100% of the Series A Senior Preferred Stock that voted thereon (the holders of JPS's public debt securities and Series A Senior Preferred Stock being the only holders of impaired claims and impaired equity interests entitled to receive a distribution and therefore, pursuant to section 1126 of the Bankruptcy Code, the only holders entitled to vote on the Plan of Reorganization). The Plan of Reorganization was confirmed by the Bankruptcy Court on September 9, 1997 and became effective on October 9, 1997 (the "Effective Date"), resulting in, among other things, the cancellation of JPS's Series A Senior Preferred Stock, Series B Junior Preferred Stock, class A common stock and class B common stock, and the issuance by JPS of 10,000,000 shares of common stock, $.01 par value per share (the "Common Stock"). Through the implementation of the Plan of Reorganization, (a) JPS's public debt securities, having a face amount of approximately $241.1 million, were converted into $14 million of cash, 99.25% of the Common Stock issued by JPS on the Effective Date, and $34 million in aggregate principal amount (subject to adjustment as described in Note 3) of contingent payment notes of JPS Capital, (b) JPS issued, in respect of its Series A Senior Preferred Stock, warrants to purchase up to 5% of the Common Stock, (c) the obligations of JPS under its former working capital facility were satisfied and a new revolving credit agreement was obtained, and (d) JPS's senior management received approximately 0.75% of the Common Stock issued by JPS on the Effective Date.

         The Plan of Reorganization was accounted for pursuant to Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no retained earnings or accumulated deficit as of October 9, 1997. Accordingly, the consolidated financial statements for periods prior to October 9, 1997 (the "Predecessor Company") are not comparable to consolidated financial statements presented subsequent to October 9, 1997. A black line has been drawn on the accompanying condensed consolidated financial statements and notes thereto to distinguish between the Reorganized Company and Predecessor Company balances.

         In the three months and nine months ended August 2, 1997, the Company incurred professional fees and expenses of approximately $3.3 and $6.5 million, respectively, in connection with the Plan of Reorganization. Such amounts are classified in the accompanying condensed consolidated statements of operations as "reorganization fees and expenses."

2.       Inventories (in thousands):

                                                                             August 1,       November 1,
                                                                               1998              1997
                                                                            ----------       -----------
              Raw materials and supplies                                    $   12,882       $    12,508
              Work-in-process                                                   17,145            17,168
              Finished goods                                                    29,712            15,094
                                                                            ----------       -----------
                  Total                                                     $   59,739       $    44,770
                                                                            ==========       ===========

3.       Long-Term Debt (in thousands):

                                                                             August 1,       November 1,
                                                                               1998              1997
                                                                            ----------       -----------
              Senior credit facility, revolving line of credit              $   97,318       $    92,246
              Contingent notes                                                  34,540            34,540
              Equipment financing and capital lease obligations                  3,627             4,181
                                                                            ----------       -----------
                  Total                                                        135,485           130,967
              Less current portion                                              35,331            36,076
                                                                            ----------       -----------
              Long-term portion                                             $  100,154       $    94,891
                                                                            ==========       ===========

         As discussed in Note 9 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997, on the Effective Date, under the terms of the Plan of Reorganization, JPS Capital, JPS and U.S. Bank National Association (formerly First Trust National Association), as trustee, entered into an indenture, dated as of the Effective Date, pursuant to which JPS Capital issued contingent notes in an initial principal amount of approximately $34 million which represented the funds held by JPS Capital on the Effective Date. Subsequent to the Effective Date, JPS Capital continued to hold and invest these funds awaiting final resolution of certain possible tax contingencies. On July 20, 1998, the Company made the necessary determination under the indenture governing the contingent notes and accordingly, the maturity date of the contingent notes was August 31, 1998, on which date they were repaid. The principal and interest repaid on that date per $1000 of face amount of contingent notes were $1,000 and $45.19, respectively.

         During the quarter ended August 1, 1998, the Company entered into a seven-year lease agreement

         (classified as a capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total cost of assets under lease at August 1, 1998 was approximately $0.7 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market values at the end of the lease term.

4.       Contingencies

         The Company has provided for all estimated future costs associated with certain defective roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these defective roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. Based on warranties that were issued on the roofs, the Company estimates that substantially all the defective roofing product claims will be resolved by the year 2000. The liability for such defective products was approximately $3.2 million at August 1, 1998 and $3.8 million at November 1, 1997. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for defective roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At August 1, 1998, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $24 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2004 through 2011. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $19 million (subject to adjustment) which expire in 2005 through 2012. Alternative minimum tax credits of approximately $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company utilized approximately $4 million of net operating loss carryforwards for regular federal income tax purposes during the nine-month period ended August 1, 1998. The Company's ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $28 million has been provided.

5.       Earnings Per Share

         Effective November 2, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of basic and diluted earnings per share, as defined. Basic earnings per share for the three months and nine months ended August 1, 1998 and August 2, 1997, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of dilutive stock options. The presentation of earnings per share for all periods presented has been restated to conform to SFAS No. 128.

         A reconciliation of the income available to common shareholders and the number of common shares outstanding, is as follows:

                                                        Three Months Ended                  Nine Months Ended
                                                   ----------------------------        ---------------------------
                                                   Reorganized     Predecessor         Reorganized     Predecessor
                                                     Company         Company            Company          Company
                                                   -----------     ------------        -----------     -----------
                                                    August 1,        August 2,          August 1,        August 2,
                                                      1998             1997               1998             1997
                                                   -----------     ------------        -----------     -----------
Income available to common shareholders:
     Net income (loss) used for
       both basic and dilutive
       earnings per share
       (in thousands)                              $       939     $    (12,356)       $     5,501     $   (31,948)
                                                   ===========     ============        ===========     ===========
Common shares outstanding:
   Denominator for basic
     earnings per share -
     weighted average shares                        10,000,000        1,000,000         10,000,000       1,000,000
   Effect of dilutive stock options                     52,158               --             22,188              --
                                                   -----------     ------------        -----------     -----------
   Denominator for diluted
     earnings per share - adjusted
     weighted average shares and
     assumed conversion                             10,052,158        1,000,000         10,022,188       1,000,000
                                                   ===========     ============        ===========     ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial statements for the period subsequent to the Effective Date (three months and nine months ended August 1, 1998) were prepared under the principles of fresh-start reporting for companies emerging from chapter 11 reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparison is made using the pro forma financial information, and therefore, this discussion addresses such pro forma information. The unaudited pro forma financial information for the three months and nine months ended August 2, 1997 gives effect to the Plan of Reorganization as if the transactions had occurred on November 3, 1996 and was derived by adjusting the historical consolidated financial statements of the Company for the effects of fresh-start accounting. Such adjustments primarily relate to decreased depreciation expense resulting from revaluation of the Company's fixed assets, decreased interest expense resulting from extinguishment of certain old debt securities in the reorganization, increased amortization resulting from reorganization value in excess of amounts allocable to identifiable assets and the elimination of reorganization items, and their related tax effects. This pro forma information is provided for informational purposes only and should not be construed to be indicative of the results of operations of the Company had the transactions been consummated on November 3, 1996 and are not intended to be predictive of the results of operations of the Company for any future period.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.

                                                 Three Months Ended                   Nine Months Ended
                                            -----------------------------       -----------------------------
                                            Reorganized       Predecessor       Reorganized       Predecessor
                                              Company           Company           Company           Company
                                            -----------       -----------       -----------       -----------
                                             August 1,         August 2,         August 1,         August 2,
                                               1998               1997             1998               1997
                                            -----------       -----------       -----------       -----------
                                                              (Pro Forma)                         (Pro Forma)
Net sales:
     Industrial fabrics and products         $  46,365         $  50,836         $ 137,883         $ 141,584
     Apparel fabrics and products               33,719            36,813           130,016           131,693
     Home fashion textiles                       6,909             8,234            21,242            27,911
                                             ---------         ---------         ---------         ---------

     Net sales                               $  86,993         $  95,883         $ 289,141         $ 301,188
                                             =========         =========         =========         =========

Operating profit:
     Industrial fabrics and products         $   5,256         $   6,484         $  13,179         $  13,941
     Apparel fabrics and products                  216             1,104             6,761             6,081
     Home fashion textiles                        (236)              722              (123)            2,641
     Indirect corporate expenses, net           (1,388)           (1,341)           (4,193)           (4,234)
                                             ---------         ---------         ---------         ---------

     Operating profit                            3,848             6,969            15,624            18,429

Interest income                                    324               299               888               890
Interest expense                                (2,132)           (2,096)           (6,510)           (6,557)
                                             ---------         ---------         ---------         ---------

Income before income taxes                   $   2,040         $   5,172         $  10,002         $  12,762
                                             =========         =========         =========         =========

RESULTS OF OPERATIONS

Three Months Ended August 1, 1998 (the "1998 Third Quarter") Compared to the (Pro Forma) Three Months Ended August 2, 1997 (the "1997 Third Quarter")

Consolidated net sales decreased $8.9 million, or 9.3%, from $95.9 million in the 1997 third quarter to $87.0 million in the 1998 third quarter. Operating profit decreased $3.1 million to $3.9 million in the 1998 third quarter from a pro forma operating profit of $7.0 million in the 1997 third quarter.

Net sales in the industrial fabrics and products segment, which includes single ply roofing and environmental membrane, woven fabrics constructed of fiberglass, synthetics and cotton for lamination, insulation and filtrations applications and extruded urethane products decreased $4.5 million, or 8.8%, from $50.8 million in the 1997 third quarter to $46.4 million in the 1998 third quarter. Sales of fiberglass fabrics decreased $0.9 million, or 5.0%, from $17.4 million in the 1997 third quarter to $16.5 million in the 1998 third quarter. The largest customer segment for the Company's fiberglass is the electronics industry which uses fiberglass fabrics in the manufacture of printed circuit boards. Global consumer demand for electronic products has not kept pace with expectations and, combined with other factors, including the weakness in the Asian economies, has led to a slowdown in demand for fiberglass fabrics used in the manufacture of electrical circuit boards. Major computer manufacturers and their suppliers have cut production to manage inventories. Management expects that demand for its fiberglass products will recover and continue to grow in the future, but such resumed growth will depend, to some extent, on the timing and strength of a recovery of growth in global consumer demand for electronic products. The Company's planned 1998 capacity expansion and modernization program, which the Company believes will contribute to lower costs and higher productivity in the future, is now substantially complete. In view of the current market softness, the Company has taken a number of steps to insure that such capacity expansion is effectively utilized, including finalizing arrangements with its largest customers to purchase greater quantities of the Company's production. These aggressive marketing efforts, combined with the Company's improving reputation for quality and service have increased the Company's market opportunities and enhanced its prospects for future growth. Net sales of roofing membrane decreased $0.4 million, or 2.1%, from $15.7 million in the 1997 third quarter to $15.3 million in the 1998 third quarter. The domestic roofing market in 1998 has been characterized by intense competition and market consolidation as growth rates recede from the double-digit rates of the mid-1990's. New and aggressive competitors in the Company's market niches have presented additional challenges for growth. The Company is addressing these challenges through aggressive pricing strategies and strengthening sales management in certain key territories where such competitive threats are most apparent. Sales of urethane products declined $1.5 million, or 20.6%, from $7.2 million in the 1997 third quarter to $5.7 million in the 1998 third quarter as a result of a decline in demand for certain of the Company's products used in the manufacture of athletic footwear. The athletic footwear industry is currently depressed as a result of changing consumer preferences in casual footwear. The Company has partially offset this decline with increased sales of urethane products to other industrial customers. Sales of cotton industrial fabrics declined $0.6 million, or 7.6%, from $8.4 million in the 1997 third quarter to $7.8 million in the 1998 third quarter due to lower unit volume and unit selling prices.

Operating profit in the 1998 third quarter for the industrial fabrics and products segment decreased to $5.3 million from $6.5 million (pro forma) in the 1997 third quarter. Lower unit prices for roofing membrane and fiberglass fabrics, and lower unit sales in almost all industrial product groups caused the decline. This impact has been mitigated by improvements in manufacturing efficiency related to the Company's capital spending plan and other cost reductions.

Net sales of apparel fabrics and products, which includes unfinished woven apparel fabrics (greige goods) and yarn primarily for women's wear, decreased $3.1 million, or 8.4%, to $33.7 million in the 1997 third quarter from $36.8 million in the 1998 third quarter. Market conditions for apparel fabrics have been mixed. Sales of fabric styles constructed primarily of spun yards have exceeded expectations, while market conditions for other apparel fabrics constructed primarily of filament yarns have weakened dramatically during the second and third quarters producing unit volumes and average reduced selling prices well below prior-year levels. The continued use of imported apparel products has reduced demand for domestically produced fabrics and resulted in a generally over-produced market, as apparel manufacturers substitute lower cost imported polyester fabrics for acetate-rich fabrics.

Operating profits in the 1998 third quarter for the apparel fabrics and products segment decreased $0.9 million to $0.2 million from $1.1 million (pro forma) in the 1997 third quarter. Operating margins declined as a result of lower unit prices and the effects of production curtailment to manage inventory levels.

Net sales in the home fashions textiles market, which includes woven drapery fabrics and yarns for the home furnishings industry, decreased $1.3 million, or 15.9%, from $8.2 million in the 1997 third quarter to $6.9 million in the 1998 third quarter. This segment of the Company's business continues to suffer from major changes by prominent retailers and shifting consumer tastes. As a result, the Company's market position has deteriorated from the prior year. These changes have led to lower unit demand and generally weaker selling prices and margins.

Operating profit in the 1998 third quarter for the home fashions textiles segment declined to a $0.2 million loss from a pro forma operating profit of $0.7 million in the 1997 third quarter. Lower demand, weaker margins, and the impact of lower production have driven operating profits down.

Indirect corporate expenses were $1.4 million in the 1998 third quarter compared to the $1.3 million (pro forma) in the 1997 third quarter.

Reorganization-related fees and expenses incurred in the 1997 third quarter totaled $3.3 million and represented fees and expenses of the Company's financial advisor, legal counsel and other professionals associated with the Company's financial restructuring and the financial advisor and legal counsel for the holders of a substantial majority of the Company's old outstanding bonds. Such fees and expenses have been excluded from the pro forma financial statements.

In the 1997 third quarter, the Company held debt and equity securities of Gulistan Holdings, Inc. As a result of net losses incurred by Gulistan, the Company recorded a valuation allowance against its investment in the securities with a corresponding charge to income of $3.0 million. These securities were sold in August 1997 for $2 million. Accordingly, the charge of $3.0 million has been excluded from the 1997 third quarter pro forma financial information.

Interest income and expense in the 1998 third quarter are consistent with the 1997 third quarter pro forma amounts.

Nine Months Ended August 1, 1998 (the "1998 Nine-Month Period") Compared to the (Pro Forma) Nine Months Ended August 2, 1997 (the "1997 Nine-Month Period")

Consolidated net sales decreased $12.1 million, or 4.0%, from $301.2 million in the 1997 nine-month period to $289.1 million in the 1998 nine-month period. Operating profit decreased $2.8 million to $15.6 million in the 1998 nine-month period from $18.4 million (pro forma) in the 1997 nine-month period.

Net sales in the industrial fabrics and products segment decreased $3.7 million, or 2.6%, from $141.6 million in the 1997 nine-month period to $137.9 million in the 1998 nine-month period. Sales of fiberglass fabrics decreased $0.7 million, or 1.2%, from $57.7 million in the 1997 nine-month period to $57.0 million in the 1998 nine-month period as a result of decreased sales of fiberglass fabrics used in the manufacture of electrical circuit boards. Demand for these fabrics has declined as a result of weak Asian economies and lower production of electronic products. The Company expects this demand to recover as global consumer demand for electronic products improves. Sales of roofing membrane decreased $1.7 million, or 4.1%, from $41.4 million in the 1997 nine-month period to $39.7 million in the 1998 nine-month period because of increased competition and market consolidation in the domestic roofing market. Sales of urethane products in the 1998 nine-month period decreased $2.1 million, or 10.7%, from the 1997 nine-month period because of the decline in demand for certain of the Company's products used in the manufacture of athletic footwear. Sales of cotton industrial fabrics in the 1998 nine-month period increased $1.7 million, or 7.0%, from the 1997 nine-month period due to improved unit volumes and selling prices in the first half of fiscal 1998. Sales of liner products in the 1998 nine-month period remained flat with the 1997 nine-month period at $2.7 million.

Operating profit in the 1998 nine-month period for the industrial fabrics and products segment decreased $0.7 million to $13.2 million from pro forma operating profit of $13.9 million in the 1997 nine-month period primarily as a result of a change in the product mix and improvements in manufacturing efficiencies and productivity related to the Company's capital spending plan.

Net sales in the apparel fabrics and products segment decreased $1.7 million, or 1.3%, from $131.7 million in the 1997 nine-month period to $130.0 million in the 1998 nine-month period. As imports of apparel products in garment form increased during the 1998 nine-month period and competitive pressures intensified, the demand for domestically-produced apparel fabric diminished especially in the second and third quarters.

Operating profit in the 1998 nine-month period for the apparel fabrics and products segment increased by $0.7 million to $6.8 million from pro forma operating profit of $6.1 million in the 1997 nine-month period. This increase is primarily attributable to improvements in manufacturing efficiencies and productivity resulting from the Company's capital spending plan offset by lower unit prices and the effects of production curtailment to manage inventory levels.

Net sales in the home fashion textiles segment decreased $6.7 million, or 24.0%, from $27.9 million in the 1997 nine-month period to $21.2 million in the 1998 nine-month period due to a soft home furnishings market in the 1998 nine-month period compared to an extremely strong market in the 1997 nine-month period.

Operating loss in the 1998 nine-month period for the home fashion textiles segment decreased to $0.1 million from pro forma operating profit of $2.6 million in the 1997 nine-month period principally due to the decrease in sales volume and a generally weaker product mix.

Indirect corporate expenses remained constant at $4.2 million in the 1998 nine-month period compared to the 1997 nine-month period (pro forma).

Reorganization-related fees and expenses incurred in the 1997 nine-month period totaled $6.5 million and represented fees and expenses of the Company's financial advisor, legal counsel and other professionals associated with the Company's financial restructuring and the financial advisor and legal counsel for the holders of a substantial majority of the Company's old outstanding bonds. Such fees and expenses have been excluded from the pro forma financial statements.

In the 1997 nine-month period, the Company held debt and equity securities of Gulistan Holdings, Inc. As a result of net losses incurred by Gulistan, the Company recorded a valuation allowance against its investment in the securities with a corresponding charge to income of $5.1 million. These securities were sold in August 1997 for $2 million. Accordingly, the charge of $5.1 million has been excluded from the 1997 nine-month period pro forma financial information.

Interest income and expense in the 1998 nine-month period are consistent with the 1997 nine-month period pro forma amounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). JPS Elastomerics Corp. and JPS Converter and Industrial Corp., each a wholly-owned subsidiary of JPS (collectively, the "Borrowing Subsidiaries"), and JPS have entered into the Credit Facility Agreement, dated as of October 9, 1997 (the "Credit Agreement"), with the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount ($55,000,000 (subject to reduction)) based on fixed assets of the Borrowing Subsidiaries, except that (i) neither Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The maturity date of the Revolving Credit Facility is October 9, 2002. All loans outstanding under the Revolving Credit Facility bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's consolidated leverage ratio (which margin will not exceed .25% for Base Rate borrowings and 1.75% for Eurodollar Rate borrowings). The Company pays
(i) a fee on the average unused commitments under the Revolving Credit Facility of .25% per annum (if a specified leverage ratio is maintained) and (ii) a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. At August 1, 1998, the Company had approximately $33.2 million available for borrowing under the Revolving Credit Facility.

In the quarter ended August 1, 1998, the Company entered into a seven-year lease agreement (classified as a capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total cost of assets under lease at August 1, 1998 was approximately $0.7 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market values at the end of the lease term.

During the nine months ended August 1, 1998, cash provided by operating activities was $13.3 million. Working capital increased from $82.1 million at November 1, 1997 to $85.2 million at August 1, 1998. Cash decreased by $1.1 million from November 1, 1997 to August 1, 1998 due principally to the timing of customer receipts and the purchase of capital equipment in the nine months ended August 1, 1998. Accounts receivable decreased by $19.4 million from November 1, 1997 to August 1, 1998 due to seasonally lower sales in July 1998 compared to October 1997. Inventories increased by $15.0 million, primarily in finished goods, during the nine months ended August 1, 1998 as a result of the lower sales volume in that period. Accounts payable decreased $2.8 million due to normal plant shutdowns in July 1998 and lower operating activity. Accrued interest increased $1.5 million from November 1, 1997 to August 1, 1998 due to the timing of interest payments on the Company's revolving credit facility and the accrual of interest on the contingent notes. Accrued salaries, benefits and withholdings decreased $2.5 million due to the payment of accrued vacation in July 1998. Other accrued expenses decreased $2.7 million during the 1998 nine-month period due to the payment of certain accrued restructuring fees and expenses.

The principal use of cash in the 1998 nine-month period property, plant and equipment expenditures of $18.8 million for upgrade and capacity improvements of the Company's manufacturing operations. As of August 1, 1998, the Company had commitments of $3.0 million for capital expenditures. The Company anticipates making capital expenditures in fiscal 1998 of approximately $25 million.

On August 31, 1998, the Company reduced its long-term debt by repaying all of the $34.5 million in principal amount of JPS Capital's contingent notes.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to meet its obligations and implement its business plan.

YEAR 2000

As a result of the existence of computer programs and chips embedded in process control equipment that use two digits rather than four to define the applicable year, a concern commonly known as "Year 2000" has arisen globally. Computer programs and equipment having time-sensitive software or imbedded processors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, such as production shutdowns, or a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has developed and is currently implementing its plan to address the Year 2000 issue. Task teams led by senior executives identified six project phases including (i) inventory of systems and process exposure, (ii) risk assessment and prioritization, (iii) remediation of non-compliant systems (iv) testing and development of compliant systems, (v) contingency planning and (vi) maintenance once compliance is achieved. The Company has completed the inventory and risk assessment phases and is currently in the remediation and testing phases of the project. Remediation involves repair of existing systems and equipment, and in some cases complete replacement with purchased systems and equipment that are Year 2000 compliant. Replaced and modified systems are subjected to rigorous testing in a non-production environment in parallel with production data and, once deployed, are continually monitored for compliance. Activities to maintain such compliance include monitoring of reprogrammed systems once back in production, audits of critical systems vendor compliance certifications and testing of contingency plans. Management has also reviewed production equipment used in its operations and has implemented a formal communication program with equipment vendors to certify that the systems imbedded in sophisticated production equipment are Year 2000 compliant. In addition, all new equipment purchases are screened for Year 2000 compliance.

The Company has implemented a formal communication program with significant suppliers and service providers to determine the extent to which the Company's interface systems are vulnerable to third party failure to properly address their own Year 2000 issues. Appropriate contingency plans are being developed to address identified risks in this area.

The Company expects that its Year 2000 compliance program will be substantially complete by the end of its second fiscal quarter of 1999. As a result of the activities described above, and assuming the remaining project phases are completed in satisfactory manner, management believes that the Year 2000 issue will not pose significant operational problems for the Company's computer or process systems. Our best efforts notwithstanding, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely or properly, and that any failure to convert timely or properly would not have a material adverse effect on the Company's systems.

The incremental cost of addressing the Year 2000 issue will be substantially absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company does not anticipate incurring significant additional third party costs to test or reprogram systems. The Company, however, retains contract programmers to work on discrete projects and will continue this practice into the foreseeable future. Management believes that the cost of Year 2000 modifications will not have a material effect on results of operations.

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

                             JPS TEXTILE GROUP, INC.

Date:  September 14, 1998                 /s/ David H. Taylor
     ----------------------               -------------------
                                          David H. Taylor
                                          Executive Vice President - Finance,
                                          Secretary and Chief Financial Officer