Form 10-K
period 1998-10-31
JPS TEXTILE GROUP INC /DE/
filed 1999-02-16
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 1998

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         As of January 29, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on January 29, 1999, as reported by the Nasdaq National Market, was approximately $34,183,830.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: [X]

         As of the date hereof, 10,000,000 of the registrant's Common Stock $.01 par value per share, were issued and outstanding.

         The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 24, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                             JPS TEXTILE GROUP, INC.

                                Table of Contents

                                     PART I

Item 1.    BUSINESS...........................................................................................    3

Item 2.    PROPERTIES.........................................................................................   13

Item 3.    LEGAL PROCEEDINGS..................................................................................   14

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................................................   14

                                                      PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS........................................................................   14

Item 6.    SELECTED HISTORICAL FINANCIAL DATA.................................................................   15

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................................................   18

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................................   29

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................   31

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................................................   64

                                                     PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................   64

Item 11.   EXECUTIVE COMPENSATION.............................................................................   64

Item 12.   SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT........................................   64

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................   65

Item 14.   EXHIBITS, FINANCIAL SCHEDULE AND REPORTS ON FORM 8-K...............................................   65

           INDEX TO EXHIBITS..................................................................................   66

           SIGNATURES.........................................................................................   71

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

THE 1988 ACQUISITION

On May 9, 1988, the Company acquired substantially all the assets of certain operating divisions of J.P. Stevens & Co., Inc. ("J.P. Stevens") in exchange for approximately $527 million in cash and reorganized the newly acquired divisions into wholly-owned subsidiaries. At that time, JPS raised $100 million by issuing certain debt and equity securities in order to partially finance the acquisition. In June 1989, JPS raised $323.6 million by issuing certain public debt and equity securities to refinance certain outstanding notes and a portion of the indebtedness incurred in connection with the acquisition. Due to prevailing market conditions, the securities were priced for sale at higher rates than JPS anticipated would be necessary at the time of the acquisition. As a result of the high interest rates and a weak business environment for certain of its subsidiaries, JPS realized lower than expected operating earnings and cash flow which, in turn, materially impaired its ability to service its outstanding debt and fund capital expenditures.

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

The Automotive Asset Sale

On June 28, 1994, the Company sold the businesses and assets of JPS Auto, Inc. ("Auto") and the synthetic industrial fabrics division of JPS Converter and Industrial Corp. ("C&I") and JPS's investment in common stock of the managing general partner of Cramerton Automotive Products, L.P. (an 80% owned joint venture) for approximately $283 million.

The Carpet Asset Sale

On November 16, 1995, JPS and JPS Carpet Corp. ("Carpet") sold substantially all the assets of Carpet used in the business of designing and manufacturing tufted carpets for sale to residential, commercial and hospitality markets (the "Carpet Business") to Gulistan Holdings Inc. ("Gulistan Holdings") and Gulistan Carpet Inc., a wholly-owned subsidiary of Gulistan Holdings Inc. ("Gulistan Carpet" and, together with Gulistan Holdings, "Gulistan"), for approximately $19 million in cash, a promissory note due November 2001 issued by Gulistan Holdings in the original principal amount of $10 million and payable to the order of Carpet, $5 million of preferred stock of Gulistan Holdings, and warrants to purchase 25% of the common stock of Gulistan Holdings (collectively, the "Gulistan Securities"). Due to Gulistan's recurring losses, on August 28, 1997, the Company sold the Gulistan Securities to Gulistan for $2 million in cash.

Plant Closing

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

The Rubber Products Group Sale

On September 30, 1996, JPS Elastomerics Corp. ("Elastomerics") sold substantially all the assets of the Company's rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications to Elastomer Technologies Group, Inc. for approximately $5.1 million in cash.

THE 1997 RESTRUCTURING

As a result of the continued downturn in the apparel fabrics market and various other factors, JPS determined that it would be unable to meet certain debt obligations on its public bonds that would become due commencing in June, 1997. Accordingly, on May 15, 1997, JPS, JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital") and an unofficial committee (the "Unofficial Bondholder Committee") comprised of institutions that owned, or represented owners that beneficially owned, approximately 60% of the 10.85% Notes, the 10.25% Notes and the 7% Subordinated Debentures (the "Old Debt Securities") reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a Joint Plan of Reorganization (as amended, the "Plan of Reorganization") proposed by JPS and JPS Capital under chapter 11 of the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and Old Senior Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the

Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

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

Through the implementation of the Plan of Reorganization as of the Effective Date, JPS's most significant financial obligations were restructured:
$240,091,318 in face amount of outstanding Old Debt Securities were exchanged for, among other things, $14 million in cash, 99.25% of the shares of Common Stock and $34 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the "Contingent Notes"); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were canceled; warrants to purchase up to 5% of the common stock of JPS (the "New Warrants") with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS's senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements. As a result of the restructuring, JPS's only significant debt obligation is its guaranty of the obligations of its operating subsidiaries under the Revolving Credit Facility. The equipment loan contracts, which are long-term obligations of the operating subsidiaries, are not guaranteed by, or otherwise obligations of, JPS. In August 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34 million in principal amount of JPS Capital's Contingent Notes.

EVENTS OCCURRING SUBSEQUENT TO OCTOBER 31, 1998

The Boger City Asset Sale (Home Fashion Textiles)

Pursuant to an Asset Purchase Agreement dated as of January 11, 1999, as amended, JPS Converter and Industrial Corp. has agreed to sell substantially all of the assets of the Company's Boger City Plant located in Lincolnton, North Carolina. This plant is engaged primarily in the manufacture and sale of home fashion textiles and accounted for sales of $33.6 million, $30.9 million and $22.8 million in Fiscal 1996, 1997 and 1998, respectively. The consideration for the sale will consist of approximately $7.9 million in cash, subject to a post-closing adjustment based upon the amount of inventories transferred. A charge of approximately $12.5 million related principally to the loss on impairment of long-lived assets, including related organization value in excess of amounts allocable to identifiable assets, has been included in the results of operations in Fiscal 1998. See discussion under Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS." The net proceeds from the sale will be used to reduce the Company's outstanding indebtedness. The closing of the sale of the Boger City Plant is expected to occur early in the Company's 1999 second fiscal quarter.

Plant Closing (Apparel Fabrics)

On February 10, 1999, the Company announced a plan to close its Angle Plant located in Rocky Mount, Virginia. This plant was engaged primarily in the manufacture and sale of apparel fabrics constructed of filament yarns. A charge of approximately $4.3 million, related principally to the loss on impairment of long-lived assets, including related reorganization value in excess of amounts allocable to identifiable assets, has been included in the results of operations in Fiscal 1998. The Company expects the plant closing to be substantially complete by the end of its 1999 third fiscal quarter.

GENERAL

The Company is a major U.S. manufacturer of speciality extruded and woven materials for a number of applications and greige goods (unfinished woven fabrics) and yarn principally used in the manufacture of apparel. JPS products are used in a wide range of applications including: commercial and institutional roofing, reservoir and landfill liners and covers, printed circuit boards, advanced composite materials, tarpaulins, awnings, athletic tapes, wallboard tapes and tile backings, security glazing, athletic shoes, as well as medical, automotive and industrial components and in consumer apparel products. As of October 31, 1998, the Company conducted its operations from ten manufacturing plants in five states and employed approximately 3,400 people. After giving effect to the plant sale and plant closure discussed above, the Company will operate eight plants with approximately 2,900 employees. Following are general comments as they relate to each of the Company's segments:

Industrial Products

The Company is a well-established manufacturer of scrim-reinforced, heat-weldable, single-ply roofing membrane that is sold globally through a network of roofing distributors. The Company offers two roofing products: a Hypalon(R) (chlorosulfonated polyethylene)-based material and a polypropylene-based material. Both products are sold primarily to the CII (commercial, industrial, institutional) industries and are used in both new and retrofit construction.

The Company is also a major manufacturer of Environmental Geomembranes that are sold on a global basis. As with the roofing products, the Company offers two geomembrane products: Hypalon(R)-based material and a polypropylene-based material. Geomembranes are sold to a limited number of fabricators/installers, and are used primarily as floating covers and liners for potable water reservoirs, landfill caps, wastewater liners and floating covers and mining heap leach pads.

The Company produces specialty substrates woven from fiberglass and other specialty fibers for a variety of applications such as printed circuit boards, flame-retardancy, filtration products, tarpaulins, awnings, athletic tapes, advanced composite materials, building products, defense, aerospace and general industry sectors. In addition, the Company manufactures polyurethane film, sheet, tubing, cord and profile used in athletic, automotive, medical, industrial and consumer products as well as in security glazing applications.

Besides single-ply roofing and geomembranes, the Company is also a producer of substrates used for wallboard tape, tile backing, as well as reinforcement for roofing membranes, geomembranes and synthetic wall surfaces.

Apparel Fabrics

The Company is a leading manufacturer of greige goods (unfinished woven fabrics) and yarn. The Company's products are used in the manufacture of a broad range of consumer apparel products including blouses, dresses and sportswear.

The Company produces fabrics from spun and filament yarns that are used ultimately in the manufacture of apparel such as blouses, dresses and sportswear. Greige goods are produced from a variety of fibers, including flax, rayon, acetate, polyester and cotton yarns, and are primarily sold to other textile manufacturers for use in producing printed and dyed fabrics.

The Company produces a variety of rayon and polyester spun yarns for its own use and for sale to manufacturers of knitted apparel. On February 10, 1999, the Company announced that it will close a plant principally engaged in the manufacture and sale of apparel fabric. Production from this facility will be absorbed by the remaining apparel fabric plants.

Home Fashion Textiles

The Company produces a variety of unfinished and loom finished woven fabrics and yarns for use in the manufacture of draperies, curtain and lampshades and is a major producer of solution-dyed drapery fabrics. As discussed above, subsequent to October 31, 1998, the Company has agreed to sell a plant which accounts for a major portion of the home fashion textiles segment and which produces 100% of the unfinished woven fabrics included in this segment. On and after the closing of the sale of the Boger City Plant, the Company's continuing home fashion textiles business will consist primarily of yarn production.

SUBSIDIARIES

JPS's wholly-owned operating subsidiaries include Elastomerics and C&I. JPS's other wholly-owned subsidiaries do not have any significant operations: JPS Capital, International Fabrics, Inc. ("Fabrics"), Auto and Carpet. JPS business units are managed in three separate groups: Elastomerics, Industrial Fabrics and Apparel Fabrics. The Elastomerics and Industrial Fabrics units comprise the Industrial Products group. The units are held by JPS's wholly-owned Elastomerics and C&I subsidiaries. Each business unit has independent administrative, manufacturing, and marketing capabilities for all material aspects of their operations, including product design, technical development, customer service, purchasing, and collections. JPS's parent company corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for its subsidiaries. JPS Capital was formed in 1994 as a special purpose subsidiary to hold (and invest) $39.5 million, representing a portion of the proceeds received from the sale of the assets of JPS's automotive division in June 1994, including the assets of Auto. Prior to the Effective Date, the funds held by JPS Capital aggregated approximately $48 million, of which $14 million was distributed on the Effective Date pursuant to the Plan of Reorganization to holders of certain issues of Old Debt Securities on the Effective Date. In connection with the implementation of the Plan of Reorganization, approximately $34 million in aggregate principal amount of Contingent Notes were issued by JPS Capital on the Effective Date to holders of certain issues of Old Debt Securities. On August 31, 1998, the Company repaid all of the approximately $34 million in principal amount of Contingent Notes.

Auto and Carpet formerly owned and operated JPS's automotive products and carpet businesses, respectively. The assets of those businesses were sold in 1994 and 1995, respectively. See "Disposition of Assets; Plant Closing."

MANUFACTURING

The Company operates ten facilities and will operate eight facilities after the previously described plant sale and plant closure, in five states boasting state-of-the-art manufacturing equipment. The vast majority of JPS equipment is automated and computer controlled for maximum efficiency, cost control and consistency. Following are comments on manufacturing as they relate to each of the Company's segments:

Industrial Products

Construction products are produced from raw materials, where they are blended to proprietary specifications along with fire-retardant and UV stabilizers and then calendered on state-of-the-art equipment.

Polyurethane is extruded in highly automated, computer controlled, blown film and sheet fed extrusion processes from raw urethane resins. Depending on end-uses, some materials are manufactured in clean zone environments.

Other industrial products are produced from substrates of fiberglass and synthetic fibers.

Apparel Fabrics and Home Fashion Textiles

In the manufacture of woven textile products, the Company purchases synthetic and natural fibers and spins them into yarn or purchases filament yarn for processing. In addition, the Company purchases certain spun yarns. Yarns are then coated, sized or directly woven into unfinished fabric. Upon completion of the weaving process, fabrics are generally shipped to customers who dye, finish, coat and cut those fabrics for resale.

The Company has a capital spending plan to lower cost and improve productivity and efficiency, as described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included in Item 7 herein. The Company believes that its manufacturing facilities and capital spending plan are sufficient for its production requirements.

RAW MATERIALS

The Company maintains good relationships with its suppliers and has, where possible, diversified its supplier base so as to avoid a disruption of supply. In most cases, the Company's raw materials are staple goods that are readily available from numerous domestic fiber and chemical manufacturers. For several products, however, branded goods or other circumstances prevent such a diversification, and an interruption of the supply of these raw materials could have a significant negative impact on the Company's ability to produce certain products. The construction products group has negotiated comprehensive supply agreements for all its polymer, chemical and accessory products, with multiple production sites assuring an uninterrupted supply. The urethane products group purchases under contract from all major thermoplastic polyurethane suppliers. The Company believes that its practice of purchasing such items from large, stable companies minimizes the risk of interrupting the supply of raw materials.

MARKETING AND COMPETITION

The following is a discussion of marketing and competitive factors as they relate to each of the Company's segments:

Industrial Products

The commercial roofing industry is highly competitive with a number of major participants in all segments of the industry. Many of the Company's competitors are significantly larger in terms of aggregate sales and financial resources. In the specialty segment of the single-ply market where the Company competes, there are more than ten competitors, with the Company having the largest market share in this segment. Due to the success of the Company's EP product line, launched in 1993, management expects continued growth in this sector. The Company markets it products under the "Stevens" brand name using a push-pull strategy; pushing products through distribution to the roofing contractor and pulling products through the market by creating demand for the products on the part of building owners, architects and specifiers.

The Company has approximately twenty field sales staff (domestically), as well as a network of independent representatives, distributors and distributor-representatives as its sales force. In addition, the Company operates a sales office in the United Kingdom. Marketing efforts in the roofing industry include (i) new product development to meet changing market demands,
(ii) providing proprietary accessory products, (iii) implementing several contractor-specific programs and (iv) a strong marketing communications effort.

On the geomembrane side, the Company markets to only a limited number of fabricators/installers. The Company's marketing efforts are focused exclusively on supporting those companies in a variety of ways.

The urethane products group also has a strong marketing and sales effort with both direct sales personnel and a nationwide network of independent representatives. The market for polyurethane film and sheet is fairly focused and thus there are only a few competitors for sales in each product segment -- aliphatic and aromatic film and sheet. None of the Company's products are sold "off the shelf," as each application has specific end-use performance requirements. As with the construction products group, marketing efforts in the urethane group include a variety of new product developments to meet changing market demands and a strong marketing communications effort.

Other industrial products are marketed directly to other manufacturers and distributors. The Company believes that price and its ability to meet customer technical specifications are important competitive factors.

Apparel Fabrics

The textile industry is highly competitive and includes a number of participants with aggregate sales and financial resources greater than the Company's. The Company generally competes on the basis of price, quality, design and customer service. Many companies compete in limited segments of the textile market. In recent years, a large and growing percentage of domestic consumer apparel demand has been met by foreign competitors whose products, both fabrics and garments, are imported into the United States. The Company is well-positioned due to its ability to respond quickly to changing styling and fashion trends. This ability generally provides advantages for domestic textile manufacturers. Although no single company dominates the industry, most market segments are dominated by a small number of competitors. The Company believes it has a significant market share in the market for rayon and acetate apparel fabrics, rayon yarn and solution-dyed satin fabrics.

The Company's marketing efforts include the development of new product designs and styles which meet customer needs. The Company's operating units have been established suppliers to each of its markets for many years and are taking advantage of well-established customer relationships to increase product development with its customers. The "J.P. Stevens" trade name, which the Company has a non-exclusive, royalty-free license to use until May 2013 (see "Patents, Licenses and Trademarks" below), is widely recognized. The Company believes that its relatively broad base of manufacturing operations provides it with a competitive advantage in developing new textile products. In addition to its direct marketing capabilities, the Company markets certain of its products through distributors.

The Company markets its spun and filament fabrics to converters who finish and/or dye these products prior to shipping to finished apparel manufacturers. The Company has sought to maintain a relatively high proportion of such sales in product areas where its manufacturing flexibility can provide a competitive advantage.

Regarding yarn sales, the Company competes with a large number of companies which sell yarn to woven and knit goods manufacturers. Yarns are generally sold on a direct basis, and the Company believes that quality and price are the primary competitive factors.

Home Fashion Textiles

Effective with the sale of its Boger City Plant as discussed above, the Company will exit a major portion of its home fashion textiles business. The remaining business will consist solely of yarn sales. As discussed above, yarns are generally sold on a direct basis, and the Company believes that quality and price are the primary competitive factors.

CUSTOMERS

No customer accounts for more than 10% of the Company's sales. However, the loss of certain customers could have a material adverse effect on sales.

PRODUCT DEVELOPMENT

The following is a discussion of product development as it relates to each of the Company's segments:

Industrial Products

On-going product development activities include a constant evaluation of new advanced polymers and polymer compounds, as well as the evaluation and analysis of material additives required in the manufacture of commercial roofing products, geomembranes and thermoplastic polyurethane. As appropriate, additives are required to ensure long-term UV stability, fire or chemical resistance or to ensure that a specific product can be used in contact with drinking water.

For its roofing products, the Company continues to develop advanced material products that meet fire, wind and other building code requirements on a global basis. Such building codes vary from country to country, even regionally, presenting a challenge to the manufacturer. Geomembranes must also meet stringent code requirements of several countries, particularly when used in potable water reservoirs.

Polyurethane film and sheet materials are not available in "off the shelf" configurations. The Company offers both aliphatic and aromatic polyurethane products. Aliphatic, which is used in glass clad polycarbonate laminates for security glazing applications, is extruded in a clean zone environment to ensure maximum product cleanliness. Aromatic materials are extruded by blown film and flat sheet fed technologies. The Company spends a considerable amount of R&D effort to develop material additives that enable end products to be more fire resistant, more breathable, more permeable, etc. In addition, the Company must provide specific surface finishes and textures that may be required for end-use applications.

Other industrial R&D efforts include silane finishes for quartz reinforced laminates, alkali resistant meshes for exterior Insulation Facing Systems, and finish additives that enhance the flex life of filtration bags and enable end products to meet higher temperature requirements. In 1998, a new Technical Services Center was established at the Slater facility for renewed emphasis on new products and processes.

Apparel Fabrics and Home Fashion Textiles

In general, the textile industry expends its efforts on design innovation and capital expenditures for process enhancements rather than on basic research, relying on fiber suppliers or machinery manufacturers for basic research.

The Company's research and development activities are directed toward the development of new fabrics and styles which meet specific styling requirements. Significant time is spent by employees in activities such as meeting with stylists, designers, customers, suppliers and machinery manufacturers, as well as producing samples and running trials in order to develop new products and markets. These activities are performed at various levels and at various locations, and their specifically identifiable incremental costs are not material in relation to the Company's total operating costs.

BACKLOG

Unfilled open orders, which the Company believes are firm, were $38.5 million at October 31, 1998 and $73.3 million at November 1, 1997. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of October 31, 1998 will be filled in the 52-week period ending October 30, 1999 ("Fiscal 1999"). Unfilled open orders, which the Company believes are firm, were approximately $38.8 million at December 31, 1998 compared to $62.9 million at December 31, 1997. The decrease in open orders at December 31, 1998 as compared to December 31, 1997 is primarily due to a decrease in customer demand for apparel fabrics and is representative of a change in the timing of orders given to the Company creating shorter lead times from order to delivery due to customers managing their inventory exposure. The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a period.

No significant portion of the Company's business is subject to renegotiation of profits, or termination of contracts or subcontracts at the election of the government.

PATENTS, LICENSES AND TRADEMARKS

The following is a discussion of patent licenses and trademarks as they relate to each of the Company's segments:

Industrial Products

Products, such as commercial roofing, geomembranes and polyurethane, are marketed under the "Stevens" brand name. As such, the Company is in the process of securing trademarks for the following names: Stevens Roofing Systems, Stevens EP, Stevens Hypalon, Stevens Walkway Roll, Stevens Geomembranes and Stevens Urethane. In addition, the Company currently holds trademarks on the names Hi-Tuff, Hi-Tuff/EP and Hi-Tuff/Hypalon in Europe and in Asia.

In terms of product licensing, the Company is currently involved with two manufacturing licensees: Tsutsunaka Plastics Industries ("TPI") of Japan and Protan A/S of Norway. The Company has licensed roofing technology to Protan for manufacturing and marketing TPO-based roofing products in the Scandinavian countries. In addition, Stevens roofing and geomembrane compound and manufacturing technologies have been licensed to TPI for the production of membranes in Japan.

A total of three patents and thirty trademarks are secured or in the process of being secured by the Company on other industrial businesses. These include, but are not limited to: alkali resistant meshes for Exterior Insulation Facing Systems trademarked under the names of Versaflex, Duraflex, Ultraflex and Standardflex; filtration products trademarked under the names AcidGuard and Ultraflex; and substrates meeting high temperature requirements trademarked under the name Tempratex.

Apparel Fabrics and Home Fashion Textiles

Certain products are sold under registered trademarks which have been licensed royalty-free to the Company from J.P. Stevens until May 2013, including trademarks for certain products using the "J.P. Stevens" name. Patented processes used in the manufacturing process are not a significant part of these segments. The segments do not license their name or products to others except for the licenses of certain trade names granted royalty free to operations that the Company has sold.

EMPLOYEES

As of October 31, 1998, the Company had approximately 3,400 employees of which approximately 2,900 were hourly and approximately 500 were salaried. After giving effect to the plant sale and plant closure discussed above, the Company will have approximately 2,900 employees of which approximately 2,500 will be hourly and approximately 400 will be salaried. The Company's employees are not represented by unions. The Company believes its relations with its employees to be good and has not had any work stoppages or strikes.

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

SEASONALITY

Certain portions of the business of the Company are seasonal (principally construction products) and sales of these products tend to decline during winter months in correlation with construction activity. These declines have historically tended to result in lower sales and operating profits in the first and second quarters than in the third and fourth quarters of the Company's fiscal year. An increasing emphasis on export sales has mitigated some of the seasonality in the construction products business.

WORKING CAPITAL

Information regarding the Company's working capital position and practices is set forth in Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources."

Financial information for the Industrial Products, Apparel Fabrics and Home Fashion Textiles industry segments is set forth in Note 13 to the Consolidated Financial Statements included in Item 8 herein.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Item 1 "BUSINESS" and Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in Fiscal 1999 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, the Company's ability to meet its debt service obligations, competition from a variety of large textile mills and foreign textile manufacturers which export to the U.S., the seasonality of the Company's sales, the volatility of the Company's raw materials cost and the Company's dependence on key personnel.

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

                                     Square                                                      Square
     Location                       Footage                       Location                       Footage
     --------                       -------                       --------                       -------

                   Apparel Fabrics                                              Industrial Products
                   ---------------                                              -------------------
     Laurens, SC                    475,000                       Kingsport, TN                    625,000
     Greenville, SC                 460,000                       Slater, SC                       433,000
     Stanley, NC                    338,000                       Westfield, NC                    237,000
     S. Boston, VA                  286,000                       Easthampton, MA                   50,000
     Rocky Mount, VA                 88,000 (1)
                                                                                       All Segments
              Home Fashion Textiles                                                    ------------
              ---------------------
                                                                  New York, NY  (3)                 10,000
     Lincolnton, NC                 387,000 (2)

(1) Subsequent to October 31, 1998, the Company announced it would close this facility in Fiscal 1999. See discussion under Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(2) Subsequent to October 31, 1998, the Company entered into an agreement to sell this facility. See discussion under Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(3) The New York, NY facility is leased by the Company under a lease agreement which expires on May 30, 1999.

The Company also leases certain other warehouse facilities, various regional sales offices, a subsidiary's corporate office and its corporate headquarters. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.

ITEM 3.       LEGAL PROCEEDINGS.

The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint, in the Circuit Court of Cook County, Illinois (Case No. 97C8586), against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's roofing membrane installed on approximately 150 Sears stores. No trial date has been established. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 1998.

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

The Common Stock of the Company was approved for listing and trading on the Nasdaq National Market System under the stock symbol "JPST", effective January 30, 1998. Prior to that time, there was only sporadic trading of the Common Stock in the over-the-counter market. The following table presents the high and low sales prices for the Common Stock for each full quarterly period since the Common Stock became eligible for trading on Nasdaq.

               FISCAL 1998                HIGH             LOW
               -----------                ----             ---
               Second Quarter            $13 3/8         $11 3/4
               Third Quarter              14 1/2          11 1/2
               Fourth Quarter             13               3 3/4

As of January 29, 1999, there were approximately nine holders of record of the Company's Common Stock.

The Company has never paid a dividend on its Common Stock. The Company presently intends to retain earnings to fund working capital and for general corporate purposes, and, therefore, does not intend to pay cash dividends on shares of the Common Stock in the foreseeable future. The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing indebtedness (including, without limitation, indebtedness evidenced by the Revolving Credit Facility (as defined below) and refundings and refinancings thereof) and other factors deemed relevant by JPS's Board of Directors.

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

ITEM 6.       SELECTED HISTORICAL FINANCIAL DATA.
              (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years or periods indicated. The selected historical financial data for each of the three years ended November 2, 1996, the period from November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997 and the year ended October 31, 1998 have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the automotive assets (sold in 1994) and the Carpet Business (sold on November 16, 1995) as discussed in Note 3 to the Consolidated Financial Statements of the Company at Item 8 in this Form 10-K. The financial statements for the period from October 10, 1997 to November 1, 1997 and for the year ended October 31, 1998 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, certain of the selected financial data for the period from October 10, 1997 to November 1, 1997 and for the year ended October 31, 1998 is not comparable to the selected financial data of prior periods. Therefore, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company". The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" presented elsewhere herein.

                                                       Predecessor Company
                                       -----------------------------------------------------      Reorganized Company
                                                                                             | --------------------------
                                                  Fiscal Year Ended                          |                Fiscal Year
                                       ---------------------------------------   Period from | Period from       Ended
                                         10/29/94      10/28/95       11/2/96       11/3/96  |   10/10/97       10/31/98
                                        (52 Weeks)    (52 Weeks)    (53 Weeks)    to 10/9/97 |  to 11/1/97     (52 Weeks)
                                        ----------    ----------    ----------    ---------- |  ----------     ----------
                                                                                             |
INCOME STATEMENT DATA:                                                                       |
Net sales                              $   461,871   $   472,565   $   448,824   $   379,643 | $     38,728   $    389,218
Cost of sales                              397,921       406,070       397,804       327,667 |       31,058        331,473
                                       -----------   -----------   -----------   ----------- | ------------   ------------
Gross profit                                63,950        66,495        51,020        51,976 |        7,670         57,745
Selling, general and                                                                         |
   administrative expenses                  39,805        39,586        40,579        37,146 |        2,466         40,190
Other income (expense), net                 (2,914)       (6,248)       (2,498)         (622)|           11            (54)
Charges for plant closing, loss on                                                           |
   sale of certain operations, write-                                                        |
   down of certain long-lived assets                                                         |
   and restructuring costs                      --            --       (30,028)          574 |           --        (19,245)
                                       -----------   -----------   -----------   ----------- | ------------   ------------
Operating profit (loss)                     21,231        20,661       (22,085)       14,782 |        5,215         (1,744)
Valuation allowance on                                                                       |
   Gulistan securities                          --            --        (4,242)       (5,070)|           --             --
Interest income                                749         2,821         2,856         2,744 |           93          1,038
Interest expense                           (55,570)      (39,946)      (40,510)      (32,164)|         (584)        (8,592)
                                       -----------   -----------   -----------   ----------- | ------------   ------------
Income (loss) before                                                                         |
   reorganization items, income                                                              |
   taxes, discontinued operations,                                                           |
   extraordinary items and                                                                   |
   cumulative effects of                                                                     |
   accounting changes (3)                  (33,590)      (16,464)      (63,981)      (19,708)|        4,724         (9,298)
Reorganization items:                                                                        |
   Fair-value adjustments                       --            --            --        (4,651)|           --             --
   Professional fees and                                                                     |
   expenses                                     --            --        (2,255)       (8,420)|           --             --
                                       -----------   -----------   -----------   ----------- | ------------   ------------
Income (loss) before income taxes,                                                           |
   discontinued operations,                                                                  |
   extraordinary items and                                                                   |
   cumulative effects of                                                                     |
   accounting changes                      (33,590)      (16,464)      (66,236)      (32,779)|        4,724         (9,298)
Income taxes (benefit)                       2,800         1,200          (300)       (8,822)|        2,007          1,366
                                       -----------   -----------   -----------   ----------- | ------------   ------------
Income (loss) before discontinued                                                            |
   operations, extraordinary                                                                 |
   items and cumulative effects                                                              |
   of accounting changes                   (36,390)      (17,664)      (65,936)      (23,957)|        2,717        (10,664)
Discontinued operations,                                                                     |
   net of taxes:                                                                             |
   Income (loss) from                                                                        |
      discontinued operations               23,628        (7,079)           --            -- |           --             --
   Net gain (loss) on sale of                                                                |
      discontinued operations              132,966       (26,241)       (1,500)           -- |           --             --
Extraordinary gain (loss) on                                                                 |
   early extinguishment of debt             (7,410)       20,120            --       100,235 |           --             --
Cumulative effects of accounting                                                             |
   changes, net of taxes                      (708)           --            --            -- |           --             --
                                       -----------   -----------   -----------   ----------- | ------------   ------------
Net income (loss)                      $   112,086   $   (30,864)  $   (67,436)  $    76,278 | $      2,717   $    (10,664)
                                       ===========   ===========   ===========   =========== | ============   ============
Income (loss) applicable to                                                                  |
   common stock                        $   108,753   $   (34,695)  $   (71,941)  $    72,451 | $      2,717   $    (10,664)
                                       ===========   ===========   ===========   =========== | ============   ============
Weighted average number                                                                      |
   of shares outstanding(1)              1,000,000     1,000,000     1,000,000     1,000,000 |   10,000,000     10,000,000
                                       ===========   ===========   ===========   =========== | ============   ============

                                                 Predecessor Company                          Reorganized Company
                                   ---------------------------------------------------   |  ------------------------
                                              Fiscal Year Ended                          |               Fiscal Year
                                   --------------------------------------  Period from   |   Period from     Ended
                                    10/29/94     10/28/95       11/2/96      11/3/96     |    10/10/97     10/31/98
                                   (52 Weeks)   (52 Weeks)     (53 Weeks)   to 10/9/97   |   to 11/1/97   (52 Weeks)
                                   ----------   ----------     ----------  -----------   |  -----------  -----------
                                                                                         |
INCOME STATEMENT DATA:                                                                   |
Basic and diluted earnings (loss)                                                        |
   per common share: (1)                                                                 |
Income (loss) before discontinued                                                        |
   operations, extraordinary items                                                       |
   and cumulative effects of                                                             |
   accounting changes               $  (39.73)   $  (21.50)    $ (70.44)    $ (27.79)    |  $ 0.27         $ (1.07)
Discontinued operations, net of                                                          |
   taxes:                                                                                |
Income (loss) from discontinued                                                          |
   operations                           23.63        (7.08)          --           --     |      --              --
Net gain (loss) on sale of                                                               |
   discontinued operations             132.97       (26.24)       (1.50)          --     |      --              --
Extraordinary gain (loss), net of                                                        |
   taxes                                (7.41)       20.12           --       100.24     |      --              --
Cumulative effects of accounting                                                         |
   changes, net of taxes                (0.71)          --           --           --     |      --              --
                                    ---------    ---------     --------     --------     |  ------         -------
Net income (loss)                   $  108.75    $  (34.70)    $ (71.94)    $  72.45     |  $ 0.27         $ (1.07)
                                    =========    =========     ========     ========     |  ======         =======

                                               10/29/94      10/28/95      11/2/96         11/1/97      10/31/98
                                               --------      --------      -------         -------      --------
BALANCE SHEET DATA:
Working capital, excluding net
   assets held for sale                       $  65,855     $  72,670     $(257,866)(2)    $ 82,132     $ 81,177
Total assets                                    452,811       412,822       335,927         322,381      272,922
Total long-term debt, less current portion      335,472       327,668         4,226 (2)      94,891       99,089
Senior redeemable preferred stock                24,340        28,171        32,676              --           --
Shareholders' equity (deficit)                   (2,350)      (37,045)     (108,986)        126,047      109,528

(1) In accordance with the provisions of SFAS No. 128, the presentation of earnings per share data for all periods presented has been restated to conform to SFAS No. 128.
(2) All of the Company's senior credit facility revolving line of credit and all of the Company's subordinated notes and debentures are classified as current liabilities as of November 2, 1996.
(3) The following non-cash charges have been included in the determination of income (loss) before reorganization items, income taxes, discontinued operations, extraordinary items and cumulative effects of accounting changes for the periods shown above:

                                                     Predecessor Company                       Reorganized Company
                                       ------------------------------------------------- | --------------------------------
                                             Fiscal Year Ended                           |
                                       ------------------------------------  Period from |  Period from   Fiscal Year Ended
                                        10/29/94     10/28/95     11/2/96      11/3/96   |    10/10/97        10/31/98
                                       (52 Weeks)   (52 Weeks)  (53 Weeks )   to 10/9/97 |   to 11/1/97       (52 Weeks)
                                       ----------   ----------  -----------   ---------- |   ----------       ----------
                                                                                         |
Certain non-cash charges to income:                                                      |
   Depreciation                          $22,242      $20,820      $21,756      $16,986  |    $   681          $10,189
   Amortization of goodwill                                                              |
      and other                              964          965          983          894  |        165            2,273
   Product liability charge                   --        5,000           --           --  |         --               --
   Plant closing, loss on sale of                                                        |
      certain operations, writedown                                                      |
      of certain long-lived assets                                                       |
      and restructuring costs                 --           --       17,554           --  |         --           19,245
   Early retirement offer                     --           --        1,125           --  |         --               --
   Valuation allowance on                                                                |
      Gulistan securities                     --           --        4,242        5,070  |         --               --
   Other non-cash charges to income          131          371          769        1,092  |        127              533
   Non-cash interest                      11,161        8,818       10,088        7,303  |         20              329
                                         -------      -------      -------      -------  |    -------          -------
                                         $34,498      $35,974      $56,517      $31,345  |    $   993          $32,569
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


                                                                    Pro Forma(9)
                                  Predecessor Company      | ----------------------------       Reorganized Company(4)
                           ------------------------------- |         (Unaudited)            -----------------------------
                           Fiscal Year         Period From |      Fiscal Year Ended         Period from       Fiscal Year
                              Ended              11/3/96   | ----------------------------     10/10/97           Ended
                             11/2/96            to 10/9/97 |    11/2/96          11/1/97     to 11/1/97         10/31/98
                           -----------         ----------- | -----------      -----------   ------------      -----------
                                                           |
NET SALES                                                  |
Industrial products        $   193,001         $   179,434 | $   193,001      $   197,281     $   17,847      $   189,658
Apparel fabrics                221,799             167,070 |     221,799          185,660         18,590          170,877
Home fashion textiles           34,024              33,139 |      34,024           35,430          2,291           28,683
                           -----------         ----------- | -----------      -----------     ----------      -----------
                           $   448,824         $   379,643 | $   448,824      $   418,371     $   38,728      $   389,218
                           ===========         =========== | ===========      ===========     ==========      ===========
OPERATING PROFIT                                           |
   (LOSS)                                                  |
Industrial products        $     5,947 (2)     $    16,748 | $     8,752 (2)  $    21,241     $    2,652      $    16,275 (5)
Apparel fabrics                (22,422)(3)           1,210 |     (15,063)(3)        9,253          2,201            2,274 (6)
Home fashion textiles              647                 976 |       1,791            2,980            693           (7,689)(7)
Indirect corporate                                         |
   expenses, net                (6,257)             (4,152)|      (7,611)          (5,728)          (331)         (12,604)(8)
                           -----------         ----------- | -----------      -----------     ----------      -----------
Operating Profit (Loss)        (22,085)             14,782 |     (12,131)          27,746          5,215           (1,744)
Valuation allowance on                                     |
   Gulistan securities          (4,242)             (5,070)|          --               --             --               --
Interest income                  2,856               2,744 |       1,130            1,192             93            1,038
Interest expense               (40,510)            (32,164)|      (8,561)          (8.676)          (584)          (8,592)
                           -----------         ----------- | -----------      -----------     ----------      -----------
Income (loss) before                                       |
   reorganization items,                                   |
   income taxes,                                           |
   discontinued operations                                 |
   and extraordinary                                       |
   items                   $   (63,981)        $   (19,708)| $   (19,562)     $    20,262     $    4,724      $    (9,298)
                           ===========         =========== | ===========      ===========     ==========      ===========
                                                           |
OTHER DATA                                                 |
                                                           |
EBITDA(1)                                                  |
Industrial products        $    22,207         $    22,002 | $    20,890      $    24,743     $    2,935      $    21,307
Apparel fabrics                 10,574              10,046 |      12,154           13,151          2,498           11,328
Home fashion textiles            3,164               3,514 |       3,199            4,236            792              845
Indirect corporate                                         |
   expenses, net                (6,393)            (11,470)|      (4,173)          (3,415)          (165)          (3,517)
                           -----------         ----------- | -----------      -----------     ----------      -----------
Total EBITDA               $    29,552         $    24,092 | $    32,070      $    38,715     $    6,060      $    29,963
                           ===========         =========== | ===========      ===========     ==========      ===========

(1) EBITDA represents operating income plus depreciation, amortization and certain other charges (credits) aggregating approximately $30.0 million, ( $0.6 million) and $19.2 million in Fiscal 1996, the period from November 3, 1996 to October 9, 1997, and Fiscal 1998, respectively. These other charges (credits) represent the "plant closing, loss on sale of certain operations, writedown of certain long-lived assets and restructuring costs" as presented separately in the Consolidated Financial Statements of the Company and Notes thereto, and in Item 6, "Selected Historical Financial Data" presented elsewhere herein. EBITDA as determined by the Company may not be comparable to the EBITDA measure as reported by other companies. This presentation of EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity. In addition, this measure does not represent funds available for discretionary use. It is included herein to provide additional information with respect to ability of the Company to meet its future debt service, capital expenditures and working capital requirements.
(2) The Fiscal 1996 operating profit for industrial products includes charges of approximately $8.1 million for writedown of certain long-lived assets and $1.5 million for loss on sale of certain operations
(3) The Fiscal 1996 operating loss for apparel fabrics includes charges of approximately $14.2 million for plant closing and $6.2 million for loss on sale of certain operations.
(4) The financial statements for the period from October 10, 1997 to November 1, 1997 and the year ended October 31, 1998 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, the financial information for the period from October 10, 1997 to November 1, 1997 and the year ended October 31, 1998 is not comparable to the financial information of prior periods.
(5) The Fiscal 1998 operating profit for industrial products includes charges of approximately $0.7 million for writedown of certain long-lived assets.
(6) The Fiscal 1998 operating profit for apparel fabrics includes charges of approximately $3.7 million for writedown of certain long-lived assets and approximately $0.7 million for certain restructuring costs.
(7) The Fiscal 1998 operating loss for home fashion textiles includes charges of approximately $7.2 million for writedown of certain long-lived assets.
(8) The Fiscal 1998 operating loss related to indirect corporate expenses includes charges of approximately $6.9 million for writedown of certain long-lived assets (excess reorganization costs).
(9) The pro forma financial information was prepared for comparison purposes and gives effect to the Plan of Reorganization as if the transactions had occurred on October 29, 1995 (for Fiscal 1996) and November 3, 1996 (for Fiscal 1997). The unaudited pro forma financial information was derived by adjusting the historical consolidated financial statements of the Company for the effects of fresh start accounting as described in Note 1 to the Consolidated Financial Statements included in Item 8 herein. Such adjustments primarily relate to decreased depreciation expense resulting from revaluation of the Company's fixed assets, decreased interest expense resulting from extinguishment of Old Debt Securities in the reorganization, increased amortization resulting from reorganization value in excess of amounts allocable to identifiable assets and the elimination of reorganization items, and their related tax effects. This pro forma information is provided for informational purposes only and should not be construed to be indicative of the results of operations of the Company had the transactions been consummated on the respective dates indicated and are not intended to be predictive of the results of operations of the Company for any future period.

RESULTS OF OPERATIONS

The financial statements for the periods subsequent to the consummation of the Plan of Reorganization (period from October 10, 1997 to November 1, 1997 and Fiscal 1998) were prepared under the principles of fresh start reporting for companies emerging from a plan of reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparisons to Fiscal 1998 are made using the pro forma financial information (for Fiscal 1996 and 1997) and therefore this discussion addresses such pro forma information.

GENERAL COMMENTS

Fiscal 1998 was a disappointing year financially; however, the Company continued to reposition itself as a diversified industrial and speciality products company. Recently, the Company announced several important actions which should improve profitability in Fiscal 1999 and beyond, and reinforce plans to pursue profitable growth strategies globally in industrial products, while continuing to streamline the apparel and yarn businesses.

With sales growth in each of the product segments through the first half of the year and continued implementation of capacity expansion and cost reduction programs in manufacturing facilities, the Company was optimistic that growth targets for the year would be achieved. In the last half of the year, however, global economic issues, adverse market conditions in electronic products and circuit boards and athletic footwear, and the continued negative impact of imported apparel fabrics, contributed to declining sales across all of the segments and margin contraction.

Based on a rigorous assessment of product lines, market positions and opportunities for profitable growth, the Company recently announced two strategic initiatives. One is to close the Angle Plant (Apparel Fabrics) and consolidate its operations into the more modern and versatile plant in South Boston, Virginia. The second initiative is to sell the Boger City Plant, which generates a majority of the Company's home fashion textiles business. The sale of the Boger City Plant should close early in the second fiscal quarter of 1999. Additionally, Company-wide cost reduction measures were also implemented at the beginning of Fiscal 1999, which included the elimination of certain jobs at projected annualized savings of $1.3 million.

The Company's focus for the remainder of Fiscal 1999 and the next several years remains to continue its leadership position as a manufacturer of industrial products, to continue to improve the efficiency and capacity of manufacturing facilities, to bring to market innovative new products and to expand the industrial products business globally.

FISCAL 1998 COMPARED TO FISCAL 1997 (PRO FORMA)

Consolidated net sales decreased $29.2 million, or 7.0%, from $418.4 million in Fiscal 1997 to $389.2 million in Fiscal 1998. Operating income (loss) decreased $29.4 million from a pro forma operating profit of $27.7 million in Fiscal 1997 to an operating loss of $1.7 million in Fiscal 1998. Fiscal 1998 results include charges for loss on writedown of certain long-lived assets and certain restructuring charges which totaled approximately $19.2 million. Excluding such charges for comparative purposes, operating profit in Fiscal 1998 was $17.5 million compared to pro forma operating profit of $27.7 million in Fiscal 1997. At the end of Fiscal 1998, the Company implemented cost reduction measures, which included the elimination of certain jobs, resulting in projected future annual savings of approximately $1.3 million.

Net sales in Fiscal 1998 in the industrial products segment, which includes single-ply roofing and environmental membrane, woven substrates constructed of cotton, synthetics and fiberglass for lamination, insulation and filtration applications and extruded urethane products decreased $7.6 million, or 3.9%, to $189.7 million from $197.3 million in Fiscal 1997. Sales of fiberglass products decreased $1.9 million in Fiscal 1998. The electronics industry represents the largest customer segment for the Company's fiberglass products. Global consumer demand for electronic products did not meet expectations and, combined with other factors, including the weakness in Asian economies, led to a slowdown in demand for certain fiberglass products used in the manufacture of electrical circuit boards. Management expects that demand for its fiberglass products will recover and continue to grow in the future, but such resumed growth depends, to some extent, on the timing and strength of a recovery of growth in global consumer demand for electronic products. In Fiscal 1998, the Company completed its capacity expansion and modernization program which it believes will contribute to lower costs and higher productivity in the future. In view of this market softness, the Company has taken a number of steps to improve capacity utilization including finalizing arrangements with its largest customers to purchase greater quantities of the Company's production. These aggressive marketing efforts, combined with the Company's reputation for quality and service, have increased the Company's market opportunities and enhanced its prospects for future growth. Net sales of roofing membrane increased $0.3 million in Fiscal 1998. The domestic roofing market in Fiscal 1998 was characterized by intense competition and market consolidation as growth rates receded from the double-digit levels of the mid-1990's. New and aggressive competitors in the Company's market niches have presented additional challenges for growth. The Company is addressing those challenges through aggressive pricing strategies, which are supported by lower manufacturing costs, and strengthening sales management in certain key territories where such threats are most apparent. Sales of urethane products decreased $3.5 million in Fiscal 1998, as a result of the decline in demand for certain of the Company's products used in the manufacture of athletic footwear. The athletic footwear industry has been depressed as a result of shifting consumer preference in casual footwear. However, the Company has initiated an aggressive marketing campaign of new product introduction to help offset the loss of sales of athletic footwear. Sales of liner membrane decreased $1.0 million in Fiscal 1998 due to declining unit volumes. Sales of cotton industrial products decreased $0.4 million in Fiscal 1998 due to declining unit volume and unit selling prices.

Operating profit in Fiscal 1998 for the industrial products segment decreased $4.9 million from pro forma operating profit of $21.2 million in Fiscal 1997 to operating profit of $16.3 million in Fiscal 1998. Fiscal 1998 included charges for writedown of certain long-lived assets of approximately $0.7 million. Excluding the effects of such charges, operating profit decreased by $4.2 million. Lower unit prices for fiberglass products and lower unit sales in many of the industrial product groups caused the decline. The Company believes that through a series of customer agreements and other marketing improvements, future sales of industrial products will be improved. However, price pressure is expected to continue in the foreseeable future, but will be mitigated to some degree through improvements in manufacturing efficiencies related to capital expenditures, lower raw material costs and an improved product mix.

Net sales of apparel fabrics, which include unfinished woven apparel fabrics (greige goods) and yarn primarily for women's wear, decreased $14.8 million, or 8.0%, from $185.7 million in Fiscal 1997 to $170.9 million in Fiscal 1998. Market conditions for apparel fabrics constructed primarily of filament yarn weakened during Fiscal 1998 producing unit volumes and average reduced selling prices well below prior-year levels. Apparel imports and shifting consumer preference in women's apparel reduced demand for domestically produced fabrics and resulted in an over-produced market. In addition, apparel manufacturers substituted lower cost imported polyester fabrics for acetate-rich fabrics. Sales of fabric constructed primarily of spun yarns exceeded expectations for Fiscal 1998 increasing from $68.4 million in Fiscal 1997 to $72.8 million in Fiscal 1998. The Company is continuing to develop new fabric construction and styles in an effort to improve sales and profitability of its product mix.

Operating profit in Fiscal 1998 for the apparel fabrics group decreased $7.0 million from pro forma operating profit of $9.3 million in Fiscal 1997 to operating profit of $2.3 million in Fiscal 1998. Fiscal 1998 included charges of approximately $4.4 million for certain restructuring costs and writedown of certain long-lived assets. Excluding the effects of such charges, operating profit decreased $2.6 million principally due to the lower sales volume, lower unit prices and the effects of production curtailment to manage inventory levels.

As a result of the Company's assessment of the market conditions for apparel products constructed primarily of filament yarns, management concluded, subsequent to October 31, 1998, that its Angle Plant located in Rocky Mount, Virginia, should be closed. The plant was primarily engaged in the manufacture and sale of apparel fabric constructed of filament yarns. The results of operations for Fiscal 1998 includes a charge for writedown of certain long-lived assets of approximately $2.7 million related principally to the loss on impairment of the plant in accordance with Statement of Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company expects to complete the plant closing by the end of its Fiscal 1999 third quarter and expects that the plant closure will result in improved earnings and cash flow from operations in the future. The Company estimates that approximately $1.4 million in plant closing costs will be incurred in Fiscal 1999 relating primarily to employee severance and plant run-out costs.

Additionally, in Fiscal 1998, the Company implemented cost reduction measures which included, among other things, personnel reduction and the idling of certain manufacturing equipment. The results of operations in Fiscal 1998 includes charges for writedown of certain long-lived assets of approximately $1.7 million for asset impairment and restructuring costs of approximately $0.7 million for employee severance costs.

Net sales in Fiscal 1998 in the home fashions textiles segment, which includes woven drapery fabrics and yarns for the home furnishings industry, decreased $6.7 million from $35.4 million in Fiscal 1997 to $28.7 million in Fiscal 1998. This segment suffered from major changes by prominent retailers and shifting consumer preferences. As a result, the Company's market position deteriorated from the prior year leading to lower unit demand and generally weaker selling prices and margins.

Operating profit in Fiscal 1998 for the home fashion textiles segment decreased to an operating loss of $7.7 million from a pro forma operating profit of $3.0 million in Fiscal 1997. Fiscal 1998 included charges of approximately $7.2 million related to a loss on impairment of certain long-lived assets. Excluding the effects of such charges, operating profit decreased $3.5 million due to lower demand, weaker margins and the impact of lower production.

Pursuant to the terms of an Asset Purchase Agreement dated as of January 11, 1999, as amended, between JPS Converter and Industrial Corp., a wholly-owned subsidiary of JPS, and Belding Hausman Incorporated, JPS Converter and Industrial Corp. agreed to sell substantially all of the assets of its Boger City Plant located in Lincolnton, North Carolina. This plant is primarily engaged in the manufacture and sale of home fashion textiles and accounted for sales of approximately $33.6 million, $30.9 million and $22.8 million in Fiscal 1996, 1997 and 1998, respectively. The consideration for the sale will consist of approximately $7.9 million in cash, subject to a post-closing adjustment based upon the amount of inventories transferred. The cash proceeds will be used by the Company to reduce outstanding borrowings under its Revolving Credit Facility and an equipment loan. In accordance with SFAS No. 121, the results of operations for Fiscal 1998 includes a charge for writedown of certain long-lived assets of approximately $7.2 million for the excess of the carrying value of the plant over its fair value based on the estimated proceeds from the sale.

Indirect corporate expenses increased $6.9 million from $5.7 million (pro forma) in Fiscal 1997 to $12.6 million in Fiscal 1998. In accordance with SFAS No. 121, a portion of the excess reorganization costs arising from the 1997 financial restructuring was allocated to the assets of the plant being sold and the plant being closed as discussed above. The carrying amount of such allocated excess reorganization costs of $6.9 million was charged to operations in Fiscal 1998.

Reorganization-related fees and expenses incurred in Fiscal 1997 totaled $8.4 million. Such fees and expenses, which represent fees and expenses of the Company's financial advisor, legal counsel and other professionals associated with the Company's 1997 financial restructuring and the financial advisor and legal counsel for the holders of a substantial majority of the Company's old outstanding bonds, have been excluded from the Fiscal 1997 pro forma financial statements. No such expenses were incurred in Fiscal 1998.

Because of Gulistan's recurring losses during Fiscal 1997, the Company sold its debt and equity securities of Gulistan Holdings consisting of a $10 million Promissory Note due in November 2001, $5 million of preferred stocks redeemable in November 2005 and warrants to purchase up to 25% of the common stock of Gulistan Holdings. Proceeds from the sale were $2 million. The writedown of the carrying value of the Gulistan securities to $2 million was reported in the period from November 3, 1996 to October 9, 1997. Such writedown, which totaled $5.1 million in Fiscal 1997, has been excluded from the Fiscal 1997 pro forma financial statements.

As a result of the application of fresh start accounting as required by Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", a gain on early extinguishment of debt of approximately $100.2 million and reorganization items of approximately $13.1 million were recorded as of the Effective Date. The reorganization items include professional fees and expenses of approximately $8.4 million (discussed above) and fair value adjustments of approximately $4.7 million. These items have been excluded from the Fiscal 1997 pro forma financial information.

Interest income and expense in Fiscal 1998 are consistent with the pro forma Fiscal 1997 amounts.

FISCAL 1997 (PRO FORMA) COMPARED TO FISCAL 1996 (PRO FORMA)

Consolidated net sales declined $30.4 million, or 6.8%, from $448.8 million in Fiscal 1996 to $418.4 million in Fiscal 1997. Pro forma operating profit (loss) increased $39.8 million from a pro forma operating loss of $12.1 million in Fiscal 1996 to a pro forma operating profit of $27.7 million in Fiscal 1997. Fiscal 1996 results included charges for plant closing, loss on sale of certain operations, and writedown of certain long-lived assets which totaled $30 million. Excluding such charges for comparative purposes, pro forma operating profit in Fiscal 1996 was $17.9 million. All segments reported improved earnings in Fiscal 1997 compared to Fiscal 1996.

Net sales in Fiscal 1997 in the industrial products segment increased $4.3 million, or 2.2%, to $197.3 million from $193.0 million in Fiscal 1996. Net sales in Fiscal 1996 included $4.0 million of industrial elastic sales. The Company sold its rubber products business, which produced these elastic products, in September 1996 and therefore Fiscal 1997 includes no industrial elastic sales.

Sales of fiberglass products increased $5.0 million in Fiscal 1997 primarily as a result of the continued growth in demand for fabrics used in the manufacture of electrical circuit boards. The Company expanded and enhanced its productive capacity and invested in additional machinery and equipment in order to satisfy customer demand and improve product quality. Sales of roofing membrane increased $1.4 million from Fiscal 1996. The Company's "Hi-Tuff/EP" line of roofing products increased in sales as a result of the membrane's competitive price and outstanding performance characteristics. Sales of urethane products increased $3.7 million from Fiscal 1996 primarily as a result of stronger demand for certain of the Company's products used in the manufacture of athletic footwear. The Company was successful in developing a variety of urethane film and sheet products for specific customer requirements. Sales of cotton industrial products increased $3.7 million from Fiscal 1996 due to improved unit volumes and selling prices. Sales of other industrial products declined $5.5 million primarily as a result of the exit of certain low margin products and redirecting such weaving capacity toward more profitable goods.

Pro forma operating profit in Fiscal 1997 for the industrial products segment increased by $12.5 million from $8.8 million in Fiscal 1996 to $21.2 million in Fiscal 1997. Included in the Fiscal 1996 pro forma operating profit are charges of approximately $9.6 million for writedown of certain long-lived assets and loss on sale of operations. Adjusting for such charges, pro forma operating profit in Fiscal 1997 increased by $2.8 million (15.2%) from Fiscal 1996. The increases in sales as described above, and the exit of certain low margin product lines, combined with improved operating efficiencies, increased pro forma operating income in Fiscal 1997.

Net sales in Fiscal 1997 in the apparel fabrics segment declined $36.1 million (16.3%) from $221.8 million in Fiscal 1996 to $185.7 million in Fiscal 1997. Much of this decline in net sales was expected as a result of the Company's actions in Fiscal 1996 to exit certain product lines which included plant closings and asset sales. Net sales in Fiscal 1996 included $12.8 million of apparel elastics sales. As discussed below, the Company sold its rubber products business, which produced these elastic products, in September 1996. Apparel fabric sales declined $20.5 million in Fiscal 1997 primarily as a result of the Company's decision in Fiscal 1996 to close one of its facilities in Greenville, South Carolina and cease production of certain commodity-type apparel fabrics which, due to competitive pressures from abroad, carried very weak margins.

Pro forma operating profit (loss) in Fiscal 1997 for the apparel fabrics segment increased by $24.4 million from a $15.1 million pro forma loss to a pro forma operating profit of $9.3 million. Fiscal 1996 included charges of approximately $20.4 million for plant closing and loss on sale of certain operations. Pro forma operating profit before such charges increased by $4.0 million from $5.3 million in Fiscal 1996 to $9.3 million in Fiscal 1997. The improvement is the result of several factors. Fiscal 1997 results were not adversely affected by the negative operating margins associated with the product lines exited during Fiscal 1996. In addition, manufacturing efficiency and productivity improved as a result of certain capital projects completed during Fiscal 1997.

Net sales in Fiscal 1997 in the home fashion textiles segment, increased $1.4 million (4.1%) to $35.4 million in Fiscal 1997 from $34.0 million in Fiscal 1996 primarily as a result of new product development and styling which resulted in higher unit volumes and selling prices.

Pro forma operating profit in Fiscal 1997 for the home fashion textiles segment increased $1.2 million (67%) to $3.0 million from $1.8 million in Fiscal 1996. The aforementioned volume and product mix enhancements were the primary causes for improved operating results. Substantially all of such improvement in pro forma operating increase occurred during the first half of Fiscal 1997.

Indirect corporate expenses (pro forma) declined by $1.9 million from $7.6 million in Fiscal 1996 to $5.7 million in Fiscal 1997. Fiscal 1996 pro forma expenses included a $1.1 million charge resulting from an early retirement offer extended to certain salaried employees. Fiscal 1996 also included an expense of $1.0 million for management services provided by a former shareholder pursuant to a management services agreement. Pursuant to the Plan of Reorganization on the Effective Date, such agreement was canceled and rejected and claims for rejection damages were waived. Accordingly, no such expense was incurred in Fiscal 1997. Offsetting such decreases were slightly higher employee compensation costs and insurance costs.

Reorganization-related fees and expenses incurred in Fiscal 1997 totaled $8.4 million. These fees and expenses totaled $2.3 million in Fiscal 1996. The writedown of the carrying value of the Gulistan securities totaled $4.2 million in Fiscal 1996 and $5.1 million in Fiscal 1997 and has been excluded from the pro forma financial statements.

Pro forma interest income and expense in Fiscal 1997 were consistent with the pro forma amounts in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement, (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount (currently $52,000,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. On October 30, 1998, the Credit Agreement was amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees and (iii) provide additional reduction of the fixed asset portion of the Borrowing Base. As of October 31, 1998, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and .25% for Base Rate borrowings). The weighted average interest rate at October 31, 1998 is approximately 6.9%. The Company pays a fee of .25% per annum if a specified fixed charge coverage ratio is satisfied and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of October 31, 1998, unused and outstanding letters of credit totaled $1,526,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At October 31, 1998, the Company had approximately $38.3 million available for borrowing under the Revolving Credit Facility.

Net cash provided by operations increased by approximately $16.5 million in Fiscal 1998 compared to the combined periods from November 3, 1996 to October 9, 1997 and October 10, 1997 to November 1, 1997 (Fiscal 1997) primarily due to the fact that Fiscal 1997 included payment of $14.0 million to holders of the 10.85% Notes and 10.25% Notes and certain interest payments associated with the Old Debt Securities. Working capital at October 31, 1998 was approximately $90.8 million compared to $82.1 million at November 1, 1997, principally due to the estimated proceeds from the plant sale discussed above. Accounts receivable decreased by approximately $11.6 million at October 31, 1998 compared to November 1, 1997 due principally to a decrease in sales in Fiscal 1998 and the timing of customer receipts. Inventories increased by approximately $9.8 million in Fiscal 1998 as a result of the lower sales volume. Accounts payable and accrued expenses decreased approximately $4.2 million in Fiscal 1998 principally due to lower operating activity in the later part of the year.

The principal use of cash in Fiscal 1998 was for property, plant and equipment expenditures of $22.4 million for upgrade and capacity improvements for the Company's manufacturing operations. As of October 31 1998, the Company had commitments of $1.1 for capital expenditures. The Company anticipates making capital expenditures in Fiscal 1999 of approximately $8.2 million and expects such amounts to be funded by cash from operations, bank and other equipment financing sources.

On August 31, 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34 million in principal amount of JPS Capital's Contingent Notes.

In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total cost of assets under lease at October 31, 1998 was approximately $3.5 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market value at the end of the lease term.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan for at least the next twelve months.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products; however, market conditions sometimes preclude this practice.

For the fiscal year ending October 31, 1998 the Company recorded a tax expense of $1.4 million. A tax expense was recorded even though the Company had current year losses. This expense was due to the nondeductibility of certain expenses for tax purposes and the recording of an additional valuation allowance on the Company's deferred tax assets. The nondeductible items consist primarily of reorganization value in excess of amounts allocable to identifiable assets. The additional valuation allowance was provided based on management's assessment of the ability to recognize the net deferred tax assets. See Note 9 to the Consolidated Financial Statements for additional information.

For the period from October 10, 1997 to November 1, 1997, the Company recorded a tax expense of $2.0 million. The tax expense for the period ending November 1, 1997 includes the utilization of a portion of the deferred tax asset, described below, which was recorded as of the Effective Date of the Plan of Reorganization of the Company. The effective tax rate exceeds the statutory federal income tax rate due to the impact of items not deductible for federal income tax purposes and because of state income taxes.

The Company recorded a tax benefit for the period ending October 9, 1997 of approximately $8.8 million. This consists of a benefit from the implementation of the Plan of Reorganization net of state taxes on subsidiary operations that could not be offset by operating loss carryovers or current year losses of JPS or its subsidiaries. The benefit arose as consummation of the Plan of Reorganization substantially deleveraged JPS. Accordingly, the reserve established against the deferred tax assets that was required due to the operating history was significantly reduced. However, the deferred tax asset attributable to the net operating loss carryforwards was also reduced as a result of the reduction in net operating loss carryforwards that is required for reorganizations such as that provided in the Plan of Reorganization. The reduction in reserves and reduction in deferred tax liabilities exceeded the reduction in the gross deferred tax asset by a net amount of $9.7 million thus resulting in a deferred tax benefit. The recording of the tax benefit and the net deferred tax asset reflects the Company's determination that it is more likely than not that these deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of deferred tax liabilities or operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets. In addition, the Company evaluates the valuation allowance on quarterly basis to determine whether or not adjustment is required. There was no adjustment to the valuation allowance for the period ending November 1, 1997.

The Internal Revenue Code (the "Code") provides that there are no taxes payable on gains such as the extraordinary gain on early extinguishment of debt that was realized on the reorganization of the Company in the period from November 3, 1996 to October 9, 1997. However, the Company was required under provisions of the Code to reduce certain net operating loss carryforwards and certain other tax attributes as a result of such gain. Beginning net operating loss carryovers were reduced by approximately $64 million. In addition, alternative minimum tax credit carryovers were reduced by approximately $0.7 million. As a result of valuation allowances on these assets, there was no tax expense attributable to such reductions. In addition to attribute reduction, any remaining net operating loss carryforwards and certain other tax attributes are subject to the limitations imposed by Section 382 of the Code. The effect of these limitations was to limit the utilization of the approximately $28 million in remaining net operating loss carryovers and certain other attributes to an annual amount of approximately $6.6 million (subject to certain adjustments).

The Company recorded a net $0.3 million income tax benefit on continuing operations in Fiscal 1996. The Company had a $0.5 million deferred state tax benefit from the charge for the plant closing and writedown of certain long-lived assets. While no tax expense resulted from applying the statutory tax rate to the loss before income taxes, the Company was not able to fully offset subsidiary income in all tax jurisdictions with net operating losses of the Company or other subsidiaries or operating loss carryovers. As a result, a $0.2 million provision for state income taxes was required in Fiscal 1996.

During Fiscal 1994, the Company utilized approximately $141 million of net operating loss carryforwards to offset the gain on sale of the automotive assets. Income tax expense incident to the sale was reduced by approximately $49 million as a result of such utilization. Federal alternative minimum and state taxes of approximately $2.8 million were recognized as a result of the sale. Although the Company believed use of its net operating loss carryforwards to offset the gain on the automotive assets would more likely than not be sustained under existing tax laws, uncertainty existed primarily due to the fact that applicable regulations under Section 382 of the Code had not been issued. Therefore, in accordance with provisions of the indentures governing the Old Debt Securities, the Company set aside, in a special-purpose subsidiary, a portion ($39.5 million) of the net proceeds from the sale of the automotive assets to satisfy, if necessary, these possible contingent tax liabilities. As of November 1, 1997 and November 2, 1996, the aggregate fair value of the investments was approximately $34.6 million and $46.2 million, respectively. Under the terms of the Plan of Reorganization, the holders of the 10.25% and 10.85% Notes received $14 million in cash from these investments and Contingent Notes with an aggregate principal amount of $34 million payable from these investments upon the occurrence of certain events. The respective amounts of the cash distribution and the initial principal amount of the Contingent Notes were determined based on the assumptions used to determine the original amount set aside for contingent tax liabilities related to the 1994 sale of the Company's automotive business with adjustments for certain events arising subsequent to the sale and such original determination. A current liability in an amount equal to the approximate aggregate fair value of invested funds was recorded in the Company's Consolidated Balance Sheet as of November 1, 1997. In accordance with the indenture for the Contingent Notes, during 1998 a determination was made that the Maturity Date (as defined in the indenture) would occur on August 31, 1998. Funds in the amount of $35,536,460 were placed with the paying agent on or before August 28, 1998. On August 31, 1998 the Contingent Notes were no longer deemed outstanding and all rights with respect to such notes ceased, other than the right of the holders thereof to receive the principal amount and accrued interest (as defined) payable under each Contingent Note held by them.

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

YEAR 2000 COMPLIANCE

Description of Year 2000 Issue

As a result of the existence of computer programs and chips embedded in process control equipment that use two digits rather than four to define the applicable year, a concern commonly known as "Year 2000" has arisen globally. Computer programs and equipment having time-sensitive software or imbedded processors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, such as production shutdowns, or a temporary inability to process transactions, send invoices or engage in similar normal business activities. Mission-critical applications which could be impacted include purchasing and inventory management, production control, general ledger accounting, billing, payroll and disbursements.

The Company's Plan

In Fiscal 1997, the Company conducted a comprehensive review of its computer systems to identify those systems that could be affected by the Year 2000 issue. The Company has developed and is currently implementing its plan to address the Year 2000 issue. Task teams led by senior executives identified six project phases including (i) inventory of systems and process exposure, (ii) risk assessment and prioritization, (iii) remediation of non-compliant systems, (iv) testing and development of compliant systems, (v) maintenance once compliance is achieved and (vi) contingency planning. The Company has completed the inventory and risk assessment phases and is currently in the remediation and testing phases of the project. Remediation involves repair of existing systems and equipment, and, in some cases, complete replacement with purchased systems and equipment that are Year 2000 compliant. Replaced and modified systems are subjected to rigorous testing in a non-production environment in parallel with production data and, once deployed, are continually monitored for compliance. Activities to maintain such compliance include monitoring of reprogrammed systems once back in production, audits of critical systems, vendor compliance certifications and testing of contingency plans. Management has also reviewed production equipment used in its operations and has performed a written survey of its equipment vendors to certify that the systems imbedded in sophisticated production equipment are Year 2000 compliant. In addition, all new equipment purchases are screened for Year 2000 compliance. The Company expects that the remediation phase will be substantially completed by the end of August 1999. However, testing and maintenance will continue throughout 1999.

The Company has prepared and mailed letters to vendors and service providers to discern their Year 2000 compliance status and testing procedures. Most of these vendors and service providers supply raw materials and equipment to the Company. The majority of responses have been received and no negative responses have been received. However, many of the responses will require additional follow-up which is to be completed by September 1999.

The Company is in the initial steps of developing contingency plans for its mission-critical applications. The contingency plans will address (i) the development of a contingency planning framework, including common approaches and criteria, (ii) clear assignment of accountability for executing the contingency planning framework, (iii) monitoring of results and (iv) testing and validation. It is anticipated the contingency plans will enable the business to continue in the event there are any system interruptions.

Costs Associated with Year 2000 Compliance

The incremental cost of addressing the Year 2000 issue will be substantially absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company, however, retains contract programmers to work on discrete projects and will continue this practice into the foreseeable future. The incremental cost of addressing the Year 2000 issue is estimated at $210,000 with $69,000 having been spent as of October 31, 1998. Most of these expenditures have been for remediation or replacement of existing systems. Management believes that the cost of Year 2000 modifications will not have a material effect on results of operations. The estimated cost of the Year 2000 project and the dates on which the Company believes it will be completed are based on management's best estimate. There can be no assurances that these estimates will not change. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

Risks Presented by Year 2000 Issues

There can be no assurance given that any or all of the Company's systems are or will be Year 2000 compliant. A failure by the Company to resolve a material Year 2000 issue could result in an interruption in, or failure of, normal business operations and could materially and adversely affect the Company's financial condition. In addition, due to the uncertainties inherent in the Year 2000 problem, the Company cannot insure that its most important vendors, customers and service providers will be Year 2000 compliant on time. The failure of critical third parties to timely correct their Year 2000 problems could materially and adversely affect the Company's operations and financial condition, even resulting in an interruption in normal business operations if a critical supplier is unable to meet commitments in a timely manner. However, as a result of the activities described above, and assuming the remaining project phases are completed in satisfactory manner, management believes that the Year 2000 issue will not pose significant operational problems for the Company's computer or process systems.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 provides for the disclosure of comprehensive income and its components with the same prominence as net income, in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. This statement will require additional disclosure but will not have a material impact on the Company's financial position, results of operations or cash flows. The adoption of SFAS No. 130 is effective for the Company in Fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the enterprise for which such information is available and is utilized by the chief operating decision maker in allocating resources and assessing performance. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company at the Fiscal 1999 year end, unless adopted earlier. Management of the Company has not yet evaluated the effects of this change on its reporting segments.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106." SFAS No. 132 revises disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans and therefore will not have a significant impact on the Company's financial position, results of operations or cash flows. SFAS No. 132 is effective for the Company in Fiscal 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company in Fiscal 2000. Management of the Company has not yet evaluated the effects of this statement on the Company's financial position, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. SOP 98-1 will be effective for the Company in Fiscal 1999. Management of the Company has not yet evaluated the effects of this statement on the Company's financial position, results of operations and cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of October 31, 1998, approximately $94.1 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

Commodity price risk. A portion of the Company's raw materials are staple goods that are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company's ability to produce certain products. The Company has established long-term relationships with key suppliers and may enter into purchase contracts or commitments of one year or less for certain raw materials. Such agreements generally include a pricing schedule for the period covered by the contract or commitment. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in its product pricing or other strategies, would not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

JPS Textile Group, Inc.:

We have audited the accompanying consolidated balance sheets of JPS Textile Group, Inc. and subsidiaries (the "Company") as of October 31, 1998 and November 1, 1997, and the related consolidated statements of operations, shareholders' equity and of cash flows for the year ended October 31, 1998 and for the period from October 10, 1997 to November 1, 1997 (Reorganized Company consolidated operations), and the consolidated statements of operations, senior redeemable preferred stock and shareholders' equity (deficit) and of cash flows for the period from November 3, 1996 to October 9, 1997 and the year ended November 2, 1996 (Predecessor Company consolidated operations). Our audits also included the financial statement schedule listed in the index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on September 9, 1997, the Bankruptcy Court entered an order confirming the Company's plan of reorganization, which became effective after the close of business on October 9, 1997. The accompanying consolidated financial statements subsequent to October 9, 1997 were prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code". Accordingly, the Reorganized Company is a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1998 and November 1, 1997, and the results of its operations and its cash flows for the year ended October 31, 1998 and the period from October 10, 1997 to November 1, 1997 (Reorganized Company) and for the period from November 3, 1996 to October 9, 1997 and the year ended November 2, 1996 (Predecessor Company) in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 1, 1999

JPS TEXTILE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                            November 1,   October 31,
                                                               1997          1998
                                                            -----------   -----------
ASSETS (Note 7)

CURRENT ASSETS:
    Cash                                                     $  3,888      $  1,549
    Accounts receivable, less allowance of $1,053
       in 1997 and $1,565 in 1998                              79,569        67,949
    Inventories (Notes 2 and 5)                                44,770        51,542
    Prepaid expenses and other (Notes 5 and 6)                 37,085         4,101
    Net assets held for sale (Note 4)                              --         9,652
                                                             --------      --------
          Total current assets                                165,312       134,793

PROPERTY, PLANT AND EQUIPMENT, net                            104,554        98,456
    (Notes 2 and 5)

REORGANIZATION VALUE IN EXCESS
    OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
    ASSETS, less accumulated amortization of
    $164 in 1997 and $2,438 in 1998 (Notes 1, 2, and 4)        45,690        36,532

OTHER ASSETS (Note 5)                                           6,825         3,141
                                                             --------      --------



          Total assets                                       $322,381      $272,922
                                                             ========      ========

                                                                   November 1,  October 31,
                                                                      1997          1998
                                                                   -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $ 24,353      $  22,158
    Accrued interest                                                    421          1,055
    Accrued salaries, benefits and withholdings
       (Note 10)                                                      9,148          8,447
    Other accrued expenses (Notes 5 and 10)                          13,182         11,257
    Current portion of long-term debt (Note 7)                       36,076          1,047
                                                                   --------      ---------
       Total current liabilities                                     83,180         43,964

LONG-TERM DEBT (Note 7)                                              94,891         99,089

OTHER LONG-TERM LIABILITIES
    (Notes 5, 10 and 11)                                             18,263         20,341
                                                                   --------      ---------

       Total liabilities                                            196,334        163,394
                                                                   --------      ---------

COMMITMENTS AND CONTINGENCIES
    (Notes 7 and 10)

SHAREHOLDERS' EQUITY (Note 8):
    Common stock                                                        100            100
    Additional paid-in capital                                      123,230        123,230
    Additional minimum pension liability adjustment (Note 11)            --         (5,855)
    Retained earnings (deficit)                                       2,717         (7,947)
                                                                   --------      ---------
       Total shareholders' equity                                   126,047        109,528
                                                                   --------      ---------

       Total liabilities and shareholders' equity                  $322,381      $ 272,922
                                                                   ========      =========


See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)

                                                  Predecessor Company                 Reorganized Company
                                          ----------------------------------  | ----------------------------------
                                          Fiscal Year                         |                       Fiscal Year
                                             Ended            Period from     |    Period from           Ended
                                          November 2,      November 3, 1996   |  October 10, 1997      October 31,
                                             1996         to October 9, 1997  | to November 1, 1997       1998
                                          -----------     ------------------  | -------------------   ------------
                                                                              |
Net sales                                  $ 448,824           $ 379,643      |      $ 38,728           $ 389,218
Cost of sales                                397,804             327,667      |        31,058             331,473
                                           ---------           ---------      |      --------           ---------
Gross profit                                  51,020              51,976      |         7,670              57,745
Selling, general and administrative                                           |
   expenses (Note 10)                         40,579              37,146      |         2,466              40,190
Other income (expense), net (Note 10)         (2,498)               (622)     |            11                 (54)
Charges for plant closing, loss                                               |
   on sale of certain operations,                                             |
   writedown of certain long-lived                                            |
   assets and restructuring                                                   |
   costs (Notes 2 and 4)                     (30,028)                574      |            --             (19,245)
                                           ---------           ---------      |      --------           ---------
Operating profit (loss)                      (22,085)             14,782      |         5,215              (1,744)
Valuation allowance on Gulistan                                               |
   securities (Note 3)                        (4,242)             (5,070)     |            --                  --
Interest income                                2,856               2,744      |            93               1,038
Interest expense (Note 7)                    (40,510)            (32,164)     |          (584)             (8,592)
                                           ---------           ---------      |      --------           ---------
Income (loss) before reorganization                                           |
   items, income taxes, discontinued                                          |
   operations and extraordinary items        (63,981)            (19,708)     |         4,724              (9,298)
Reorganization items (Note 1):                                                |
   Fair-value adjustments                         --              (4,651)     |            --                  --
   Professional fees and expenses             (2,255)             (8,420)     |            --                  --
                                           ---------           ---------      |      --------           ---------
Income (loss) before income taxes,                                            |
   discontinued operations and                                                |
   extraordinary items                       (66,236)            (32,779)     |         4,724              (9,298)
Provision (benefit) for income                                                |
   taxes (Note 9)                               (300)             (8,822)     |         2,007               1,366
                                           ---------           ---------      |      --------           ---------
Income (loss) before discontinued                                             |
   operations and extraordinary                                               |
   items                                     (65,936)            (23,957)     |         2,717             (10,664)
Loss on sale of discontinued                                                  |
   operations, $0 taxes (Note 3)              (1,500)                 --      |            --                  --
                                           ---------           ---------      |      --------           ---------
Income (loss) before extraordinary                                            |
   items                                     (67,436)            (23,957)     |         2,717             (10,664)

                                          Predecessor Company                Reorganized Company
                                 --------------------------------- | -------------------------------------
                                 Fiscal Year                       |                          Fiscal Year
                                    Ended          Period from     |     Period from             Ended
                                 November 2,     November 3, 1996  |  October  10, 1997       October 31,
                                    1996        to October 9, 1997 | to November 1, 1997          1998
                                 -----------    ------------------ | -------------------     -------------
                                                                   |
                                                                   |
Extraordinary gain on early                                        |
   extinguishment of debt,                                         |
   $0 taxes (Notes 1 and 7)               --          100,235      |             --                    --
                                 -----------       ----------      |    -----------          ------------
Net income (loss)                    (67,436)          76,278      |          2,717               (10,664)
                                                                   |
Senior redeemable preferred                                        |
   stock in-kind dividends                                         |
   and discount accretion              4,505            3,827      |             --                    --
                                 -----------       ----------      |    -----------          ------------
Income (loss) applicable to                                        |
   common stock                  $   (71,941)      $   72,451      |    $     2,717          $    (10,664)
                                 ===========       ==========      |    ===========          ============
Weighted average number                                            |
   of common shares                                                |
   outstanding (A)                 1,000,000        1,000,000      |     10,000,000            10,000,000
                                 ===========       ==========      |    ===========          ============
Basic and diluted earnings                                         |
   (loss) per common                                               |
   share (A):                                                      |
   Income (loss) before                                            |
   discontinued operations                                         |
   and extraordinary items       $    (70.44)      $   (27.79)     |    $      0.27          $      (1.07)
   Net loss on sale of dis-                                        |
      continued operations             (1.50)              --      |             --                    --
   Extraordinary gain                     --           100.24      |             --                    --
                                 ------------      ----------      |    -----------          ------------
Net income (loss)                $     (71.94)     $    72.45      |    $      0.27          $      (1.07)
                                 ============      ==========      |    ===========          ============

(A) In accordance with the provisions of Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"') "Earning Per Share", the presentation of earnings per share data for all periods presented has been restated to conform to SFAS no. 128.

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF SENIOR REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands)

                                                                          Shareholders' Equity (Deficit)
                                                         -----------------------------------------------------------------
                                           Senior                                Additional
                                          Redeemable                  Junior       Minimum        Additional     Retained
                                          Preferred      Common      Preferred     Pension          Paid-In      Earnings
                                            Stock         Stock        Stock      Liability         Capital      (Deficit)
                                          ----------     ------      ---------   -----------      ----------     ---------
Predecessor Company

Balance - October 28, 1995                $ 28,171       $    10       $ 250       $       0       $ 29,613      $ (66,918)

Net loss for 53 weeks                                                                                              (67,436)
Preferred stock-in-kind dividends
   and discount accretion                    4,505                                                   (4,505)
                                          --------       -------       -----       ---------       --------      ---------

Balance - November 2, 1996                  32,676            10         250               0         25,108       (134,354)

Net income for the period from
   November 3, 1996 to
   October 9, 1997                                                                                                  76,278
Preferred stock-in-kind dividends
   and discount accretion                    3,827                                                   (3,827)
Fresh start adjustments                    (36,503)           90        (250)                       101,949         58,076
                                          --------       -------       -----       ---------       --------      ---------

Reorganized Company

Balance - October 9, 1997                        0           100           0               0        123,230              0

Net income for the period from
   October 10, 1997 to November 1,
   1997                                                                                                              2,717
                                          --------       -------       -----       ---------       --------      ---------

Balance - November 1, 1997                       0           100           0               0        123,230          2,717

Additional minimum pension liability
   adjustment                                                                         (5,855)
Net loss for 52 weeks                                                                                              (10,664)
                                          --------       -------       -----       ---------       --------      ---------

Balance - October 31, 1998                $      0       $   100       $   0       $  (5,855)      $123,230      $  (7,947)
                                          ========       =======       =====       =========       ========      =========

See notes to consolidated financial statements.

JPS TEXTILE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                       Predecessor Company                   Reorganized Company
                                               ---------------------------------- | -----------------------------------
                                               Fiscal Year                        |    Fiscal Year
                                                  Ended           Period from     |    Period from            Ended
                                               November 2,      November 3, 1996  |  October 10, 1997       October 31,
                                                  1996         to October 9, 1997 | to November 1, 1997        1998
                                              ------------     ------------------ | -------------------     -----------
                                                                                  |
CASH FLOWS FROM                                                                   |
   OPERATING ACTIVITIES                                                           |
   Net income (loss)                           $ (67,436)          $ 76,278       |      $  2,717            $(10,664)
                                               ---------           --------       |      --------            --------
   Adjustments to reconcile net                                                   |
      income (loss) to net cash                                                   |
      provided by (used in) operating                                             |
      activities:                                                                 |
         Charges for plant closing,                                               |
            loss on sale of certain                                               |
            operations, writedown of                                              |
            certain long-lived assets and                                         |
            restructuring costs                   30,028               (574)      |            --              19,245
         Loss on sale of                                                          |
            discontinued operations                1,500                 --       |            --                  --
         Extraordinary gain on                                                    |
            early extinguishment of debt              --           (100,235)      |            --                  --
         Depreciation and amortization,                                           |
            except amounts included                                               |
            in interest expense                   22,739             17,880       |           846              12,462
         Interest accretion and debt                                              |
            issuance cost amortization            10,088              7,303       |            20                 329
         Reorganization charges                       --              5,581       |            --                  --
         Tax benefit from reduction                                               |
            of valuation allowance                    --             (9,745)      |            --                  --
        Deferred income tax                                                       |
           provision (benefit)                      (500)                --       |         1,256                (817)
       Valuation allowance on                                                     |
          Gulistan securities                      4,242              5,070       |            --                  --
       Other, net                                 (3,163)            (3,229)      |          (295)             (2,294)
       Changes in assets and liabilities:                                         |
       Accounts receivable                        10,372             10,599       |       (15,002)             11,620
       Inventories                                (2,635)            (6,920)      |         9,664              (9,884)
       Prepaid expenses and other                                                 |
          assets                                  (2,348)           (18,565)      |           816                (123)
       Accounts payable                           (3,983)             1,243       |        (1,599)             (1,419)
       Accrued expenses and other                                                 |
          liabilities                             (1,688)            15,432       |           650              (2,777)
                                               ---------           --------       |      --------            --------
      Total adjustments                           64,652            (76,160)      |        (3,644)             26,342
                                               ---------           --------       |      --------            --------
      Net cash provided by (used in)                                              |
         operating activities                     (2,784)               118       |          (927)             15,678
                                               ---------           --------       |      --------            --------

                                                       Predecessor Company                   Reorganized Company
                                                --------------------------------  |   ---------------------------------
                                                  Fiscal                          |                            Fiscal
                                                Year Ended        Period from     |      Period from         Year Ended
                                                November 2,     November 3, 1996  |    October 10, 1997      October 31,
                                                   1996        to October 9,1997  |   to November 1, 1997       1998
                                                ----------     -----------------  |   -------------------    ----------
                                                                                  |
CASH FLOWS FROM                                                                   |
   INVESTING ACTIVITIES                                                           |
       Property and equipment additions             (9,834)         (14,467)      |          (1,618)           (22,423)
       Proceeds from sale of                                                      |
          discontinued operations, net              17,077               --       |              --                 --
       Proceeds from sale of certain                                              |
                operations                           5,113              988       |              --                 --
       Proceeds from sale of long-term                                            |
                investments                             --           49,500       |              --             35,382
       Purchase of investments                          --          (33,500)      |              --                 --
                                                  --------         --------       |         -------           --------
       Net cash provided by (used in)                                             |
                investing activities                12,356            2,521       |          (1,618)            12,959
                                                  --------         --------       |         -------           --------
                                                                                  |
CASH FLOWS FROM                                                                   |
       FINANCING ACTIVITIES                                                       |
       Financing costs incurred                       (614)          (1,465)      |             (66)              (146)
       Proceeds from issuance of                                                  |
                long-term debt                          29               --       |              --                 --
       Revolving credit facility                                                  |
                borrowings (repayments), net        (6,087)           3,361       |           3,245              1,849
       Purchases and repayment of other                                           |
                long-term debt, net                 (2,792)          (2,655)      |             (86)           (32,679)
                                                  --------         --------       |         -------           --------
       Net cash provided by (used in)                                             |
                financing activities                (9,464)            (759)      |           3,093            (30,976)
                                                  --------         --------       |         -------           --------
                                                                                  |
NET INCREASE (DECREASE)                                                           |
       IN CASH                                         108            1,880       |             548             (2,339)
Cash at beginning of period                          1,352            1,460       |           3,340              3,888
                                                  --------         --------       |         -------           --------
Cash at end of period                             $  1,460         $  3,340       |         $ 3,888           $  1,549
                                                  ========         ========       |         =======           ========
                                                                                  |
SUPPLEMENTAL INFORMATION                                                          |
       ON CASH FLOWS FROM                                                         |
       CONTINUING OPERATIONS:                                                     |
       Interest paid                              $ 30,709         $  7,944       |         $    24           $  7,629
       Income taxes paid (received), net               693              (46)      |              (8)             1,044
       Non-cash financing activities:                                             |
                Capital lease obligation                --               --       |              --              3,519
                Senior redeemable preferred                                       |
                   stock dividends-in-kind           3,114               --       |              --                 --

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

         The 1988 Acquisition - JPS purchased from J.P. Stevens & Co., Inc. ("J.P. Stevens") substantially all of the property, plant and equipment, inventories, certain other assets and the business of five former divisions of J.P. Stevens (the "Predecessor Stevens Divisions") on May 9, 1988 (the "Acquisition"). The purchase was financed through long-term borrowings and the sale of preferred and common stock. The Company operates principally as a manufacturer of industrial products, apparel fabrics and home fashion textiles. These products are sold primarily to the athletic, automotive, medical, construction, electrical, filtration, recreational, composite, defense, aerospace, environmental and domestic clothing industries. As described in Notes 3 and 4, certain of the acquired businesses and operations have been subsequently sold.

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

         The 1997 Restructuring - In 1996, JPS and JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital") commenced negotiations with an unofficial committee (the "Unofficial Bondholder Committee") comprised of institutions that owned, or represented holders that beneficially owned, approximately 60% of the 10.85% Notes, the 10.25% Notes and the 7% Subordinated Debentures (the "Old Debt Securities"). On May 15, 1997, the parties reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a

         Joint Plan of Reorganization (as amended the "Plan of Reorganization") proposed by JPS and JPS Capital under the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and Old Senior Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

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

         Through the implementation of the Plan of Reorganization as of the Effective Date, JPS's most significant financial obligations were restructured: $240,091,318 in face amount of outstanding Old Debt Securities were exchanged for, among other things, $14 million in cash, 99.25% of the shares of Common Stock and approximately $34 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the "Contingent Notes"); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were canceled; warrants to purchase up to 5% of the common stock of JPS (the "New Warrants") with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS's senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements. In August 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34 million in principal amount of JPS Capital's Contingent Notes.

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

         The total reorganization value assigned to the Company's assets was determined, by independent valuation, by calculating projected cash flows before debt service requirements, for a three-year period, plus an estimated terminal value of the Company (calculated using a multiple of projected EBITDA), each discounted back to its present value using a discount rate of 10% (estimating the after-tax weighted average cost of capital). The above calculations resulted in an estimated reorganization value attributable to the common stock of approximately $123.3 million of which the Excess Reorganization Value was approximately $45.9 million. The Excess Reorganization Value is being amortized over twenty years.

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the allowance for doubtful accounts, reserve for self-insurance liabilities, and the reserve for roofing products sold under warranties, including those sold by the Predecessor Stevens Division operations (discussed in Note 10). Management determines its estimate of the allowance for doubtful accounts considering a number of factors, including historical experience, aging of the accounts and the current creditworthiness of its customers. The Company self-insures, with various insured stop-loss limitations, its workers' compensation, general liability and health claims. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience and third party claims administrator and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. Management believes that its estimates provided in the financial statements, including those for the above-described items, are reasonable and adequate. However, actual results could differ from those estimates.

         Inventories - Inventories are stated at the lower of cost or market. Cost, which includes labor, material and factory overhead, is determined on the first-in, first-out basis.

         Investments - At November 1, 1997, all debt and equity securities are classified as held-for-sale and reported at fair value as determined based on market prices or dealer quotes. In August 1998, all debt and equity securities were sold and the proceeds were used to repay all of the approximately $34 million in principal amount of the Contingent Notes plus accrued interest.

         Property, Plant and Equipment - As a result of the adoption of fresh start accounting as described in Note 1, property, plant and equipment was adjusted to estimated fair value as of October 9, 1997 and historical accumulated depreciation was eliminated. Property, plant and equipment is recorded at cost and depreciation is recorded using the straight-line method for financial reporting purposes. The estimated useful lives used in the computation of depreciation are as follows:

              Land improvements                              10 to 45 years
              Buildings and improvements                     25 to 45 years
              Machinery and equipment                         3 to 15 years
              Furniture, fixtures and other                   5 to 10 years

         Capital Leases - Assets under capital leases are amortized in accordance with the Company's normal depreciation policy and the charge to earnings is included in depreciation expense in the accompanying consolidated financial statements.

         Reorganization Value in Excess of Amounts Allocable to Identifiable Assets - Reorganization value in excess of amounts allocable to identifiable assets results from the application of "fresh start" reporting, as discussed in Note 1, which requires the Predecessor Company's unidentified intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets and is being amortized over a twenty-year period. In Fiscal 1998, the Company wrote off approximately $6.9 million of the reorganization value in excess of amounts which was allocable to identifiable assets in relation to the plant sale and plant closure discussed in Note 4.

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

         Postretirement Benefits - The Company accounts for postretirement benefits other than pensions using the principles of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service. See Note 11 for a further description of the accounting for postretirement benefits.

         Postemployment Benefits - The Company accounts for postemployment benefits using the principles of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting. See
         Note 11 for a further description of the accounting for postemployment benefits.

         Fair Value of Financial Instruments - The carrying amounts of all financial instruments approximate their estimated fair values in the accompanying Balance Sheets. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying value of debt issued pursuant to the Company's senior credit facility approximates fair value because interest rates on these instruments change with market rates. The carrying value of other debt instruments, including capital lease obligations, approximate fair value because interest rates on such debt approximates rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

         Revenue Recognition - The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request.

         Advertising Costs - The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs expensed were approximately $1,967,000 in Fiscal 1996, $1,947,000 and $122,000 in the period from
         November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997, respectively, and $1,581,000 in Fiscal 1998.

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

         Earnings Per Share - In 1997, the Financial Accounting Standards Board
         (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist primarily of stock options and warrants. In the period from October 10, 1997 to November 1, 1997 and the year ended October 31, 1998, the inclusion of additional shares assuming the exercise of stock options and warrants are antidilutive. Therefore, basic and diluted earnings per share are the same. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements.

         Cash Flows - For purposes of reporting cash flows, cash includes cash on hand and in banks. The Company has no investments that are deemed to be cash equivalents.

         Effects of Recent Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 provides for the disclosure of comprehensive income and its components, with the same prominence as net income in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. This statement will require additional disclosure but will not have a material impact on the Company's financial position, results of operations or cash flows. The adoption of SFAS No. 130 is effective for the Company in Fiscal 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the enterprise for which such information is available and is utilized by the chief operating decision maker in allocating resources and assessing performance. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company at the Fiscal 1999 year end, unless adopted earlier. Management of the Company has not yet evaluated the effects of this change on its reporting segments.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106." SFAS No. 132 revises disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans and therefore will not have a significant impact on the Company's financial position, results of operations or cash flows. SFAS No. 132 is effective for the Company in Fiscal 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company in Fiscal 2000. Management of the Company has not yet evaluated the effects of this statement on the Company's financial position, results of operations or cash flows.

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. SOP 98-1 will be effective for the Company in Fiscal 1999. Management of the Company has not yet evaluated the effects of this statement on the Company's financial position, results of operations and cash flows.

         Fiscal Year - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to October
         31. Fiscal 1996 had fifty-three weeks. The 1997 fiscal year consisted of fifty-two weeks including the period from November 3, 1996 to October 9, 1997 (Predecessor Company) and the period from October 10, 1997 to November 1, 1997 (Reorganized Company). Fiscal 1998 had fifty-two weeks.

         Reclassifications - Certain Fiscal 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

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

         The consideration for the sale of the Carpet Business consisted of approximately $22.5 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on November 16, 1995, and other debt and equity securities of Gulistan as follows: a $10 million Promissory Note due in November 2001, $5 million of preferred stock redeemable in November 2005, and warrants to purchase 25% of the common stock of Gulistan. Based on an independent valuation at the asset transfer date, the Company determined the fair value of these debt and equity securities to be approximately $11.3 million. In addition, certain post-closing adjustments, which resulted in a loss of $1.5 million, were recognized in Fiscal 1996 on the sale of discontinued operations.

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

         Automotive Businesses - On June 28, 1994, the Company sold the business and assets of JPS Auto, Inc. ("Auto") and the synthetic industrial fabrics division of JPS Converter and Industrial Corp., a wholly owned subsidiary of JPS ("C&I"), and JPS' investment in common stock of Cramerton Automotive Products, L.P. (an 80% owned joint venture) for approximately $283 million.

4. SALE OF CERTAIN OPERATIONS, PLANT CLOSING, WRITEDOWN OF CERTAIN LONG-LIVED ASSETS AND RESTRUCTURING COSTS

         Pursuant to an Asset Purchase Agreement dated September 30, 1996 between JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of the Company, and Elastomer Technologies Group, Inc. ("Elastomer") and a Receivables Purchase Agreement dated September 30, 1996 between Elastomerics and the Bank of New York Commercial Corporation, Elastomerics sold substantially all the assets of its rubber products division, a business engaged in the manufacture and sale of natural and synthetic elastic for use in apparel products, diaper products and specialty industrial applications (the "Rubber Products Business"). The Rubber Products Business had accounted for sales of $16.8 million in Fiscal 1996 (eleven months). Under the terms of the agreement, Elastomer agreed to assume substantially all the liabilities and obligations associated with the Rubber Products Business. The Company and its subsidiaries agreed not to compete directly or indirectly with the business that was sold for a period of two years. The consideration for the Rubber Products Business consisted of approximately $5.1 million in cash, subject to certain post-closing adjustments based on the audited amount of working capital transferred on the closing date, and resulted in a loss of approximately $7.7 million. This loss on sale was charged to operations in Fiscal 1996. The net proceeds from the sale, after fees and expenses, was approximately $4.8 million and was used to reduce the Company's outstanding indebtedness. In April 1997, the Company paid $0.3 million to Elastomer as final settlement for certain post-closing adjustments based on the audited amount of net assets transferred.

         On August 28, 1996, the Company implemented a plan to close its Dunean plant in Greenville, South Carolina, as a result of management's determination that a permanent decline in the Company's spun apparel business had occurred. This plant had been operating on a reduced schedule due to poor market conditions and financial projections indicated it would continue to do so. As a result of the plant closing, the accompanying Consolidated Statement of Operations includes a "charge for plant closing" of approximately $14.2 million for Fiscal 1996 related principally to the estimated loss on the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and employee severance costs. The plant closing was completed on October 28, 1996 and the plant was sold on August 14, 1997 for approximately $1.2 million in cash.

         Also in 1996, in connection with the Company's review of present and expected conditions in the markets it serves, management determined that its plant in Kingsport, Tennessee, which manufactures cotton fabrics, was impaired under the criteria of SFAS No. 121 because expected future cash flows from the operation of the plant were less than the carrying value of the plant assets. The accompanying Consolidated Statement of Operations for Fiscal 1996 includes a "writedown of certain long-lived assets" of $8.1 million for the excess of the carrying value of the plant over its estimated fair value. Estimated fair value was determined based on an independent appraisal of the plant's property, plant and equipment.

         Pursuant to an Asset Purchase Agreement dated as of January 11, 1999, as amended, between C&I and Belding Hausman Incorporated, C&I agreed to sell substantially all the assets of its Boger City Plant located in Lincolnton, North Carolina. This plant is primarily engaged in the manufacture and sale of home fashion textiles and accounted for sales of approximately $33.6 million, $30.9 million and $22.8 million in Fiscal 1996, 1997 and 1998, respectively. The consideration for the sale will consist of approximately $7.9 million in cash, subject to a post-closing adjustment based upon the amount of inventories transferred. The cash proceeds will be used by the Company to reduce outstanding borrowings under its credit facility and certain equipment loans. In accordance with SFAS No. 121, the accompanying Fiscal 1998 Consolidated Statement of Operations includes a "charge for writedown of certain long-lived assets" of approximately $12.5 million representing the loss on impairment of assets (approximately $7.2 million) for the excess of the carrying value of the plant over its net realizable value and the writeoff of approximately $5.3 million of related reorganization value in excess of amounts allocable to identifiable assets. This transaction is expected to close early in the Company's second fiscal quarter of Fiscal 1999.

         On February 10, 1999, the Company announced that it would close its Angle Plant located in Rocky Mount, Virginia, as a result of the Company's assessment of the market conditions for apparel products constructed primarily of filament yarns. As a result of this decision, the accompanying Fiscal 1998 Consolidated Statement of Operations includes a "charge for writedown of certain long-lived assets" of approximately $4.3 million representing the loss on impairment of assets (approximately $2.7 million) for the excess of the carrying value of the plant over its estimated net realizable value (as determined by independent appraisal or quoted prices from used equipment dealers) and the writeoff of approximately $1.6 million of related reorganization value in excess of amounts allocable to identifiable assets in accordance with SFAS No. 121. This plant closing is expected to be completed by the end of the Company's Fiscal 1999 third fiscal quarter. The Company expects to incur approximately $1.4 million in plant closing costs in Fiscal 1999 related principally to employee severance and plant run-out costs.

         In Fiscal 1998, the Company implemented certain cost reduction measures which included personnel reductions and the idling of certain manufacturing equipment. The accompanying Fiscal 1998 Consolidated Statement of Operations includes a "charge for writedown of certain long-lived assets" of approximately $1.7 million for the impairment of idled assets and a "charge for restructuring costs" of approximately $0.7 million related to employee severance costs.

5.       BALANCE SHEET COMPONENTS

         The components of certain balance sheet accounts are (in thousands):


                                                                             November 1,     October 31,
                                                                                1997            1998
                                                                             ----------      ----------
         Inventories:
           Raw materials and supplies                                        $  12,508       $  10,382
           Work-in-process                                                      17,168          16,690
           Finished goods                                                       15,094          24,470
                                                                             ---------       ---------
                                                                             $  44,770       $  51,542
                                                                             =========       =========
         Prepaid expenses and other:
           Investments                                                       $  34,597
           Deferred current tax                                                    867       $   1,509
           Prepaid insurance                                                       555             883
           Other                                                                 1,066           1,709
                                                                             ---------       ---------
                                                                             $  37,085       $   4,101
                                                                             =========       =========
         Property, plant and equipment, net:
           Land and improvements                                             $   4,187       $   3,667
           Buildings and improvements                                           13,548          12,818
           Machinery and equipment                                              81,108          87,774
           Furniture, fixtures and other                                         1,069           1,355
                                                                             ---------       ---------
                                                                                99,912         105,614
           Less accumulated depreciation                                          (681)         (8,692)
                                                                             ---------       ---------
                                                                                99,231          96,922
           Construction in progress                                              5,323           1,534
                                                                             ---------       ---------
                                                                             $ 104,554       $  98,456
                                                                             =========       =========
         Other noncurrent assets:
           Unamortized debt issuance costs                                   $   1,438       $   1,255
           Prepaid pension costs                                                 2,043              --
           Deferred income tax                                                   3,344           1,886
                                                                             ---------       ---------
                                                                             $   6,825       $   3,141
                                                                             =========       =========
         Other accrued expenses:
           Roofing product liability costs                                   $   1,500       $   2,000
           Taxes payable other than income taxes                                 1,090           1,356
           Income taxes                                                          3,292           2,813
           Other                                                                 7,300           5,088
                                                                             ---------       ---------
                                                                             $  13,182       $  11,257
                                                                             =========       =========
         Other long-term liabilities:
           Roofing product liability costs and deferred warranty income      $  14,744       $  14,974
           Accrued pension costs                                                    --           2,036
           Accrued postretirement benefit plan liability                         3,393           3,331
           Other                                                                   126              --
                                                                             ---------       ---------
                                                                             $  18,263       $  20,341
                                                                             =========       =========

6.       INVESTMENTS

         In connection with the sale of the Automotive Assets in June 1994, the Company invested $39.5 million of the sale proceeds in long-term securities. During 1997, the original investments matured and were reinvested as detailed below. As of November 1, 1997, all investment securities had a contractual maturity of less than one year. During 1998, these long-term securities were sold and the proceeds were used to repay all of the approximately $34 million in principal amount plus accrued interest of the Company's Contingent Notes. The following table details the adjusted cost and fair value of the reinvested amounts at November 1, 1997 (in thousands):

                                                            Adjusted Cost
                   Held for Sale:                          and Fair Value
                   --------------                          --------------
                   U.S. Treasury obligations                 $    28,553
                   Corporate obligations                           5,938
                   Other                                             106
                                                             -----------
                                                             $    34,597
                                                             ===========

7.       LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                               November 1,     October 31,
                                                                  1997            1998
                                                               ----------      ----------
         Senior credit facility, revolving line of credit      $  92,246       $  94,095
         Contingent Notes                                         34,540              --
         Equipment financing                                       4,181           2,645
         Capital lease obligation                                     --           3,396
                                                               ---------       ---------
           Total                                                 130,967         100,136
         Less current portion                                    (36,076)         (1,047)
                                                               ---------       ---------
         Long-term portion                                     $  94,891       $  99,089
                                                               =========       =========

         Senior Credit Facility - On October 9, 1997, Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement, (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and
         (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount (currently $52,000,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. On October 30, 1998, the Credit Agreement was amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees and (iii) provide additional reduction of the fixed asset portion of the Borrowing Base. As of October 31, 1998, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and .25% for Base Rate borrowings). The weighted average interest rate at October 31, 1998 is approximately 6.9%. The Company pays a fee of .25% per annum if a specified fixed charge coverage ratio is satisfied and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of October 31, 1998, unused and outstanding letters of credit totaled $1,526,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At October 31, 1998, the Company had approximately $38.3 million available for borrowing under the Revolving Credit Facility.

         The loans and extensions of credit to the Borrowing Subsidiaries under the Credit Agreement are guaranteed by JPS and its other existing subsidiaries other than JPS Capital, and are secured by the assets of JPS (excluding the stock of JPS Capital) and its existing subsidiaries other than JPS Capital.

         Contingent Notes - As discussed in Note 1, on the Effective Date, under the terms of the Plan of Reorganization, JPS Capital, the Company and First Trust National Association, as trustee, entered into an indenture, dated as of the Effective Date (the "Contingent Note Indenture"), pursuant to which JPS Capital issued the Contingent Notes in an initial principal amount of approximately $34 million. On August 31, 1998, the Company repaid the approximately $34 million in principal amount of Contingent Notes plus accrued interest with the proceeds from the sale of related investments discussed in Note 6. Accordingly, the Company has no further obligation under the Contingent Note Indenture.

         Equipment Financing - The Company has financed a portion of its equipment purchases with loans from a finance company and certain equipment vendors at fixed interest rates ranging from 7.6% to 9.7%. Monthly principal payments are due in various amounts as determined by the terms of the loans which have final maturity dates through December 2001.

         Capital Lease Obligation - In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as a capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total costs of assets under lease at October 31, 1998 was approximately $3.5 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at the end of the lease term. The lease has an implied interest rate of approximately 7.4%. See Note 10 for obligations under capital leases.

         Other - Substantially all of the Company's assets are pledged as collateral for the Credit Agreement and the equipment financing.

         Interest expense includes $10,088,000 in Fiscal 1996, $7,303,000 in the period from November 3, 1996 to October 9, 1997, $19,000 in the period from October 10, 1997 to November 1, 1997 and $329,000 in Fiscal 1998, representing amortization of debt issuance expenses and accretion of interest on the discounted notes and accrued product liability costs (see Note 10).

         Maturities - Aggregate principal maturities of all long-term debt, exclusive of the capital lease obligation, are as follows (in thousands):

                      Fiscal Year Ending
                      ------------------
                      1999                             $       688
                      2000                                     638
                      2001                                     639
                      2002                                  94,775
                                                       -----------
                                                       $    96,740
                                                       ===========

8.       EQUITY SECURITIES AND SENIOR REDEEMABLE PREFERRED STOCK

         Through the implementation of the Plan of Reorganization as of the Effective Date, approximately $240 million in face amount of outstanding debt securities were exchanged for, among other things, $14 million in cash, 9,924,623 shares of Common Stock and approximately $34 million in aggregate principal amount of Contingent Notes. The Old Senior Preferred Stock, Old Junior Preferred Stock and Old Common Stock were canceled. Warrants to purchase up to 5% of the Common Stock exercisable until October 9, 2000 with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock. Senior management received 75,377 shares of Common Stock on the Effective Date in lieu of payment under their contractual retention bonus arrangements.

         Certain information on equity securities November 1, 1997 and October 31, 1998 is as follows:

                                                          Shares Issued and Outstanding
                                                         --------------------------------
                                Par Value                  November 1,      October 31,
                                Per Share   Authorized        1997              1998
                                ---------   ----------   --------------   ---------------
         New Common Stock           .01      22,000,000      10,000,000     10,000,000

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

         On October 30, 1997, options to acquire approximately 569,000 shares of the shares reserved pursuant to the Incentive Plan were granted to senior management of the Company. These options include a combination of time vesting options which vest solely on the lapse of time and performance options which vest upon achievement of specified corporate performance goals and the lapse of time. These options are according to specific vesting schedules as set forth in individual participant's grant letters. In addition, on the Effective Date, each non-employee director (except one, who waived his right to receive such options) received options to purchase 25,000 shares of Common Stock. These options vest equally in amounts of 5,000 shares per director, on the Effective Date and the first, second, third and fourth anniversaries of the Effective Date. On October 31, 1998, 94,009 options were canceled due to the failure of the Company to meet its specified performance goals for Fiscal 1998.

         A summary of the activity in the Company's stock options for the year ended October 31, 1998 and the period from the Effective Date to November 1, 1997 is presented below:

                                                               Number of Shares  Exercise Price
                                                               ----------------  --------------
         Options granted on the Effective Date                     100,000           $12.33
         Options granted during the period from the
              Effective Date to November 1, 1997                   568,990            12.33
         Options exercised                                              --               --
         Options canceled                                               --               --
                                                                  --------           ------
         Outstanding at November 1, 1997                           668,990            12.33
         Options granted                                                --               --
         Options exercised                                              --               --
         Options canceled                                          (94,009)           12.33
                                                                  --------           ------
         Outstanding at October 31, 1998                           574,981           $12.33
                                                                  ========           ======
         Exercisable at October 31, 1998                           139,009           $12.33
                                                                  ========           ======
         Exercisable at November 1, 1997                            20,000
                                                                  ========
         Weighted average remaining contractual life (years)             9
                                                                  ========

         The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. The time vesting options are fixed as to the number of shares that may be acquired and the amount to be paid by the employee. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. The performance vesting options are variable in nature and the Company measures compensation expense for the difference between the quoted market price on the date on which both the number of shares that may be acquired by an individual employee and the option price are known. In Fiscal 1998, no compensation expense was recognized on the performance options. Had compensation cost been determined on the basis of SFAS No. 123, "Accounting for Stock-Based Compensation", compensation expense would have been recorded based on the estimated fair value of stock options granted during the period from the Effective Date to November 1, 1997. The total fair value of stock options granted for the period from October 10, 1997 to November 1, 1997 was estimated at $3,266,000, based upon the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option pricing model for stock options granted during the period from the Effective Date to November 1, 1997 (i) risk-free interest rates of approximately 5.7%, (ii) a weighted average expected life of approximately 4.4 years from the grant date and (iii) 38% volatility. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical information from public textile companies and management's expectations. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands except per share amounts):

                                   Period from
                                October 10, 1997            Fiscal
                               To November 1, 1997           1998
                               -------------------        ---------
         Net income (loss)

            As reported              $2,717               $(10,664)
            Pro forma                $2,647               $(11,242)

         Earnings per share

            As reported              $ 0.27               $  (1.07)
            Pro forma                $ 0.26               $  (1.12)

9.       INCOME TAXES

         The provision (benefit) for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

                                                              Predecessor Company                Reorganized Company
                                                         ------------------------------- | -------------------------------
                                                                         Period from     |     Period from
                                                         Fiscal        November 3, 1996  |   October 10, 1997       Fiscal
                                                         1996         to October 9, 1997 | to November 1, 1997       1998
                                                         -----        ------------------ | -------------------     -------
                                                                                         |
         Current state provision (benefit)               $ 200             $   923       |     $   (17)            $   550
         Deferred federal provision (benefit)               --              (6,080)      |       1,714               1,041
         Deferred state provision (benefit)               (500)             (3,665)      |         310                (225)
                                                         -----             -------       |     -------             -------
         Provision (benefit) for income                                                  |
            taxes                                        $(300)            $(8,822)      |     $ 2,007             $ 1,366
                                                         =====             =======       |     =======             =======

         There is no current provision for Federal income taxes.

         A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for the Fiscal 1996, the period from November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997 and the Fiscal 1998 is as follows (in thousands):

                                                             Predecessor Company                Reorganized Company
                                                     ---------------------------------- | -------------------------------
                                                                        Period from     |     Period from
                                                      Fiscal          November 3, 1996  |   October 10, 1997       Fiscal
                                                       1996          to October 9, 1997 | to November 1, 1997       1998
                                                     --------        ------------------ | -------------------     -------
                                                                                        |
         Income tax provision (benefit)                                                 |
            at Federal statutory rate                $(23,183)            $(11,473)     |      $1,653            $(3,254)
         Increase (decrease) in income                                                  |
            taxes arising from effect of:                                               |
            State and local income taxes                 (300)              (2,742)     |         293                325
            Non-deductible reorganization                                               |
              costs                                        --                2,947      |          --                 --
           Amortization of and                                                          |
              deductions for goodwill or                                                |
              excess reorganization value                 344                  312      |          57              3,205
           Losses not resulting in tax                                                  |
              benefits                                     --                8,158      |          --                 --
           Change in valuation reserve                 22,730               (6,080)     |          --                980
           Other                                          109                   56      |           4                110
                                                     --------             --------      |      ------            -------
         Provision (benefit) for income                                                 |
           taxes                                     $   (300)            $ (8,822)     |      $2,007            $ 1,366
                                                     ========             ========      |      ======            =======

         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                                    November 1,    October 31,
                                                                                       1997            1998
                                                                                    ----------     -----------
         Gross deferred assets:
              Estimated allowance for doubtful accounts                              $  1,035       $    306
              Excess of tax over financial statement basis of inventory                   580            798
              Accruals deductible for tax purposes when paid                            2,275          2,202
              Deferred compensation deductible for tax purposes when paid                  --            323
              Postretirement benefits deductible for tax purposes when paid             1,562          1,477
              Pension liability deductible for tax purposes when paid                      --            774
              Miscellaneous                                                               120             --
              Alternative minimum tax credit carryforward available                     1,827          1,773
              Deferred financial statement income recognized for tax purposes
                 when received                                                          5,013          5,396
              Excess of tax over financial statement carrying value of
                 investment in discontinued operation                                      --            982
              Excess of tax basis of intangibles over financial statement basis        10,406          9,926
              Net operating loss carryforward                                          11,880         11,813
              Less valuation allowance                                                (28,444)       (32,117)
                                                                                     --------       --------
          Gross deferred assets                                                         6,254          3,653
                                                                                     --------       --------
          Gross deferred liabilities:
              Pension asset recognized for book purposes                                 (776)            --
              Excess of financial statement over tax basis of property, plant,
                 and equipment                                                         (1,267)          (258)
                                                                                     --------       --------
          Gross deferred liabilities                                                   (2,043)          (258)
                                                                                     --------       --------
              Net deferred tax asset                                                 $  4,211       $  3,395
                                                                                     ========       ========
          Recognized in the accompanying consolidated balance sheets as follows:
              Prepaid expenses and other                                             $    867       $  1,509
              Other non-current assets                                                  3,344          1,886
                                                                                     --------       --------
                                                                                     $  4,211       $  3,395
                                                                                     ========       ========

         For the Fiscal Year Ended October 31, 1998, the Company recorded a tax expense of approximately $1.4 million. An expense was recorded even though the Company had a loss from operations. This expense is due to the fact that certain deductions taken for financial reporting purposes, principally the amortization and writeoff of a portion of the excess reorganization value, are not allowed for tax purposes. In addition, the Company recorded an additional valuation allowance on its deferred tax assets. This additional allowance was required due to the limitation on asset recognition when, among other factors, there is a history of recent losses. The Company did record a current state tax expense of $0.6 million. The current state tax expense results from filing separate state tax returns in some jurisdictions and the inability to offset income from profitable subsidiaries with losses from other subsidiaries. A deferred tax benefit was also recorded for subsidiary losses that could not be currently utilized. As a result of a valuation allowance, no benefit was recorded on the additional pension liability recorded as an adjustment to equity (see Note 11).

         For the period from October 10, 1997 to November 1, 1997, the Company recorded a tax expense of $2.0 million. The tax expense for the period ending November 1, 1997 includes the utilization of a portion of the deferred tax asset, described below, which was recorded as of the Effective Date of the Plan of Reorganization of the Company. The effective tax rate exceeds the statutory federal income tax rate due to the impact of items not deductible for federal income tax purposes and because of state income taxes.

         The Company recorded a tax benefit for the period ending October 9, 1997 of approximately $8.8 million. This consists of a benefit from the implementation of the Plan of Reorganization net of state taxes on subsidiary operations that could not be offset by operating loss carryovers or current year losses of JPS or its subsidiaries. The benefit arose as consummation of the Plan of Reorganization substantially deleveraged JPS. The deferred tax asset attributable to the net operating loss carryforwards was reduced as a result of the reduction in net operating loss carryforwards that is required for reorganizations such as that provided in the Plan of Reorganization, and the reserve established against the deferred tax assets that was required due to the operating history was also significantly reduced. The reduction in reserves and reduction in deferred tax liabilities during the period ended October 9, 1997 resulted in a deferred tax benefit of $9.7 million. The recording of the tax benefit and the net deferred tax asset reflected the Company's determination that it was more likely than not that these deferred tax assets, net of the valuation allowance, would be realized based on current income tax laws and expectations of future taxable income stemming from operations or the reversal of deferred tax liabilities. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

         At October 31, 1998, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $26 million. The net operating loss carryforwards expire in years 2004 through 2012. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $23 million which expire in 2004 through 2013. Alternative minimum tax credits can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. During 1997, the Company reduced beginning net operating loss carryforwards by approximately $64 million due to the provisions of the Code requiring attribute reduction in certain reorganizations, such as the Plan of Reorganization. The Company was also required to reduce alternative minimum tax credit carryforwards by approximately $737,000 as a result of these provisions.

         The Company's future ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided. The Company is required, under accounting guidelines, to reduce reorganization value in excess of amounts allocable to identifiable assets by the amount of any reduction in the valuation allowance established upon completion of the Plan of Reorganization. The amount of valuation allowance subject to such treatment was $28.4 million at both October 31, 1998 and November 1, 1997.

10.      COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities, machinery and computer equipment under noncancellable operating leases and, beginning in Fiscal 1998, certain capital leases. Rent expense was approximately $5,158,000, $5,178,000, $399,000 and $5,862,000 in Fiscal 1996, the period from
         November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997 and Fiscal 1998, respectively.

         Future minimum payments, by year and in the aggregate, under the noncancellable capital and operating leases with terms of one year or more consist of the following at October 31, 1998 (in thousands):

                                                           Capital    Operating
         Fiscal Year Ending                                 Lease      Leases
         ------------------                                -------     ------
         1999                                              $  607      $4,005
         2000                                                 607       3,190
         2001                                                 607       1,277
         2002                                                 607         418
         2003                                                 607          35
         Thereafter                                         1,353          --
                                                           ------      ------
         Total future minimum lease payments                4,388      $8,925
                                                                       ======
         Less: amount representing interest                   992
                                                           ------
         Present value of net minimum lease payments
            (included in long-term debt - see Note 7)      $3,396
                                                           ======

         The Company has planned expenditures of approximately $8.2 million for property, plant and equipment additions in Fiscal 1999. At October 31, 1998, the Company had commitments for capital expenditures of approximately $1.1 million.

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

         The Company has provided for all estimated future costs associated with certain roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. Based on warranties that were issued on the roofs, the Company estimates that these roofing product claims will be substantially settled by the year 2000. Management updates its assessment of the adequacy of the remaining reserve for these roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made. The Company charges the costs of settling these roofing product claims as a reduction of the recorded liability balance and, accordingly, such costs are not charged against the results of operations. Costs associated with these product liability claims were $3,111,000, $1,815,000, $521,000 and $1,053,000 in Fiscal 1996, the period from November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997 and Fiscal 1998, respectively. Approximately $3.8 million and $2.8 million was accrued for these estimated future costs at November 1, 1997 and October 31, 1998, respectively.

         The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

         In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's roofing membrane installed on approximately 150 Sears stores. No trial date has been established. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss which may result. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

11.      RETIREMENT PLANS

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

         A reconciliation as of the most recent measurement date (October 31, 1998) of the funded status of the plan with amounts reported in the Company's Consolidated Balance Sheets follows (in thousands):

                                                                                   November 1,   October 31,
                                                                                      1997           1998
                                                                                   -----------   -----------
         Actuarial present value of benefit obligations:
              Vested                                                                 $90,574      $ 105,595
              Non-vested                                                                 197            296
                                                                                     -------      ---------
              Accumulated benefit obligation                                          90,771        105,891
              Provision for future pay increases                                       5,528          5,731
                                                                                     -------      ---------
              Total projected benefit obligation                                      96,299        111,622
              Plan assets at fair value                                               97,312        103,855
                                                                                     -------      ---------
              Projected benefit obligation (greater than) less than plan assets        1,013         (7,767)
              Unrecognized net loss                                                    1,030         11,586
              Additional minimum liability recognized as a reduction of
                 shareholders' equity                                                     --         (5,855)
                                                                                     -------      ---------
              Pension asset (liability) in accompanying
                 Consolidated Balance Sheets                                         $ 2,043      $  (2,036)
                                                                                     =======      =========

                                                         Predecessor Company               Reorganized Company
                                                  -------------------------------- | -------------------------------
                                                                    Period from    |    Period from
                                                  Fiscal         November 3, 1996  |  October 10, 1997        Fiscal
                                                   1996         to October 9, 1997 | to November 1, 1997       1998
                                                  -------       ------------------ | -------------------     -------
                                                                                   |
         Components of net periodic                                                |
            pension cost:                                                          |
         Service cost-benefits earned                                              |
            during the period                     $ 2,378             $ 2,026      |       $ 136             $ 2,239
         Interest cost on projected                                                |
            benefit obligation                      7,048               6,683      |         449               7,505
         Return on plan assets                     (7,674)             (7,184)     |        (483)             (8,543)
         Net amortization and deferral                451                 330      |          --                  --
                                                  -------             -------      |       -----             -------
         Net periodic pension cost                $ 2,203             $ 1,855      |       $ 102             $ 1,201
                                                  =======             =======      |       =====             =======

         As of October 31, 1998, the Company reduced the weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation from 7.8% to 6.75%, which more closely approximates current interest rates on high-quality long-term obligations. The provisions of SFAS No. 87, "Employers' Accounting for Pensions," required the Company to record an additional minimum pension liability of approximately $5.9 million at October 31, 1998. The liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. This amount is recorded as a reduction to a separate component of shareholders' equity on the accompanying Consolidated Balance Sheet as of October 31, 1998. The assumed rate of increase in compensation levels was based on age-related tables at November 1, 1997 and October 31, 1998. Effective November 1, 1993, the Company amended the benefit formula for salaried employees to provide for an additional benefit based on compensation in excess of the average social security wage base.

         As a result of the application of fresh start accounting as described in Note 1, all unamortized prior service costs and unrecognized gains were immediately recognized as of October 9, 1997 and included in reorganization items for the period then ended.

         On February 15, 1996, the Company offered special early retirement benefits to approximately fifty salaried employees who met certain criteria. Approximately $2.2 million of pension benefits were paid in lump-sums by the plan to twenty-eight employees who accepted the offer. In Fiscal 1996, a charge of $1,125,000 representing the actuarial cost to the plan of the early retirement offer as accepted by the employees is included in other expense in the accompanying Consolidated Statement of Operations.

         Also in Fiscal 1996, the Company recognized losses of approximately $632,000 for pension curtailment and special termination benefits in accordance with SFAS No. 88, "Employees' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", which related primarily to the sale of the Rubber Products Business and the Dunean plant closing and related termination of participation in the plan of these employees.

         401(k) Savings Plan - The Company also has a savings, investment and profit-sharing plan available to employees meeting eligibility requirements. The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions were approximately $587,000 in Fiscal 1996, $523,000 in the period from November 3, 1996 to October 9, 1997, $47,000 in the period from October 10, 1997 to November 1, 1997 and $598,000 in Fiscal 1998.

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

         Accumulated postretirement benefit obligation (APBO):

                                                                     November 1,       October 31,
                                                                        1997               1998
                                                                     -----------       -----------
              Retirees                                                 $1,444            $ 1,683
              Fully eligible active plan participants                   1,130              1,076
              Other active plan participants                              807                965
              Unrecognized gain (loss)                                     12               (393)
                                                                       ------            -------
              Accrued postretirement benefit plan liability            $3,393            $ 3,331
                                                                       ======            =======

         Net periodic postretirement benefit expense included the following components (in thousands):

                                                             Predecessor Company              Reorganized Company
                                                       ------------------------------- | ------------------------------
                                                                       Period from     |    Period from
                                                       Fiscal       November. 3, 1996  |  October 10, 1997       Fiscal
                                                        1996       to October. 9, 1997 | to November 1, 1997       1998
                                                       ------      ------------------- | -------------------     ------
                                                                                       |
         Service cost for benefits earned               $  5               $  5        |        $ 6               $107
         Interest cost on APBO                           297                229        |         16                267
                                                        ----               ----        |        ---               ----
         Net periodic postretirement cost               $302               $234        |        $22               $374
                                                        ====               ====        |        ===               ====

         As of October 1, 1998, the Company decreased the discount rate assumption from 7.8% to 6.75%, which more closely approximates current interest rates on high-quality, long-term obligations. The Company estimates that the projected future annual costs of postretirement benefits will increase approximately 12% due to the effects of this change in discount rate assumption.

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

         Postemployment Benefits - The Company provides certain benefits to former or inactive employees after employment but before retirement. In accordance with SFAS No. 112, these benefits are recognized on the accrual basis of accounting. The liability for postemployment benefits at November 1, 1997 and October 31, 1998 is included in other long-term liabilities in the accompanying consolidated financial statements.

12.      RELATED PARTIES

         The Company incurred fees of $1,000,000 in Fiscal 1996 for management services provided by a former shareholder pursuant to a management services agreement. On the Effective Date, the agreement was canceled and rejected and rejection damage claims were waived by the shareholders.

13.      BUSINESS SEGMENTS

         The Company competes in three industry segments: Industrial Products, Apparel Fabrics and Home Fashion Textiles. The industrial products segment manufactures commercial roofing products made from woven synthetic substrates and rubber-based specialty polymer compounds, other building construction products made from glass and synthetic fibers, various industrial products which generally have insulation or filtration characteristics, and other rubber products and various extruded polyurethane products. The apparel fabrics segment manufactures a broad range of apparel fabrics and apparel related products, including unfinished woven apparel fabrics (greige goods) for men's, women's and children's wear and spun yarns for use in apparel. The home fashion textiles segment manufactures a variety of unfinished woven fabrics and yarns for use in the manufacturing of draperies, curtains and lampshades and is a major producer of solution-dyed drapery fabrics. As discussed in Note 4, the Company has agreed to sell a major portion of its home fashion textiles business.

         Export sales are approximately 4% of net sales and the Company has no significant foreign operations. Earnings by business segment represent operating profit, excluding net unallocated corporate operating expenses. Identifiable segment assets are those assets used in the operations of the segment. Corporate assets are cash and other assets including reorganization value in excess of amounts allocable to identifiable assets.

Industry segment information (in thousands):

                                                        Predecessor Company                     Reorganized Company
                                              -------------------------------------  | -------------------------------------
                                              Fiscal Year                            |                          Fiscal Year
                                                 Ended              Period from      |     Period from             Ended
                                              November 2,         November 3, 1996   |  October 10, 1997        October 31,
                                                 1996            to October 9, 1997  | to November 1, 1997          1998
                                              -----------        ------------------  | -------------------      -----------
                                                                                     |
Net sales:                                                                           |
   Industrial products                         $ 193,001             $ 179,434       |     $  17,847             $ 189,658
   Apparel fabrics                               221,799               167,070       |        18,590               170,877
   Home fashion textiles                          34,024                33,139       |         2,291                28,683
                                               ---------             ---------       |     ---------             ---------
                                               $ 448,824             $ 379,643       |     $  38,728             $ 389,218
                                               =========             =========       |     =========             =========
Operating profit (loss):                                                             |
   Industrial products                         $   5,947             $  16,748       |     $   2,652             $  16,275
   Apparel fabrics                               (22,422)                1,210       |         2,201                 2,274
   Home fashion textiles                             647                   976       |           693                (7,689)
   Indirect corporate expenses, net               (6,257)               (4,152)      |          (331)              (12,604)(1)
                                               ---------             ---------       |     ---------             ---------
                                                                                     |
Operating profit (loss)                          (22,085)               14,782       |         5,215                (1,744)
                                                                                     |
Valuation allowance on                                                               |
   Gulistan Securities                            (4,242)               (5,070)      |            --                    --
Interest income                                    2,856                 2,744       |            93                 1,038
Interest expense                                 (40,510)              (32,164)      |          (584)               (8,592)
Restructuring fees and expenses                   (2,255)              (13,071)      |            --                    --
                                               ---------             ---------       |     ---------             ---------
                                                                                     |
Income (loss) before income taxes,                                                   |
   discontinued operations and                                                       |
   extraordinary items                         $ (66,236)            $ (32,779)      |     $   4,724             $  (9,298)
                                               =========             =========       |     =========             =========
                                                                                     |
Depreciation and amortization                                                        |
   expense:                                                                          |
   Industrial products                         $   6,282             $   5,032       |     $     283             $   4,425
   Apparel fabrics                                12,946                 9,410       |           297                 4,533
   Home fashion textiles                           2,517                 2,537       |           100                 1,211
                                               ---------             ---------       |     ---------             ---------
      Total segments                              21,745                16,979       |           680                10,169
   Corporate and other                               994                   901       |           166                 2,293
                                               ---------             ---------       |     ---------             ---------
                                               $  22,739             $  17,880       |     $     846             $  12,462
                                               =========             =========       |     =========             =========
Capital expenditures:                                                                |
   Industrial products                         $   4,545             $   3,636       |     $   1,130             $  16,420
   Apparel fabrics                                 4,389                10,473       |           472                 5,470
   Home fashion textiles                             899                   353       |            16                   520
                                               ---------             ---------       |     ---------             ---------
       Total segments                              9,833                14,462       |         1,618                22,410
   Corporate and other                                 1                     5       |            --                    13
                                               ---------             ---------       |     ---------             ---------
                                               $   9,834             $  14,467       |     $   1,618             $  22,423
                                               =========             =========       |     =========             =========

                                           Predecessor
                                             Company                 Reorganized Company
                                           ------------    |   -------------------------------
                                            November 2,    |   November 1,         October 31,
                                               1996        |      1997                1998
                                           ------------    |   -----------         -----------
                                                           |
         Identifiable assets:                              |
           Industrial products              $101,376       |    $100,140            $113,650
           Apparel fabrics                   127,909       |     110,891             100,950
           Home fashion textiles              21,333       |      21,028              15,970
                                            --------       |    --------            --------
              Total segments                 250,618       |     232,059             230,570
           Corporate and other                85,309       |      90,322              42,352
                                            --------       |    --------            --------
                                            $335,927       |    $322,381            $272,922
                                            ========       |    ========            ========

(1) Indirect corporate expenses include charges of approximately $6.9 million for writedown of reorganization values in excess of amounts allocable to identifiable assets in relation to the plant sale and plant closing discussed in Note 4.

Unaudited interim financial data (in thousands except per share amounts):

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Selected consolidated financial data for each quarter within Fiscal 1997 and Fiscal 1998 are as follows:

                                                                                                          Reorganized
                                               Predecessor Company                                          Company
                                      ------------------------------------------------------------  | -------------------
                                                                                                    |
                                                                                   Period from      |    Period from
                                       First          Second          Third       August 3, 1997    |  October 10, 1997
Year Ended November 1, 1997:          Quarter         Quarter        Quarter    to October 9, 1997  | to November 1, 1997
                                      --------       ---------       --------   ------------------  | -------------------
Net sales                             $ 97,167       $ 108,138       $ 95,883       $  78,455       |      $ 38,728
Cost of sales                           84,934          93,038         80,682          69,013       |        31,058
                                      --------       ---------       --------       ---------       |      --------
Gross profit                            12,233          15,100         15,201           9,442       |         7,670
Selling, general and                                                                                |
   administrative expenses               9,314          10,293         10,256           7,283       |         2,466
Other income (expense), net                 (6)           (377)          (102)            437       |            11
                                      --------       ---------       --------       ---------       |      --------
Operating profit                         2,913           4,430          4,843           2,596       |         5,215
Valuation allowance on                                                                              |
   Gulistan securities                  (1,299)           (789)        (2,982)             --       |            --
Interest income                            737             734            761             512       |            93
Interest expense                       (10,174)        (10,049)       (10,086)         (1,855)      |          (584)
                                      --------       ---------       --------       ---------       |      --------
Income (loss) before                                                                                |
  reorganization items, income                                                                      |
   taxes and extraordinary items        (7,823)         (5,674)        (7,464)          1,253       |         4,724
Reorganization items:                                                                               |
   Fair-value adjustments                   --              --             --          (4,651)      |            --
   Professional fees and                                                                            |
      expenses                          (1,162)         (1,982)        (3,332)         (1,944)      |            --
                                      --------       ---------       --------       ---------       |      --------
Income (loss) before income                                                                         |
   taxes and extraordinary items        (8,985)         (7,656)       (10,796)         (5,342)      |         4,724
Provision (benefit) for                                                                             |
   income taxes                            157             252            275          (9,506)      |         2,007
                                      --------       ---------       --------       ---------       |      --------
Income (loss) before                                                                                |
   extraordinary items                  (9,142)         (7,908)       (11,071)          4,164       |         2,717
Extraordinary gain on early                                                                         |
   extinguishment of debt                   --              --             --         100,235       |            --
                                      --------       ---------       --------       ---------       |      --------
Net income (loss)                     $ (9,142)      $  (7,908)      $(11,071)      $ 104,399       |      $  2,717
                                      ========       =========       ========       =========       |      ========
Income (loss) applicable to                                                                         |
   common stock                       $(10,407)      $  (9,185)      $(12,356)      $ 104,399       |      $  2,717
                                      ========       =========       ========       =========       |      ========
Basic earnings (loss) per                                                                           |
   common share:                                                                                    |
Income (loss) before extra-                                                                         |
   ordinary gain on early                                                                           |
   extinguishment of debt             $ (10.40)      $   (9.19)      $ (12.36)      $    4.16       |      $   0.27
Extraordinary gain on early                                                                         |
   extinguishment of debt                   --              --             --          100.24       |            --
                                      --------       ---------       --------       ---------       |      --------
Net income (loss)                     $ (10.40)      $   (9.19)      $ (12.36)      $  104.40       |      $   0.27
                                      ========       =========       ========       =========       |      ========

In accordance with the provision of SFAS No. 128, the presentation of earnings per share data for all periods presented has been restated to conform to SFAS No. 128.


                                                                         Reorganized Company
                                                       --------------------------------------------------------
                                                         First          Second          Third          Fourth
                                                       Quarter         Quarter        Quarter         Quarter
                                                       ---------       ---------       --------       ---------
Year Ended October 31, 1998:
Net sales                                              $ 100,800       $ 101,348       $ 86,993       $ 100,077
Cost of sales                                             85,414          84,521         73,473          88,065
                                                       ---------       ---------       --------       ---------
Gross profit                                              15,386          16,827         13,520          12,012
Selling, general and administrative expenses              10,509           9,987          9,632          10,062
Other income (expense), net                                   24              35            (40)            (73)
Charges for plant closing, loss on sale of certain
   operations, writedown of certain long-lived
   assets and restructuring costs                             --              --             --         (19,245)
                                                       ---------       ---------       --------       ---------
Operating profit (loss)                                    4,901           6,875          3,848         (17,368)
Interest income                                              325             239            324             150
Interest expense                                          (2,284)         (2,094)        (2,132)         (2,082)
                                                       ---------       ---------       --------       ---------
Income (loss) before income taxes                          2,942           5,020          2,040         (19,300)
Provision (benefit) for income taxes                       1,250           2,150          1,101          (3,135)
                                                       ---------       ---------       --------       ---------
Net income (loss)                                      $   1,692       $   2,870       $    939       $ (16,165)
                                                       =========       =========       ========       =========

Net income (loss) per common share                     $    0.17       $    0.29       $   0.09       $   (1.62)
                                                       =========       =========       ========       =========

During the period from August 3, 1997 to October 9, 1997, the Company consummated its Plan of Reorganization, as described in Note 1. Accordingly, the results of operations subsequent to October 9, 1997 are not comparable to results of operations for periods preceding that date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the section captioned "Ratification of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 24, 1999 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Principal Stockholders and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13, if any, is incorporated in a section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)      (1)      The following financial statements are included in Item 8:

                  (i)      Independent Auditors' Report.
                  (ii) Consolidated Balance Sheets as of October 31, 1998 and November 1, 1997.
                  (iii) Consolidated Statements of Operations for the fiscal year ended October 31, 1998 (Reorganized Company), the periods from October 10, 1997 to November 1, 1997 (Reorganized Company) and November 3, 1996 to October 9, 1997 (Predecessor Company) and the fiscal year ended November 2, 1996 (Predecessor Company).
                  (iv) Consolidated Statements of Senior Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the fiscal year ended October 31, 1998 (Reorganized Company), the periods from October 10, 1997 to November 1, 1997 (Reorganized Company) and November 3, 1996 to October 9, 1997 (Predecessor Company) and the fiscal year ended November 2, 1996.
                  (v) Consolidated Statements of Cash Flows for the fiscal year ended October 31, 1998 (Reorganized Company), the periods from October 10, 1997 to November 1, 1997 (Reorganized Company) and November 3, 1996 to October 9, 1997 (Predecessor Company) and the fiscal year ended November 2, 1996 (Predecessor Company).
                  (vi)     Notes to Consolidated Financial Statements.

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

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1998.

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

10.4          Agreement of Lease, dated as of June 1, 1988, by and between 1185
              Avenue of the Americas Associates ("1185 Associates") and JCIC.(A)

10.5          Lease Modification and Extension Agreement, dated as of April 2,
              1991, by and between 1185 Associates and JCIC.(A)

10.6          Third Amendment to the CIT Loan Agreement, dated as of August 6,
              1993, by and between JCIC and CIT.(B)

10.7 Trademark License Agreement, dated as of May 9, 1988, by and between J.P. Stevens and JPS Acquisition Corp. (predecessor to the
              Company.)(B)

Exhibit
Number                                  Description
------                                  -----------

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

10.18         Lease Modification and Extension Agreement, dated as of November
              17, 1994, by and between 1185 Associates and JCIC.(G)

Exhibit
Number                                  Description
------                                  -----------

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

10.25 Employment Agreement dated October 9, 1997, between the Company and David H. Taylor. (P)

10.26 Employment Agreement dated October 9, 1997, between the Company and Monnie L. Broome.(P)

10.27         Employment Agreement, dated May 1, 1993 and amended September 11,
              1995 between the Company and Carl Rosen.(J)

10.28         Employment Agreement, dated December 23, 1991 and amended August
              20, 1996 and December 23, 1996 between the Company and Bruce
              Wilby.(G)

10.29         Asset Purchase Agreement, dated as of September 30, 1996 between
              Elastomer Technologies Group, Inc. a Delaware Corporation, and JPS
              Elastomerics Corp., a Delaware Corporation and wholly- owned subsidiary of the Company.(G)

Exhibit
Number                                  Description
------                                  -----------

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

10.37         Warrant Agreement dated as of October 9, 1997.(P)

10.38         First Amendment to the Credit Facility Agreement, dated as of
              October 30, 1998, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent party thereto.(Q)

10.39 Asset Purchase Agreement, dated as of January 11, 1999, by and between C&I and Belding Hausman Incorporated.(Q)

10.40         Amendment No. 1 to Asset Purchase Agreement, dated as of February
              8, 1999, by and between C&I and Belding Hausman Incorporated. (Q)

10.41         JPS Guaranty Letter, dated as of January 11, 1999, by and between
              JPS and Belding Hausman Incorporated. (Q)

10.42 Employment Agreement dated November 11, 1999, between the Company and John W. Sanders, Jr. (Q)

11.1 Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

12.1 Computation of Ratio of Earnings to Fixed Charges - not required for Form 10-K per Item 503(d) of Regulation S-K.

Exhibit
Number                                  Description
------                                  -----------

12.2          Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends--not required for Form 10-K per Item
              503(d) of Regulation S-K.

21.1          List of Subsidiaries of the Company.(E)

24.1 Power of Attorney relating to JPS (included as part of the signature page hereof).(M)

27.1          Financial data schedule (for SEC use only).(Q)

------------------------------------


(A) Previously filed as an exhibit to Registration Statement No. 33-58272 on Form S-1, declared effective by the SEC on July 26, 1993, and incorporated herein by reference.
(B) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 30, 1993.
(C) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.
(D) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.
(E) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 29, 1994.
(F) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
(G) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 2, 1996.
(H) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 1, 1995.
(I) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.
(J) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.
(K) Previously filed as an exhibit to JPS's Current Report on Form 8-K dated July 2, 1997.
(L) Previously filed as an exhibit JPS's Registration Statement on Form 8-A filed on September 8, 1997.
(M)      Previously filed.
(N) Previously filed as an exhibit to JPS's Quarterly Report on Form 10-Q for the quarter ended February 1, 1997.
(O) Previously filed as an exhibit to JPS's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.
(P) Previously filed as an exhibit to JPS's Annual Report on Form 10-K for the year ended November 1, 1997.
(Q)      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                JPS TEXTILE GROUP, INC.

Date: February 16, 1999                By: /s/ Jerry E. Hunter
                                           ------------------------------------
                                           JERRY E. HUNTER
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                          DATE
---------                           -----                                          ----
/s/ Jerry E. Hunter                 Director, Chairman of the Board,               February 16, 1999
---------------------------------    President and Chief Executive Officer
JERRY E. HUNTER


/s/ John W.  Sanders, Jr.           Executive Vice President - Finance &           February 16, 1999
---------------------------------    Chief Financial Officer
JOHN W. SANDERS, JR.


/s/ Robert J. Capozzi               Director                                       February 16, 1999
---------------------------------
ROBERT J. CAPOZZI


/s/ Jeffrey S. Deutschman           Director                                       February 16, 1999
---------------------------------
JEFFREY S. DEUTSCHMAN


/s/ Nicholas P. DiPaolo             Director                                       February 16, 1999
---------------------------------
NICHOLAS P. DIPAOLO


/s/ Michael L. Fulbright            Director                                       February 16, 1999
---------------------------------
MICHAEL L. FULBRIGHT


/s/ John M. Sullivan, Jr.           Director                                       February 16, 1999
----------------------------------
JOHN M. SULLIVAN, JR.


/s/ L. Allen Ollis                  Controller                                     February 16, 1999
----------------------------------
L. ALLEN OLLIS

JPS TEXTILE GROUP, INC.                                                   INDEX
TO SCHEDULE


INDEX TO FINANCIAL STATEMENT SCHEDULE
For the Fiscal Year Ended November 2, 1996 and the periods from November 3, 1996 to October 9, 1997 (Predecessor) and from October 10, 1997 to November 1, 1997 and for the Fiscal Year Ended October 31, 1998 (Reorganized Company).




FINANCIAL STATEMENT SCHEDULE

II.      Valuation and Qualifying Accounts and Reserves                     S-2






Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS TEXTILE GROUP, INC.                                             SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (IN THOUSANDS)


          Column A                                       Column B           Column C              Column D    Column E
       --------------                                   ----------   ------------------------    ----------  ----------
                                                                                  Charged to
                                                        Balance at   Charged to      Other                   Balance at
                                                        Beginning    Costs and      Accounts     Deductions    End of
       Classification                                   of Period     Expenses      Describe      Describe     Period
       --------------                                   ----------   ----------   -----------    ----------  ----------
                                                                                      (a)           (b)
Allowances Deducted from Asset to Which They Apply:

Predecessor
Fiscal Year Ended November 2, 1996 (53 Weeks)
     Allowance for doubtful accounts                     $ 1,950       $    72       $   563       $  237      $2,348
     Claims, returns and other allowances                    181            --           338          356         163
                                                         -------       -------       -------       ------      ------
                                                         $ 2,131       $    72       $   901       $  593      $2,511
                                                         =======       =======       =======       ======      ======

For the Period From November 3, 1996
     to October 9, 1997
     Allowance for doubtful accounts                     $ 2,348       $   781       $(1,258)      $   24      $1,847
     Claims, returns and other allowances                    163            --           164          179         148
                                                         -------       -------       -------       ------      ------

                                                         $ 2,511       $   781       $(1,094)      $  203      $1,995
                                                         =======       =======       =======       ======      ======
Reorganized Company
For the Period From October 10, 1997
     to November 1, 1997
     Allowance for doubtful accounts                     $ 1,847       $    --       $  (945)      $   --      $  902
     Claims, returns and other allowances                    148            --             7            4         151
                                                         -------       -------       -------       ------      ------
                                                         $ 1,995       $    --       $  (938)      $    4      $1,053
                                                         =======       =======       =======       ======      ======

Fiscal Year Ended October 31, 1998 (52 Weeks)
   Allowance for doubtful accounts                       $   902       $   (28)      $   536       $   --      $1,410
   Claims, returns and other allowances                      151            --           239          235         155
                                                         -------       -------       -------       ------      ------
                                                         $ 1,053       $   (28)      $   775       $  235      $1,565
                                                         =======       =======       =======       ======      ======


(a)   Change in various reserves charged to net sales.

(b)   Uncollected receivables written off, net of recoveries.