Form 10-K/A
period 1998-10-31
JPS TEXTILE GROUP INC /DE/
filed 1999-03-01
CIK 846615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 33-27038

                             JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                    57-0868166
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

555 North Pleasantburg Drive, Suite 202, Greenville, SC                 29607
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (864) 239-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01 per share, 22,000,000 shares authorized; 10,000,000 shares issued and outstanding

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 29, 1999, the aggregate market value of the common stock of the registrant held by non-affiliates, based upon the closing price of the common stock on January 29, 1999, as reported by the Nasdaq National Market, was approximately $34,183,830.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: [X]

As of February 16, 1999, 10,000,000 of the registrant's common stock $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of JPS Textile Group, Inc. ("JPS" or the "Company"), amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of JPS. Each director will serve until a successor is elected and qualified or until his earlier resignation or removal.

         Name                                          Age        Position(s) Held
         Robert J. Capozzi                             34         Director

         Jeffrey S. Deutschman                         41         Director

         Nicholas P. DiPaolo                           57         Director

         Michael L. Fulbright                          49         Director

         Jerry E. Hunter                               61         Chairman of the Board, President,
                                                                  Chief Executive Officer and Director

         John M. Sullivan, Jr.                         53         Director

         John W. Sanders, Jr.                          44         Executive Vice President - Finance and Chief
                                                                  Financial Officer

         Carl Rosen                                    69         President, Marketing and Sales for the Apparel
                                                                  Group of JPS Converter and Industrial Corp.

         Bruce R. Wilby                                48         President, JPS Elastomerics Corp.

         James H. Gully                                49         Vice-President-Operations, JPS Converter and
                                                                  Industrial Corp.


         The business experience of each of the directors and executive officers during the past five years is as follows:

         Mr. Capozzi became a director of JPS on October 9, 1997, the date on which JPS's plan of reorganization became effective (the "Effective Date"), and is a Managing Director of Magten Asset Management Corp. ("Magten"), an investment advisory firm established in 1978. Magten, a registered investment adviser under the Investment Advisers Act of 1940, as amended, beneficially owns approximately 17.82% of JPS's common stock, par value $.01 per share (the "Common Stock") as of January 19, 1999. Mr. Capozzi has been with Magten since 1986. Currently, Mr. Capozzi serves as a member of the Board of Directors of Magten Offshore Fund Ltd.

         Mr. Deutschman became a director of JPS on the Effective Date and is a private investor and merchant banker. From 1992 to 1995, he was a Managing Director with Aurora Capital Partners, L.P. Prior to that, he was a Managing Director and principal of Deutschman Clayton & Company. Mr. Deutschman has been Co-Chairman of the Board of Directors of The Cherokee Group, a designer, manufacturer, and marketer of casual apparel, and an officer and director of Fair Holdings Corporation and Fair Lanes, Inc., a manager and operator of bowling centers.

         Mr. DiPaolo became a director of JPS on the Effective Date and has been a consultant to Cynthia Steffe, a women's apparel manufacturer, since 1998. From March 1991 until his retirement in May 1997, Mr. DiPaolo was Chairman of the Board, President and Chief Executive Officer of Salant Corporation, a diversified apparel company listed on the New York Stock Exchange. From 1985 to 1991, Mr. DiPaolo served as President of Manhattan Industries, which was merged into Salant Corporation in 1988. Prior to that, he was Chairman and President of the Villager, a women's sportswear company, from 1979 to 1985. Mr. DiPaolo has served on the Board of Directors of Manhattan Far East, a trading company based in Hong Kong. He is also a member of the Board of Directors of the American Apparel Manufacturers Association and Bernard Chaus, a women's apparel manufacturer, in addition to other industry associations.

         Mr. Fulbright became a director of JPS on the Effective Date and is currently a director of Buster Brown Apparel, Inc., a children's apparel company. Mr. Fulbright served as Chief Executive Officer and a director of The Bibb Company, a diversified textile company, from August 1996 until October 1998. Prior to that, he served as President of the Denim Division of Cone Mills, Inc. from December 1994 to August 1996. Prior to that, Mr. Fulbright, was employed with Springs Industries, Inc., a textile manufacturer, serving as President of the Greige Manufacturing Division from August 1986 to November 1994, as President of Wamsutta/Pacific Home Products from July 1986 to July 1992, and as Executive Vice President of Wamsutta/Pacific Home Products from December 1985 to July 1986. Prior to that, Mr. Fulbright was employed by M. Lowenstein Corporation and WestPoint Pepperell.

         Mr. Hunter was appointed as a director of JPS on April 6, 1993 and as Chief Executive Officer of JPS on November 29, 1994 and subsequently appointed as Chairman of the Board. Mr. Hunter has served as President of JPS since September 1988. Prior to that time, from May 1988 to September 1988, he was Executive Vice-President--Operations. In addition, on January 18, 1994, Mr. Hunter was appointed as Chief Operating Officer of JPS Converter and Industrial Corp., a wholly-owned subsidiary of JPS, and he also serves as Vice-President of each of JPS's other subsidiaries. From April 1986 to May 1988, he was Vice-President--Technical Services at J.P. Stevens. From March 1983 to March 1986, he was Senior Vice-President at Cannon Mills, Inc., a textile manufacturer. Prior to March 1983, he was employed by Springs Industries, Inc., for 21 years.

         Mr. Sullivan became a director of JPS on the Effective Date and has served as President of American Silk Mills Corp. since 1985, and as President of Gerli & Co., Inc. since 1987. From 1987 to 1991, Mr. Sullivan served as President of Cheney Brothers Inc. Prior to that, he served as Executive Vice President (Merchandising, Marketing & Sales) of Gerli & Co., Inc. from 1984 to 1987. Prior to that, Mr. Sullivan served as President of A.H. Rice Company Inc., Pittsfield, Massachusetts from 1982 to 1989, as Vice President of Marketing and Sales of Gerli & Co., Inc. from 1979-1982, and as Sales Manager of American Silk Mills from 1974 to 1979.

         Mr. Sanders has served as Executive Vice President-Finance and Chief Financial Officer of JPS since November 1998. From 1993 to 1998, Mr. Sanders served as Chief Financial Officer of Spartan Mills and in addition to these duties developed partnerships and strategic alliances to create Spartan's European businesses based in Germany, Netherlands and Poland. From 1989 to 1993, Mr. Sanders served as a financial and operations consultant to companies both in senior management roles and as an independent consultant in the areas of turnaround management, strategic repositioning and maximization of shareholder value. From 1977 to 1989, Mr. Sanders was employed by Deloitte Haskins & Sells, specializing in audit, SEC compliance/reporting, and strategic alliance, merger and acquisition services.

         Mr. Rosen became President of marketing and sales for the apparel group of JPS Converter and Industrial Corp. in 1993. He was Vice-President of sales for the apparel and home furnishings group of JPS Converter and Industrial Corp. from 1991 to 1993. Prior to that, he was President and founder of Loomtex Corporation, a New York converting company, for 31 years.

         Mr. Wilby became President of JPS Elastomerics Corp., a wholly-owned subsidiary of JPS, in 1993 and has served in that capacity during the past six years. He was Vice-President of marketing and sales for Construction Products for the Company from 1991 to 1993. Prior to that, he served in a variety of technical and managerial positions with the Company, for 25 years.

         Mr. Gully became Executive Vice-President of Operations for JPS Converter and Industrial Corp. in 1995. He was Executive Vice-President of Nazareth Century Mills, Inc. from 1994 to 1995. Prior to that, he was President of Delta Apparel, a division of Delta Woodside Mills, Inc. Prior to that, he has served in various capacities with Riegel Textile Corp., Milliken and Company and with Hanes Corporation for 28 years.

         None of the directors or executive officers listed herein is related to any other such director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of holdings and transactions in JPS's stock with the SEC. Officers, directors and persons who own more than ten percent of the Company's equity securities are required by regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based on the Company's records and other information, the Company believes that in 1998 the directors and executive officers met all applicable SEC filing requirements, except that Forms 3 were inadvertently filed late by each of the directors and officers.

Item 11.   Executive Compensation

         The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and five other most highly compensated executive officers of the Company in the last fiscal year for services rendered in all capacities to the Company (including its subsidiaries) for the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996.


                          SUMMARY COMPENSATION TABLE


                                                                                        Long-Term
                                                                                   Compensation Awards
                                                                              ------------------------------
                                                                               Securities
                                               Annual Compensation            Underlying
Name and                                   ---------------------------          Options/                             All Other
Principal Position                Year     Salary                Bonus           SAR's         Payouts            Compensation(1)
------------------                ----     -------               -----           -----         -------            ---------------
Jerry E. Hunter                   1998          $387,729               --           --                --                   $ 9,263
  Chairman of the Board,          1997           361,218         $137,052       115,000(2)            --                     9,059
 President and Chief              1996           332,025               --                             --                     3,371
  Executive Officer

Carl Rosen                        1998           283,554           10,376           --                --                     3,351
  President, JPS                  1997           267,650           43,195       30,000(2)             --                     3,178
  Converter & Industrial          1996           251,875               --                             --                     3,131
  Corp.

David H. Taylor (3)               1998           225,000               --           --                                       3,012
  Executive Vice                  1997           209,973           79,566       75,000(2)             --                     8,025
  President -  Finance            1996           204,783               --                             --                     2,291
  and Secretary

Monnie L. Broome                  1998           181,331               --           --                --                     8,019
  Vice President-Human            1997           167,040           63,272       30,000(2)             --                     8,016
  Resources                       1996           162,775               --                             --                     2,295


Bruce R. Wilby                    1998           173,250               --           --                --                     5,572
  President, JPS                  1997           165,000           78,779       30,000(2)          $ 27,751                  6,205
  Elastomerics                    1996           161,474           57,761           --                                       6,040
  Corp.

James H. Gully                    1998           176,800            6,657           --                --                     1,952
  Vice President-                 1997           171,133           27,710       30,000(2)             --                     1,980
  Operations,                     1996           161,667               --                             --                     1,539
  JPS Converter and
  Industrial Corp.

(1) Employer-matching 401(k) plan contribution, employer-provided life insurance premiums and imputed lease value of company-provided automobiles.

(2) One-third of the performance-based options (one-sixth of the total options) granted to employees of the Company during fiscal year 1997 were cancelled because the Company did not meet performance goals for such year. Accordingly, 19,167 options granted to Mr. Hunter, 12,500 options granted to Mr. Taylor, and 5,000 options granted to each of Messrs. Rosen, Broome, Wilby and Gully were cancelled.

(3) David Taylor voluntarily resigned as Executive Vice-President, Chief Financial Officer and Secretary of the Company on November 11, 1998.


                      AGREEMENTS WITH EXECUTIVE OFFICERS

         On the Effective Date, JPS entered into an employment agreement with Jerry E. Hunter. The agreement, which provides that Mr. Hunter will serve as President and Chief Executive Officer of JPS until the third anniversary of the Effective Date (the "Termination Date"), shall automatically be extended on an annual basis following the Termination Date unless either party elects in advance not to extend the employment period. The initial base salary under the agreement is $380,000 and may be increased but not reduced over the term of the agreement. In addition, under the employment agreement on the Effective Date
Mr. Hunter received a retention grant cash payment of $256,274 and 32,852 shares of Common Stock. Mr. Hunter is eligible for an annual bonus up to 50% of base salary based upon the Company's attainment of certain performance goals specified in the Company's annual Management Incentive Bonus Plan (the "Management Incentive Bonus Plan"). If JPS terminates Mr. Hunter's employment for reasons other than for cause (as defined in the agreement), he will be entitled to severance benefits equal to (i) his annual base salary continued through the Termination Date or for one year from the date of termination, if later, (ii) his target annual bonus continued through the Termination Date or for one year, if greater and (iii) continuation of all health and life insurance benefit for up to twenty-four months following the termination of employment. In the event JPS reduces Mr. Hunter's base salary or bonus, materially changes the requirements of his position or requires that he relocate his principal residence, or in the event Mr. Hunter elects to termination his employment no earlier than six months following a change in control (as defined in the agreement), Mr. Hunter may voluntarily terminate his employment with JPS with such termination being treated, for purposes of severance benefits, as a termination by JPS.

         On the Effective Date, JPS entered into substantially similar employment agreements with David H. Taylor and Monnie L. Broome, with Mr. Taylor serving as Executive Vice President--Finance and Secretary of JPS and Mr. Broome serving as Vice President--Human Resources of JPS. Under the agreements, base salary for Mr. Taylor was $225,000 and for Mr. Broome is $180,000. In addition, under the new employment agreements, Mr. Taylor received a retention grant cash payment of $163,694 and 20,984 shares of Common Stock and Mr. Broome received a retention grant cash payment of $115,531 and 14,810 shares of Common Stock. Each of Mr. Taylor and Mr. Broome is also eligible for an annual bonus of up to 50% of his salary based upon the Company's attainment of certain performance goals specified in the Management Incentive Bonus Plan.
Mr. Taylor voluntarily resigned from JPS, effective November 11, 1998.

         On December 23, 1991, the Company entered into an employment agreement with Bruce R. Wilby. This agreement provides severance benefits in the event that Mr. Wilby is terminated prior to December 23, 1999 other than (a) for Cause (as defined in the agreement) or (b) if Mr. Wilby leaves without good reason. Such severance benefits shall be an amount equal to his annual base salary in effect at the time of such termination including normal fringe benefits payable in the normal course as if employment had not been terminated.

         On May 1, 1993, the Company entered into an employment agreement with Carl Rosen. This agreement, as amended, provides that Mr. Rosen will serve as President of marketing and sales for the apparel group of JPS Converter and Industrial Corp. until April 30, 2001. Base salary under the agreement is currently $265,000 and may be increased but not reduced over the term of the agreement. Mr. Rosen is eligible for an annual bonus with target level equal to 50% of base salary. If the Company terminates Mr. Rosen's employment for reasons other than (a) for cause (as defined in the agreement) or (b) if Mr. Rosen leaves for good reason, he is entitled to severance benefits equal to his annual base salary including fringe benefits plus a pro rata bonus amount up to the date of termination. In the event the Company reduces Mr. Rosen's base salary or bonus or materially changes the requirements of his position, Mr. Rosen may voluntarily terminate his employment with the Company with such termination being treated, for purposes of severance benefits, as a termination by the Company.

         On January 26, 1998, JPS Converter and Industrial Corp. entered into an employment agreement with James H. Gully. This agreement provides severance benefits in the event that Mr. Gully is terminated prior to January 26, 2001 other than (a) for Cause (as defined in the agreement) or (b) if Mr. Gully leaves without good reason. Such severance benefits shall be an amount equal to his annual base salary in effect at the time of such termination including normal fringe benefits payable in the normal course as if employment had not been terminated.

         On November 11, 1998, the Company entered into an employment agreement with John W. Sanders, Jr. This agreement provides that Mr. Sanders will serve as Executive Vice President-Finance and Chief Financial Officer of the Company commencing on November 11, 1998 and ending on the first anniversary thereof, provided that the employment period shall be extended automatically on each such anniversary date, unless the Company or Mr. Sanders gives written notice to the other not to extend the employment period. Under the agreement, the base salary for Mr. Sanders is $225,000 per year and may be increased annually by the board of directors. In addition, Mr. Sanders is eligible to participate in the Management Incentive Bonus Plan and receive a bonus thereunder, as well as participate in any incentive compensation or plan adopted and approved by the board of directors. Mr. Sanders may terminate this agreement for Good Reason (as defined in the agreement). In the event that the Company terminates Mr. Sander's employment other than for Cause (as defined in the agreement) or Mr. Sanders terminates for Good Reason, the Company shall (i) continue to pay Mr. Sanders' base salary for one year from such termination of employment, (ii) pay Mr. Sanders an amount equal to the sum of (a) any accrued but unpaid bonus earned under the Management Incentive Bonus Plan, (b) the pro rata portion of the target bonus (not in excess of fifty percent (50%) of base salary) payable under the Management Incentive Bonus Plan (assuming all targets are met) and (c) an amount equal to the target bonus (not in excess of fifty percent (50%) of base salary) under the Management Incentive Bonus Plan (assuming all targets are met), and (iii) continue to provide all health and life insurance benefits for up to twenty-four months following the termination of employment. In addition, pursuant to a separate employment letter agreement entered into between Mr. Sanders and the Company on November 9, 1998, Mr. Sanders was guaranteed one-half of his target bonus amount for the plan year 1999.

              EMPLOYEE BENEFIT AND LONG-TERM COMPENSATION PLANS

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

                               PENSION PLAN TABLE*


                                                                        Years of Service
                             ------------------------------------------------------------------------------------------------------
Remuneration                   15 Years            20 Years             25 Years            30 Years            35 Years
------------                   --------            --------             --------            --------            --------
$125,000                       $19,698             $26,265              $32,831             $39,397             $45,963

 150,000                        24,198              32,265               40,331              48,397              56,463

 160,000 and above              25,998              34,665               43,331              51,997              60,663

* Assumes individual retires at age 65 in 1998 with the indicated years of service and compensation. The social security integration level of such individuals would be $31,128. The social security integration level is adjusted annually.

Credited years of service for benefit accrual under the Pension Plan as of November 1, 1998 for the following executive officers are:


                  Jerry E. Hunter                              12 years
                  Carl Rosen                                    7 years
                  David H. Taylor                              10 years
                  Monnie L. Broome                             10 years
                  Bruce R. Wilby                               23 years
                  James H. Gully                                3 years


         Annual retirement benefits for salaried employees are generally computed as the sum of 0.6% of a participant's average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 plan years of service) multiplied by the years of benefit service plus 0.6% of a participant's compensation which exceeds the Participant's Social Security Integration Level (equal to $31,128 in 1998) multiplied by the participant's years of benefit service. The Pension Plan provides that each participant's benefits fully vest after five years of service or the attainment of age 55.

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

         Compensation covered by the Pension Plan consists of all payments made to a participant for personal services rendered as an employee of the Company which are subject to federal income tax withholding, excluding imputed income attributable to certain fringe benefit programs. In accordance with the Revenue Reconciliation Act of 1933 with respect to salaried employees, plan compensation covers up to an adjusted maximum of $160,000 per individual for the plan year beginning November 1, 1998. Plan compensation was subject to substantially higher limits in previous years ($235,840 for 1994). The amounts shown are also subject to possible maximum limitations under Section 415 of the Internal Revenue Code of 1986, as amended, and are subject to possible reduction for amounts payable under other JPS qualified plans.

                     1998 MANAGEMENT INCENTIVE BONUS PLAN

         The Company's 1998 Management Incentive Bonus Plan provides incentives for key management employees of the Company and its subsidiaries based on the financial performance of the Company. The plan is designed to provide incentives to maximize operating earnings while minimizing the net assets required to generate those earnings. Targets are set annually for operating earnings (defined as EBITDA before bonus expense and restructuring and reorganization expenses) and net assets employed (defined as average total assets less average current liabilities other than debt-related liabilities such as accrued interest) for each fiscal year and for each operating subsidiary. If actual operating earnings and net assets employed are equal to the target, a targeted bonus is paid to each participant. To the extent actual operating earnings are greater than the target, amounts in excess of the targeted bonuses are paid to each participant. Likewise, operating earnings lower than target result in a bonus payment that is less then the targeted bonus. A participant's bonus is reduced to zero if actual operating earnings are 80% (or 65% in the case of one subsidiary) of target or less. The operating earnings target is adjusted up or down by 12.5% of the excess or deficiency of actual net assets employed compared to the target for net assets employed. Targeted bonus amounts expressed as a percentage of salary for participants in the plan range from 15% to 50%. Individuals listed on the Summary Compensation Table have targeted bonus amounts equal to 50% of salary.

                 1997 INCENTIVE AND CAPITAL ACCUMULATION PLAN

         The Company's 1997 Incentive and Capital Accumulation Plan (the "Incentive Plan") is intended to provide incentives that will attract, retain, and motivate highly competent individuals as key employees of the Company and its subsidiaries, by providing them with opportunities to acquire shares of Common Stock or monetary payments based on the value of such shares. Pursuant to the Incentive Plan, 853,485 shares of Common Stock are reserved for issuance to salaried key employees and non-employee directors of the Company pursuant to benefits in the form of stock options, stock appreciation rights, stock awards, performance awards, and stock units that may be granted by the compensation committee comprised of disinterested members of the Company's Board of Directors. The Incentive Plan will terminate on the tenth anniversary of its adoption.

AGGREGATED OPTION EXERCISES IN 1998 AND OPTION VALUES AT OCTOBER 31, 1998

         No executive officer of JPS and its subsidiaries exercised options in 1998. The following table provides information with respect to the value of options held by the executive officers of JPS and its subsidiaries at year-end measured in terms of the closing price per share of Common Stock on October 31, 1998 ($5.50 per share).


                                        Number of                                   Value of
                                    Securities Underlying                       Unexercised In-the-Money
                                    Unexercised Options                            Options at
Name                                at October 31, 1998                         October 31, 1998 ($)1
----                                -------------------                         ---------------------
                                       Exercisable/                                Exercisable/
                                      Unexercisable                               Unexercisable
Jerry E. Hunter                       19,167/76,666                                   0/0
Carl Rosen                             5,000/20,000                                   0/0
David H. Taylor                       12,500/50,000                                   0/0
Monnie L. Broome                       5,000/20,000                                   0/0
Bruce R. Wilby                         5,000/20,000                                   0/0
James H. Gully                         5,000/20,000                                   0/0


         (1) Value of unexercised "in-the-money" options is the difference between the market price of a share of Common Stock on October 31, 1998 and the exercise price of the option, multiplied by the number of shares of Common Stock underlying the option.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Based upon information known to JPS as of February 15, 1999, the following table sets forth the ownership of the shares of Common Stock issued and outstanding as of such date by (a) each person or group that is the beneficial owner of more than 5% of such shares on such date, (b) each director of JPS on such date and (c) all directors of JPS as a group on such date.


                                                                              Common Stock (1)
                                                              ------------------------------------------
Name and Address of Beneficial Owners                         Number of Shares           Percent of Class
                                                              -----------------          -----------------
Magten Asset Management Corp. (2)                                  1,897,738                17.82%
35 East 21st Street
New York, New York  10010

Northeast Investors Trust                                          1,038,823                 9.75%
50 Congress Street, 10th Floor
Boston, Massachusetts  02109

The TCW Group, Inc. (3)                                              645,023                 6.01%
865 South Figueroa Street
Los Angeles, California  90017

UBS AG                                                             1,027,214                 9.64%
299 Park Avenue
31st Floor
New York, New York  10171

Merrill Lynch, Pierce, Fenner &                                      925,685                 8.67%
  Smith Incorporated
250 Vesey Street
World Financial Center-North Tower
New York, New York  10281

Daystar L.L.C.                                                     1,679,360                15.75%
411 Theodore Fremd Avenue
Rye, New York  10580

Robert J. Capozzi (5)                                              1,897,738                17.82%
Magten Asset Management Corp.
35 East 21st Street
New York, New York  10010

Jeffrey S. Deutschman                                               10,000(4)                0.09%
Crown Capital
660 Madison Ave. - 15th Floor
New York, New York  10021

Nicholas P. DiPaolo                                                 10,000(4)                0.09%
4 Powder Hill
Saddle River, New Jersey  07458

Michael L. Fulbright                                                10,000(4)                0.09%
1940 Dinsmore Road
Alpharetta, Georgia  30004

Jerry E. Hunter                                                       52,019                 0.49%
JPS Textile Group, Inc.
555 North Pleasantburg Drive
Suite 202
Greenville, South Carolina  29607

John M. Sullivan                                                    10,000(4)                0.09%
American Silk Mills Corp.
41 Madison Avenue
41st Floor
New York, New York  10010

David H. Taylor (7)
105 Holbrook Trail
Greenville, South Carolina  29605                                     20,984                 0.20%

Carl Rosen
JPS Converter and Industrial Corp.                                     5,000                 0.05%
1185 Avenue of the Americas
New York, NY 10036

Monnia L. Broome
JPS Textile Group, Inc.                                                5,000                 0.05%
555 North Pleasantburg Dr., Suite 202
Greenville, SC 29607

Bruce R. Wilby
JPS Elastomerics Corp.                                                  5,000                 0.05%
Nine Sullivan Road
Holyoke, MA 01040-2800

James H. Gully
JPS Converter and Industrial Corp.                                     5,000                 0.05%
33 Stevens Street
Greenville, SC 29602

Directors and executive officers as a group                        2,030,741(6)             19.07%


(1) After giving effect to (i) the exercise in full of the new warrants issued on the Effective Date (as defined herein) and (ii) the exercise in full of all options to purchase shares of Common Stock which are vested.

(2) Includes shares of the Common Stock held by Magten in accounts managed by Magten on behalf of various investment advisory clients, including the City of Los Angeles Fire and Police Pension Systems (719,411 shares, or 6.82%, of the Common Stock) and Hughes Retirement Plans Trust (575,617 shares, or 5.46%, of the Common Stock). Certain of such shares are held for the benefit of family interests of Talton R. Embry, the Chairman, a director and controlling shareholder of Magten, or in employee plans with respect to which Mr. Embry serves as a trustee. Magten has shared voting and investment power over all of such 1,897,738 shares.

(3) Ownership includes 76,647 warrants to purchase shares of common stock. Various persons other than included above, including the TCW Shared Opportunities Fund II, L.P., have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock. The general partner and investment advisor of TCW Shared Opportunity Fund II, L.P. ("SHOP II") is TCW Investment Management Company. Messrs. Mark L. Attanasio, Robert D. Beyer, Jean-Marc Chapus and Mark L. Gold are portfolio managers of SHOP II and exercise voting and dispositive power on its behalf. Messrs. Attanasio, Beyer, Chapus and Gold disclaim any beneficial ownership of the capital stock of JPS.

(4) Represents options granted to non-employee directors of JPS (other than Robert J. Capozzi) on the Effective Date. See "EXECUTIVE COMPENSATION -- Compensation of Directors."

(5) By virtue of 1,897,738 shares of Common Stock of JPS beneficially owned by Magten, of which Mr. Capozzi is Managing Director. Mr. Capozzi disclaims beneficial ownership of all of these shares. Mr. Capozzi has informed JPS that he has waived his entitlement to receive any options to purchase shares of Common Stock of JPS to which each non-employee director will be entitled on the Effective Date. See "EXECUTIVE COMPENSATION -- Compensation of Directors."

(6) Includes 1,897,738 shares of Common Stock of JPS beneficially owned by Magten. See Note 5.

(7) David H. Taylor served as Executive Vice-President, Chief Financial Officer and Secretary of the Company until November 11, 1998.

Item 13.  Certain Relationships and Related Transactions

         None.

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

10.26 Employment Agreement dated October 9, 1997, between the Company and Monnie L. Broome.(P)

10.27         Employment Agreement, dated May 1, 1993 and amended September 11,
              1995 between the Company and Carl Rosen.(J)

10.28         Employment Agreement, dated December 23, 1991 and amended August
              20, 1996 and December 23, 1996 between the Company and Bruce
              Wilby.(G)

10.29         Asset Purchase Agreement, dated as of September 30, 1996 between
              Elastomer Technologies Group, Inc. a Delaware Corporation, and JPS
              Elastomerics Corp., a Delaware Corporation and wholly- owned subsidiary of the Company.(G)

Exhibit
Number                                  Description
-------                                 -----------
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

10.40         Amendment No. 1 to Asset Purchase Agreement, dated as of February
              8, 1999, by and between C&I and Belding Hausman Incorporated. (Q)

10.41         JPS Guaranty Letter, dated as of January 11, 1999, by and between
              JPS and Belding Hausman Incorporated. (Q)

10.42 Employment Agreement dated November 11, 1999, between the Company and John W. Sanders, Jr. (Q)

10.43         Employment Agreement dated January 26, 1998, between JPS
              Converter and Industrial Corp. (a wholly-owned subsidiary of JPS) and James H. Gully. (Q)

11.1 Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

12.1 Computation of Ratio of Earnings to Fixed Charges - not required for Form 10-K per Item 503(d) of Regulation S-K.

Exhibit
Number                                  Description
-------                                 -----------
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

21.1          List of Subsidiaries of the Company.(E)

24.1 Power of Attorney relating to JPS (included as part of the signature page hereof).(M)

27.1          Financial data schedule (for SEC use only).(Q)

-------------------------------------
(A) Previously filed as an exhibit to Registration Statement No. 33-58272 on Form S-1, declared effective by the SEC on July 26, 1993, and incorporated herein by reference.
(B) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 30, 1993.
(C) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.
(D) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.
(E) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 29, 1994.
(F) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
(G) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 2, 1996.
(H) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 1, 1995.
(I) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.
(J) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.
(K) Previously filed as an exhibit to JPS's Current Report on Form 8-K dated July 2, 1997.
(L) Previously filed as an exhibit JPS's Registration Statement on Form 8-A filed on September 8, 1997.
(M)      Previously filed.
(N) Previously filed as an exhibit to JPS's Quarterly Report on Form 10-Q for the quarter ended February 1, 1997.
(O) Previously filed as an exhibit to JPS's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.
(P) Previously filed as an exhibit to JPS's Annual Report on Form 10-K for the year ended November 1, 1997.
(Q)      Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JPS TEXTILE GROUP, INC.

                                            By: /s/ Jerry E. Hunter
                                                -------------------------------
                                                Jerry E. Hunter,
                                                Chairman of the Board, President
                                                  and Chief Executive Officer
Date:  February 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----
/s/ Jerry E. Hunter                         Director, Chairman of the Board,            February 26, 1999
------------------------------------        President and Chief Executive
JERRY E. HUNTER                             Officer

/s/ John W. Sanders, Jr.                    Executive Vice President-Finance &          February 26, 1999
------------------------------------        Chief Financial Officer
JOHN W. SANDERS, JR.

/s/ Robert J. Capozzi                       Director                                    February 26, 1999
------------------------------------
ROBERT J. CAPOZZI

/s/ Jeffrey S. Deutschman                   Director                                    February 26, 1999
------------------------------------
JEFFREY S. DEUTSCHMAN

/s/ Nicholas P. DiPaolo                     Director                                    February 26, 1999
------------------------------------
NICHOLAS P. DIPAOLO

/s/ Michael L. Fulbright                    Director                                    February 26, 1999
------------------------------------
MICHAEL L. FULBRIGHT

/s/ John M. Sullivan, Jr.                   Director                                    February 26, 1999
------------------------------------
JOHN M. SULLIVAN, JR.

/s/ L. Allen Ollis                          Controller                                  February 26, 1999
------------------------------------
L. ALLEN OLLIS