Form 10-Q
period 1999-01-30
JPS TEXTILE GROUP INC /DE/
filed 1999-03-16
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                        Commission File Number 33-27038

                            JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             57-0868166
-------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina     29607
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of March 15, 1999.

JPS TEXTILE GROUP, INC.
INDEX


                                                                                                        Page
PART I.           FINANCIAL INFORMATION                                                                Number

     Item 1.      Condensed Consolidated Balance Sheets
                      January 30, 1999 (Unaudited) and October 31, 1998............................       3

                  Condensed Consolidated Statements of Operations
                      Three Months Ended January 30, 1999 and
                      January 31, 1998 (Unaudited).................................................       4

                  Condensed Consolidated Statements of Cash Flows
                      Three Months Ended January 30, 1999 and
                      January 31, 1998 (Unaudited).................................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................      10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................      16

PART II.          OTHER INFORMATION................................................................      17



Item 1.           Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                            January 30,      October 31,
                                                               1999              1998
                                                            ------------      -----------
                                                             (Unaudited)

ASSETS

Current assets:
 Cash                                                       $   2,184           $   1,549
 Accounts receivable                                           57,070              67,949
 Inventories (Note 2)                                          55,839              51,542
 Prepaid expenses and other (Note 4)                            4,576               4,101
 Net assets held for sale (Note 8)                              9,652               9,652
                                                            ---------           ---------
   Total current assets                                       129,321             134,793

Property, plant and equipment, net                             97,628              98,456
Reorganization value in excess of amounts
 allocable to identifiable assets                              36,052              36,532
Other assets                                                    3,148               3,141
                                                            ---------           ---------

         Total assets                                       $ 266,149           $ 272,922
                                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                              19,653              22,158
 Accrued interest                                                 986               1,055
 Accrued salaries, benefits and withholdings                    8,230               8,447
 Other accrued expenses                                         8,935              11,257
 Current portion of long-term debt (Note 3)                     1,131               1,047
                                                            ---------           ---------
   Total current liabilities                                   38,935              43,964

Long-term debt (Note 3)                                        96,366              99,089
Other long-term liabilities                                    21,463              20,341
                                                            ---------           ---------
   Total liabilities                                          156,764             163,394
                                                            ---------           ---------

Shareholders' equity:
 Common stock                                                     100                 100
 Additional paid-in capital                                   123,230             123,230
 Accumulated other comprehensive loss                          (5,855)             (5,855)
 Accumulated deficit                                           (8,090)             (7,947)
                                                            ---------           ---------
  Total shareholders' equity                                  109,385             109,528
                                                            ---------           ---------

    Total liabilities and shareholders' equity              $ 266,149           $ 272,922
                                                            =========           =========


Note: The condensed consolidated balance sheet at October 31, 1998 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                                                    Three Months Ended
                                                             --------------------------------
                                                               January 30,        January 31,
                                                                  1999               1998
                                                             -------------     --------------
Net sales                                                    $     78,950      $    100,800
Cost of sales                                                      68,024            85,414
                                                             ------------      ------------
Gross profit                                                       10,926            15,386

Selling, general and administrative expenses                        9,463            10,509
Other income, net                                                     139                24
                                                             ------------      ------------

Operating profit                                                    1,602             4,901
Interest income                                                        --               325
Interest expense                                                   (1,890)           (2,284)
                                                             ------------      ------------

Income (loss) before income taxes                                    (288)            2,942
Provision (benefit) for income taxes                                 (145)            1,250
                                                             ------------      ------------

Net income (loss)                                            $       (143)     $      1,692
                                                             ============      ============

Weighted average number of common shares outstanding           10,000,000        10,000,000
                                                             ============      ============

Basic earnings per common share                              $      (0.01)     $       0.17
                                                             ============      ============


See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                          --------------------------------
                                                                            January 30,        January 31,
                                                                                1999               1998
                                                                          -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                         $   (143)      $  1,692
                                                                               --------       --------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization, except amounts included
           in interest expense                                                    2,889          2,979
         Interest accretion and debt issuance cost amortization                      78             81
         Other, net                                                                 320           (198)
         Changes in assets and liabilities:
           Accounts receivable                                                   10,879          4,744
           Inventories                                                           (4,297)        (1,936)
           Prepaid expenses and other assets                                       (561)          (775)
           Accounts payable                                                      (2,505)        (1,262)
           Accrued expenses and other liabilities                                (1,804)        (1,778)
                                                                               --------       --------
              Total adjustments                                                   4,999          1,855
                                                                               --------       --------
       Net cash provided by operating activities                                  4,856          3,547
                                                                               --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Property and equipment additions                                            (1,581)        (4,651)
                                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Revolving credit facility borrowings (repayments), net                      (3,667)           229
     Borrowings and repayment of other long-term debt, net                        1,027           (438)
                                                                               --------       --------
       Net cash used in financing activities                                     (2,640)          (209)
                                                                               --------       --------

Net increase (decrease) in cash                                                     635         (1,313)
Cash at beginning of period                                                       1,549          3,888
                                                                               --------       --------

Cash at end of period                                                          $  2,184       $  2,575
                                                                               ========       ========

Supplemental cash flow information:
     Interest paid                                                             $  1,882       $  1,188
     Income taxes paid                                                              299            488


See notes to condensed consolidated financial statements.


JPS TEXTILE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         Unless the context otherwise requires, the terms "JPS" and the "Company" as used in these condensed consolidated financial statements mean JPS Textile Group, Inc. and JPS Textile Group, Inc. together with its subsidiaries, respectively.

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 30, 1999 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

2.       Inventories (in thousands):


                                                                                      January 30,  October 31,
                                                                                        1999          1998
                                                                                      ----------   -----------
              Raw materials and supplies                                              $  10,614    $  10,382
              Work-in-process                                                            16,024       16,690
              Finished goods                                                             29,201       24,470
                                                                                      ---------    ---------

                  Total                                                               $  55,839    $  51,542
                                                                                      =========    =========



3.       Long-Term Debt (in thousands):

                                                                                     January 30,   October 31,
                                                                                        1999          1998
                                                                                     -----------   ---------
              Senior credit facility, revolving line of credit                        $  90,428    $  94,095
              Equipment financing                                                         2,434        2,645
              Capital lease obligation                                                    4,635        3,396
                                                                                      ---------    ---------
                  Total                                                                  97,497      100,136
              Less current portion                                                       (1,131)      (1,047)
                                                                                      ---------    ---------
              Long-term portion                                                       $  96,366    $  99,089
                                                                                      =========    =========

                                      -6-

4.       Contingencies

         The Company has provided for all estimated future costs associated with certain roofing products including those sold by the Predecessor Stevens Division operations. The liability for future costs associated with these roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. Based on warranties that were issued on the roofs, the Company estimates that substantially all these roofing product claims will be resolved by the year 2000. The liability for such products was approximately $2.6 million at January 30, 1999 and $2.8 million at October 31, 1998. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for these roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At January 30, 1999, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $26 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2004 through 2013. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $23 million (subject to adjustment) which expire in 2004 through 2013. Alternative minimum tax credits of approximately $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company generated approximately $1.0 million of net operating loss carryforwards for regular federal income tax purposes during the quarter ended January 30, 1999.

         The Company's ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $32 million has been provided.

         The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

         In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint against JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of JPS, and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's roofing membrane installed on approximately 150 Sears stores. No trial date has been established. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss which may result. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

5.       Comprehensive Income

         Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of changes in equity during a period from transactions and other events from nonowner sources. The statement requires certain items such as minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. In the quarters ended January 30, 1999 and January 31, 1998 there were no components of other comprehensive income. The accumulated other comprehensive loss is comprised of an additional minimum pension liability recorded in Fiscal 1998.

6.       Segment Reporting

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the enterprise for which such information is available and is utilized by the chief operating decision maker in allocating resources and assessing performance. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company at the Fiscal 1999 year end, unless adopted earlier. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

7.       Earnings Per Share

         In the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of basic and diluted earnings per share, as defined. Basic earnings per share for the quarters ended January 30, 1999 and January 31, 1998, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The presentation of diluted earnings per share was not required for the quarters ended January 30, 1999 and January 31, 1998 since the inclusion of additional shares assuming the exercise of stock options and warrants was antidilutive.

8.       Subsequent Events

         On February 27, 1999, Jerry E. Hunter resigned as President and Chief Executive Officer of the Company and as Chairman of the Board of Directors of the Company in connection with his retirement from the Company. As provided by his employment agreement, Mr. Hunter will receive termination benefits including (a) his annual base salary through October 9, 2000, (b) a lump sum payment of his target annual bonus computed through October 9, 2000 without regard to whether the performance goals are met and (c) continuation of all health and life insurance benefits for twenty-four months following his termination. The total value of these termination benefits is estimated to be approximately $1.0 million and will be charged to operations in the Company's Fiscal 1999 second quarter. Also, on February 27, 1999, the Board elected Michael L. Fulbright to serve as Chairman of the Board and as President and Chief Executive Officer of the Company. The Company entered into an Employment Agreement with Mr. Fulbright, dated February 28, 1999, which provides that Mr. Fulbright will serve as Chairman, President and Chief Executive Officer of the Company until October 31, 2001. Under the Employment Agreement, Mr. Fulbright's base salary is $550,000 per annum. In addition, Mr. Fulbright received a relocation grant cash payment of $325,000. Mr. Fulbright is eligible to receive an annual bonus for each of fiscal years 1999, 2000 and 2001 of between 50% and 200% of his base salary based upon the Company's attainment of certain performance goals specified in its annual Management Incentive Bonus Plan, provided the bonus for the 1999 fiscal year will be not less than 50% of his base salary for the 1999 fiscal year (without regard to whether the performance goals for such year are met). Simultaneously with the execution of the Employment Agreement, pursuant to a Stock Option Agreement, the Compensation Committee of the Board granted Mr. Fulbright options to acquire 500,000 shares of the Company's common stock at $3.125 per share (the fair market value per share, as determined by the Compensation Committee on February 28, 1999). The grant of the options is subject to stockholder approval of the First Amendment to the JPS Textile Group, Inc. 1997 Incentive and Capital Accumulation Plan, which, if approved, would increase the number of shares available under the Company's 1997 Incentive and Capital Accumulation Plan.

          As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, pursuant to the terms of an Asset Purchase Agreement dated as of January 11, 1999, as amended, between JPS Converter and Industrial Corp.("C&I"), a wholly-owned subsidiary of JPS, and Belding Hausman Incorporated, C&I sold substantially all of the assets of its Boger City Plant located in Lincolnton, North Carolina. This plant was engaged primarily in the manufacture and sale of home fashion textiles and accounted for sales of approximately $4.1 million in each of the 1999 and 1998 first quarters. This transaction was consummated on March 2, 1999. The net cash proceeds from the sale were approximately $7.6 million and were used to reduce outstanding borrowings under the Company's revolving credit facility. The purchase price is subject to a post-closing adjustment based upon the amount of inventories transferred. In accordance with SFAS No. 121, the results of operations for Fiscal 1998 included a charge for writedown of certain long-lived assets of approximately $12.5 million, including related organization value in excess of amounts allocable to identifiable assets. No additional charges were recorded in the 1999 first quarter. The ongoing home fashion textiles business consists primarily of yarn sales.

         On February 10, 1999, the Company announced that it would close its Angle Plant located in Rocky Mount, Virginia, as a result of the Company's assessment of the market conditions for apparel products constructed primarily of filament yarns. As a result of this decision, the results of operations for Fiscal 1998 included a "charge for writedown of certain long-lived assets" of approximately $4.3 million representing the loss on impairment of assets (approximately $2.7 million) for the excess of the carrying value of the plant over its estimated net realizable value (as determined by independent appraisal or quoted prices from used equipment dealers) and the writeoff of approximately $1.6 million of related reorganization value in excess of amounts allocable to identifiable assets in accordance with SFAS No. 121. No charges were recorded in the 1999 first quarter. This plant closing is expected to be completed by the end of the Company's Fiscal 1999 third quarter. The Company expects to incur approximately $1.4 million in plant closing costs in Fiscal 1999 related principally to employee severance and plant run-out costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking information statements that involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements regarding the Company's expectations of the impact of the year 2000 issue on results of operations. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, which are made only as of the date hereof.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.


                                                     (In Thousands)
                                                   Three Months Ended
                                            ------------------------------
                                            January 30,       January 31,
                                               1999               1998
                                            -----------       ------------

Net sales:
   Industrial products                      $  35,397           $  33,196
   Apparel fabrics                             37,352              61,392
   Home fashion textiles                        6,201               6,212
                                            ---------           ---------

   Net sales                                $  78,950           $ 100,800
                                            =========           =========

Operating profit:
   Industrial products                      $   3,018           $   2,643
   Apparel fabrics                                 40               3,762
   Home fashion textiles                           32                 (93)
   Indirect corporate expenses, net            (1,488)             (1,411)
                                            ---------           ---------

   Operating profit                             1,602               4,901

Interest income                                    --                 325
Interest expense                               (1,890)             (2,284)
                                            ---------           ---------

Income (loss) before income taxes           $    (288)          $   2,942
                                            =========           =========


INTRODUCTION

The Company is continuing to reposition itself as a diversified industrial and speciality products company as it streamlines the apparel and yarn businesses. Certain actions have been taken to improve profitability in Fiscal 1999, as the Company pursues profitable growth strategies globally in industrial products. As discussed below, on March 2, 1999, the Company completed the sale of its Boger City Plant, which generated a majority of the Company's home fashion textiles business. The closing of the Company's Angle Plant, which produces apparel products, is proceeding and the Company expects such closing will be completed by the end of its third fiscal quarter. Additionally, the Company is performing an analysis of all its businesses, facilities and capital needs and will use this process to establish its strategic direction and plan of implementation for the remainder of Fiscal 1999.

RESULTS OF OPERATIONS

Three Months Ended January 30, 1999 (the "1999 First Quarter") Compared to the Three Months Ended January 31, 1998 (the "1998 First Quarter")

Consolidated net sales decreased $21.8 million, or 21.6%, from $100.8 million in the 1998 first quarter to $79.0 million in the 1999 first quarter. Operating profit decreased $3.3 million from $4.9 million in the 1998 first quarter to $1.6 million in the 1999 first quarter.

Net sales in the industrial products segment, which includes single-ply roofing and environmental membrane, woven substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications and extruded urethane products increased $2.2 million, or 6.6%, from $33.2 million in the 1998 first quarter to $35.4 million in the 1999 first quarter. Sales of fiberglass and roofing products increased in the 1999 first quarter. The electronics industry represents the largest customer segment for the Company's fiberglass products. In Fiscal 1998 global consumer demand for electronic products did not meet expectations and, combined with other factors, including the weakness in Asian economies, led to a slowdown in demand for certain fiberglass fabrics used in the manufacture of electrical circuit boards. In view of this market softness, the Company took a number of steps to improve capacity utilization including finalizing arrangements with its largest customers to purchase greater quantities of the Company's production. These actions led to an increase in sales in the 1999 first quarter compared to the 1998 first quarter. Also, in fiscal 1998, the Company completed its capacity expansion and modernization program which it believes has contributed to lower costs and higher productivity in the 1999 first quarter. The domestic roofing market continues to be characterized by intense competition and market consolidation with new and aggressive competitors in the Company's market niches. The Company has addressed these factors with aggressive pricing strategies and has strengthened its sales management in certain key territories.

Operating profit in the 1999 first quarter for the industrial products segment increased $0.4 million from $2.6 million in the 1998 first quarter to $3.0 million in the 1999 first quarter. This increase is principally due to the increase in sales volume, lower costs and higher productivity in the 1999 first quarter. Price pressure is expected to continue in the foreseeable future but the Company believes that through a series of customer agreements and other marketing improvements, future sales of industrial products will improve. In addition, improvements in manufacturing efficiencies related to capital expenditures, lower raw material costs and improved product mix, are expected to continue.

Net sales of apparel fabrics, which include unfinished woven apparel fabrics (greige goods) and yarn primarily for women's wear, decreased $24.0 million, or 39.1%, from $61.4 million in the 1998 first quarter to $37.4 million in the 1999 first quarter. Market conditions for apparel fabrics has weakened significantly since the 1998 first quarter, which was exceptionally strong, with unit volumes and selling prices well below prior-year levels. The high level of apparel imports continue to negatively affect demand for domestically produced fabrics. In addition, apparel manufacturers are continuing the trend of substituting lower cost imported polyester fabrics for acetate-rich fabrics. As a result of this market softness and the Company's assessment of the ongoing market condition for apparel products, management concluded that its Angle Plant located in Rocky Mount, Virginia, should be closed. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, the results of operations for Fiscal 1998 included a charge for writedown of certain long-lived assets of approximately $4.3 million related principally to the loss on impairment of the plant in accordance with SFAS No. 121. The Company expects to complete the plant closing by the end of its 1999 third quarter and expects that the plant closure will result in improved earnings and cash flow from operations in the future. The Company estimates that approximately $1.4 million in plant closing costs will be incurred in Fiscal 1999 related principally to employee severance and plant run-out costs.
No such costs were incurred in the 1999 first quarter.

Operating profit in the 1999 first quarter for the apparel fabrics segment decreased by $3.8 million from $3.8 million in the 1998 first quarter to break even in the 1999 first quarter. This decrease is due principally to the lower sales volume, lower unit prices and the effects of lower production levels.

Net sales in the 1999 first quarter in the home fashion textiles segment, which includes woven drapery fabrics and yarns for the home furnishings industry, remained constant with the 1998 first quarter at $6.2 million. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, pursuant to the terms of an Asset Purchase Agreement dated as of January 11, 1999, as amended, between C&I and Belding Hausman Incorporated, C&I sold substantially all of the assets of its Boger City Plant located in Lincolnton, North Carolina. This plant was engaged primarily in the manufacture and sale of home fashion textiles and accounted for sales of approximately $4.1 million in the 1999 and 1998 first quarters. This transaction was consummated on March 2, 1999. The net cash proceeds from the sale were approximately $7.6 million and were used to reduce outstanding borrowings under the Company's revolving credit facility. The purchase price is subject to a post-closing adjustment based upon the amount of inventories transferred. In accordance with SFAS No. 121, the results of operation for Fiscal 1998 included a charge for writedown of certain long-lived assets, including related reorganization value in excess of amounts allocable to identifiable assets, of approximately $12.5 million. No additional charges were recorded in the 1999 first quarter. The ongoing home fashion textiles business will consist primarily of yarn sales.

Operating profit in the 1999 first quarter for the home fashion textiles segment increased $0.1 million primarily as a result of lower depreciation charges reflecting the writedown of fixed assets to net realizable value in Fiscal 1998, as discussed above.

Indirect corporate expenses increased $0.1 million in the 1999 first quarter compared to the 1998 first quarter principally due to higher professional fees.

In the 1998 first quarter the Company held certain investments which were to be used to satisfy the contingent notes payable. On August 31, 1998, the Company repaid the approximately $34 million in principal amount of contingent notes plus accrued interest with the proceeds from the sale of these investments. Accordingly, interest income in the 1999 first quarter decreased by $0.3 million from the 1998 first quarter and interest expense decreased by approximately the same amount as a result of the repayment of the contingent notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement, (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount (currently $48,501,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. On October 30, 1998, the Credit Agreement was amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures,
(ii) modify the interest rate margin and unused commitment fees and (iii) provide additional reduction of the fixed asset portion of the Borrowing Base. As of January 30, 1999, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and .25% for Base Rate borrowings). The weighted average interest rate at January 30, 1999 is approximately 7.45%. The Company pays a fee of .25% per annum if a specified fixed charge coverage ratio is satisfied and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of January 30, 1999, unused and outstanding letters of credit totaled $1,526,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At January 30, 1999, the Company had approximately $30.8 million available for borrowing under the Revolving Credit Facility.

In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total cost of assets under lease at January 30, 1999 was approximately $5.0 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market value at the end of the lease term.

During the 1999 first quarter, cash provided by operating activities was $4.9 million. Working capital decreased slightly from $90.8 million at October 31, 1998 to $90.4 million at January 30, 1999. Accounts receivable decreased by $10.9 million from October 31, 1998 to January 30, 1999 due to seasonally lower sales in January 1999 compared to October 1998. Inventories increased by $4.3 million, primarily in finished goods, during the 1999 first quarter as a result of the lower sales volume in that period. Accounts payable decreased by $2.5 million from October 31, 1998 to January 30, 1999 primarily as a result of the slowdown in sales volume in January 1999 compared to October 1998 and the corresponding decrease in production requirements. Accrued interest decreased $0.1 million from October 31, 1998 to January 30, 1999 due to the timing of interest payments on the Company's revolving credit facility. Accrued salaries, benefits and withholding decreased $0.2 million from October 31, 1998 to January 30, 1999 due to payment of fiscal year-end accrued incentive compensation. Other accrued expenses decreased $2.3 million during the 1999 first quarter due to a decrease in certain accrued restructuring fees and expenses.

The principal use of cash in the 1999 first quarter was for capital expenditures of $1.6 million and net repayment of borrowings under the Revolving Credit Facility of $3.7 million. As of January 30, 1999, the Company had commitments of $0.3 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 1999 of approximately $8.2 million and expects such amounts to be funded by cash from operations, bank and other equipment financing services.

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

Costs Associated with Year 2000 Compliance

The incremental cost of addressing the Year 2000 issue will be substantially absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company, however, retains contract programmers to work on discrete projects and will continue this practice into the foreseeable future. The incremental cost of addressing the Year 2000 issue is estimated at $210,000 with $79,000 having been spent as of January 30, 1999. Most of these expenditures have been for remediation or replacement of existing systems. Management believes that the cost of Year 2000 modifications will not have a material effect on results of operations. The estimated cost of the Year 2000 project and the dates on which the Company believes it will be completed are based on management's best estimate. There can be no assurances that these estimates will not change. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

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

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. SOP 98-1 is effective for the Company in Fiscal 1999.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of January 30, 1999, approximately $90.4 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

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

JPS TEXTILE GROUP, INC.

                          PART II - OTHER INFORMATION
Item
1.       Legal Proceedings                                                None
2.       Changes in Securities                                            None
3.       Defaults Upon Senior Securities                                  None
4.       Submission of Matters to a Vote of Security Holders              None
5.       Other Information                                                None
6.       Exhibits and Reports on Form 8-K:
         (a)      Exhibits:
                  (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
                  (27)     Financial Data Schedule
         (b)      Current Reports on Form 8-K:
                  No reports on Form 8-K were filed for the first quarter ended January 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JPS TEXTILE GROUP, INC.

Date: March 16, 1999                       /s/ John W. Sanders, Jr.
                                           ------------------------
                                           John W. Sanders, Jr.
                                           Executive Vice President - Finance &
                                            Chief Financial Officer