Form 10-Q
period 1999-05-01
JPS TEXTILE GROUP INC /DE/
filed 1999-06-11
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .
                               --------------   ------------

                         Commission File Number 33-27038

                             JPS TEXTILE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                            57-0868166
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina    29607
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                  Registrant's telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of June 7, 1999.

JPS TEXTILE GROUP, INC.
INDEX

                                                                                                        Page
PART I.  FINANCIAL INFORMATION                                                                         Number

     Item 1.      Condensed Consolidated Balance Sheets
                      May 1, 1999 (Unaudited) and October 31, 1998.................................       3

                  Condensed Consolidated Statements of Operations
                      Three Months and Six Months Ended May 1, 1999 and
                      May 2, 1998 (Unaudited)......................................................       4

                  Condensed Consolidated Statements of Cash Flows
                      Six Months Ended May 1, 1999 and
                      May 2, 1998 (Unaudited)......................................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................      11

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................      18

PART II. OTHER INFORMATION ........................................................................      19

Item 1.  Financial Statements

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)                                             May 1,      October 31,
                                                            1999           1998
                                                         ---------     -----------
                                                        (Unaudited)
ASSETS

Current assets:
   Cash                                                  $   2,010       $   1,549
   Accounts receivable                                      46,791          62,556
   Inventories (Note 2)                                     53,054          46,836
   Prepaid expenses and other (Note 5)                       6,129           4,101
   Net assets of discontinued operations (Note 4)            5,077          15,406
   Net assets held for sale                                     --           9,652
                                                         ---------       ---------
     Total current assets                                  113,061         140,100

Property, plant and equipment, net                          88,112          87,890
Reorganization value in excess of amounts
   allocable to identifiable assets                         31,928          36,532
Other assets                                                 4,212           3,141
                                                         ---------       ---------

         Total assets                                    $ 237,313       $ 267,663
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  18,164       $  19,890
   Accrued interest                                            964           1,055
   Accrued salaries, benefits and withholdings              13,526           6,835
   Other accrued expenses                                   13,512          10,274
   Current portion of long-term debt (Note 3)                  938           1,047
                                                         ---------       ---------
     Total current liabilities                              47,104          39,101

Long-term debt (Note 3)                                     86,679          98,693
Other long-term liabilities                                 20,429          20,341
                                                         ---------       ---------
     Total liabilities                                     154,212         158,135
                                                         ---------       ---------

Shareholders' equity:
   Common stock                                                100             100
   Additional paid-in capital                              123,230         123,230
   Accumulated other comprehensive loss                     (5,855)         (5,855)
   Accumulated deficit                                     (34,374)         (7,947)
                                                         ---------       ---------
     Total shareholders' equity                             83,101         109,528
                                                         ---------       ---------

         Total liabilities and shareholders' equity      $ 237,313       $ 267,663
                                                         =========       =========

Note: The condensed consolidated balance sheet at October 31, 1998 has been extracted from the audited financial statements (as reclassified for discontinued operations, see Note 4).

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)


                                                       Three Months Ended                    Six Months Ended
                                                 ------------------------------      ------------------------------
                                                    May 1,            May 2,            May 1,            May 2,
                                                     1999              1998              1999              1998
                                                 ------------       -----------      ------------       -----------

Net sales                                        $     72,285       $    86,531      $    142,669       $   174,409
Cost of sales                                          61,167            71,352           120,655           144,912
                                                 ------------       -----------      ------------       -----------
Gross profit                                           11,118            15,179            22,014            29,497

Selling, general and administrative
     expenses                                           9,879             9,249            18,726            19,097
Other income (expense), net                              (233)               34               (94)               59
Charges for plant closing and
     restructuring costs                               (3,718)               --            (3,718)               --
                                                 ------------       -----------      ------------       -----------
Operating profit (loss)                                (2,712)            5,964              (524)           10,459

Interest expense                                        1,884             1,854             3,775             3,814
                                                 ------------       -----------      ------------       -----------
Income (loss) before income taxes
     and discontinued operations                       (4,596)            4,110            (4,299)            6,645
Provision (benefit) for income taxes                   (1,105)            1,786            (1,249)            2,863
                                                 ------------       -----------      ------------       -----------
Income (loss) before discontinued
     operations                                        (3,491)            2,324            (3,050)            3,782
Discontinued operations (net of taxes):
     Income (loss) from discontinued
         operations                                      (313)              547              (898)              780
     Net loss on disposal of discontinued
         operations                                   (22,479)               --           (22,479)               --
                                                 ------------       -----------      ------------       -----------
Net income (loss)                                $    (26,283)      $     2,871      $    (26,427)      $     4,562
                                                 ============       ===========      ============       ===========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                            10,000,000        10,000,000        10,000,000        10,000,000

Basic and diluted earnings (loss)  per
     common share:
     Income (loss) before discontinued
         operations                              $      (0.35)      $      0.23      $      (0.30)      $      0.38
     Discontinued operations, net of taxes:
         Income (loss) from discontinued
              operations                                (0.03)             0.06             (0.09)             0.08
         Net loss on disposal of
              discontinued operations                   (2.25)               --             (2.25)               --
                                                 ------------       -----------      ------------       -----------
Net income (loss)                                $      (2.63)      $      0.29      $      (2.64)      $      0.46
                                                 ============       ===========      ============       ===========

See notes to condensed consolidated financial statements.

JPS TEXTILE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                Six Months Ended
                                                                             -----------------------
                                                                              May 1,         May 2,
                                                                               1999           1998
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $(26,427)      $  4,562
                                                                             --------       --------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization, except amounts included
           in interest expense                                                  6,031          5,830
         Interest accretion and debt issuance cost amortization                   167            169
         Other, net                                                               475           (604)
         Charges for plant closing and restructuring costs                      3,718             --
         Loss (income) from discontinued operations                               898           (780)
         Loss on disposal of discontinued operations                           22,479             --
         Changes in assets and liabilities:
           Accounts receivable                                                 15,491         11,848
           Inventories                                                         (5,732)        (6,716)
           Prepaid expenses and other assets                                     (139)         2,022
           Accounts payable                                                    (3,650)           355
           Accrued expenses and other liabilities                              (5,639)          (268)
                                                                             --------       --------
              Total adjustments                                                34,099         11,856
                                                                             --------       --------

       Net cash provided by operating activities                                7,672         16,418
                                                                             --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Property and equipment additions                                          (3,171)       (12,002)
     Proceeds from sale of assets                                               8,391            -0-
                                                                             --------       --------
     Net cash provided by (used in) investing activities                        5,220        (12,002)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Financing costs incurred                                                    (250)          (146)
     Revolving credit facility borrowings (repayments), net                   (12,190)        (5,677)
     Borrowings (repayments) of other long-term debt                                9           (877)
                                                                             --------       --------
       Net cash used in financing activities                                  (12,431)        (6,700)
                                                                             --------       --------

Net increase (decrease) in cash                                                   461         (2,284)
Cash at beginning of period                                                     1,549          3,888
                                                                             --------       --------

Cash at end of period                                                        $  2,010       $  1,604
                                                                             ========       ========

Supplemental cash flow information:
     Interest paid                                                           $  3,176       $  3,248
     Income taxes paid                                                            326            609

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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 1, 1999 and for all periods presented have been made.

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

2. Inventories (in thousands):

                                                                     May 1,       October 31,
                                                                      1999           1998
                                                                   ---------      -----------
              Raw materials and supplies                            $  9,404       $ 10,382
              Work-in-process                                         13,204         16,690
              Finished goods                                          30,446         19,764
                                                                    --------       --------

                  Total                                             $ 53,054       $ 46,836
                                                                    ========       ========

3. Long-Term Debt (in thousands):


                                                                    May 1,       October 31,
                                                                     1999           1998
                                                                   ---------     -----------
             Senior credit facility, revolving line of credit       $ 81,905       $ 94,095
              Equipment financing                                      1,200          2,249
              Capital lease obligation                                 4,512          3,396
                                                                    --------       --------
                  Total                                               87,617         99,740
              Less current portion                                      (938)        (1,047)
                                                                    --------       --------
              Long-term portion                                     $ 86,679       $ 98,693
                                                                    ========       ========

4.       Discontinued Operations and Certain Other Charges

         In the quarter ended May 1, 1999, management of the Company recommended, and the Board of Directors of the Company approved, a plan to exit the Company's cotton commercial products and yarn sales segments which will result in the closure of the Company's Borden Plant in Kingsport, Tennessee and Stanley Plant in Stanley, North Carolina before the end of the Company's Fiscal 1999 third quarter. The accompanying condensed consolidated statements of operations include a charge for loss on disposal of discontinued operations of approximately $22.5 million representing the writedown of the plant assets to net realizable value, employee severance, plant run-out costs and other plant closing costs. In addition, the results of operations for all periods presented have been reclassified to reflect these segments as discontinued operations. In the quarter ended May 1, 1999, the Company recorded a tax benefit of approximately $1.2 million on the discontinued operations. The benefit is limited as a result of uncertainties regarding the ability to utilize these losses in future years. The benefit recorded represents the amount of loss expected to be utilized during the current year to offset income from continuing operations. Net sales from the discontinued operation of the cotton commercial products and yarn sales segments were approximately $11.0 million and $14.8 million in the three months ended May 1, 1999 and May 2, 1998, respectively, and approximately $19.6 million and $27.7 million in the six months ended May 1, 1999 and May 2, 1998, respectively. The net assets of these segments (adjusted to net realizable value) are classified as "net assets of discontinued operations" on the accompanying condensed consolidated balance sheets.

         On February 10,1999, the Company announced that it would close its Angle Plant located in Rocky Mount, Virginia, as a result of the Company's assessment of the market conditions for apparel products constructed primarily of filament yarns. As a result of this decision, the results of operations for Fiscal 1998 included a "charge for writedown of certain long-lived assets" of approximately $4.3 million representing the loss on impairment of assets (approximately $2.7 million) for the excess of the carrying value of the plant over its estimated net realizable value (as determined by independent appraisal or quoted prices from used equipment dealers) and the writeoff of approximately $1.6 million of related reorganization value in excess of amounts allocable to identifiable assets in accordance with SFAS No.
         121. In the quarter ended May 1, 1999, the Company recorded an additional "charge for plant closing" of approximately $1.8 million principally for employee severance related to the Angle shutdown. This plant closing is expected to be completed by the end of the Company's Fiscal 1999 third quarter.

         The Company also recorded other non-recurring restructuring charges of approximately $1.9 million related principally to employee severance and the buy-out of lease commitments on certain permanently idled equipment.

5.       Contingencies

         The Company has provided for all estimated future costs associated with certain roofing products including those sold by the Predecessor Stevens Division operations. The liability for future costs associated with these roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. The liability for such products was approximately $2.5 million at May 1, 1999 and $2.8 million at October 31, 1998. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for these roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At May 1, 1999, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $29 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2004 through 2013. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $23 million (subject to adjustment) which expire in 2004 through 2013. Alternative minimum tax credits of approximately $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company generated approximately $3.0 million of net operating loss carryforwards for regular federal income tax purposes during the six month period ended May 1, 1999.

         The Company's ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets, including tax benefits that may be realized upon the disposition of discontinued operations. Therefore, a valuation allowance of approximately $35 million has been provided.

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

6.       Comprehensive Income

         Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of changes in equity during a period from transactions and other events from nonowner sources. The statement requires certain items such as minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. In the quarters ended May 1, 1999 and May 2, 1998 there were no components of other comprehensive income. The accumulated other comprehensive loss is comprised of an additional minimum pension liability recorded in the fourth quarter of Fiscal 1998.

7.       Segment Reporting

         Effective in the quarter ended May 1, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable segments are Elastomerics, Glass, and Apparel. The reportable segments were determined using the Company's method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold. The customer base, manufacturing process and method of distribution does vary significantly by product. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental-geomembranes and various polyurethane products. The Glass segment produces and markets specialty substrates woven from fiberglass and other specialty fibers for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense and aerospace. The Apparel segment produces and markets unfinished woven fabrics for use in a broad range of consumer apparel products for use in the women's dress and sportswear markets.

         During the process of implementing SFAS No. 131, the Company identified two other segments which met its criteria as reportable segments. These two segments are the cotton commercial products segment and the yarn sales segment. As discussed in Note 4, in the quarter ended May 1, 1999, management of the Company approved a plan to exit these segments. Such segments are reported in the accompanying condensed consolidated financial statements as discontinued operations and are not included in the segment information below or in Item 2 contained herein.

         The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment's operating profit, defined as earnings before interest and taxes. The following table presents certain information regarding the business segments:


                                                                    (In Thousands)
                                                  Three Months Ended                Six Months Ended
                                                  ------------------                ----------------
                                                 May 1,          May 2,          May 1,          May 2,
                                                  1999            1998            1999            1998
                                                --------       ---------       ---------       ---------
         Net sales:
              Elastomerics                      $ 21,049       $  20,565       $  38,886       $  37,981
              Glass                               22,125          21,192          41,925          38,569
              Apparel                             31,882          46,345          66,870         100,941
                                                --------       ---------       ---------       ---------
                                                  75,056          88,102         147,681         177,491
              Less intersegment sales (1)         (2,771)         (1,571)         (5,012)         (3,082)
                                                --------       ---------       ---------       ---------
              Net sales                         $ 72,285       $  86,531       $ 142,669       $ 174,409
                                                ========       =========       =========       =========

         Operating profit:
              Elastomerics                      $  2,425       $   2,022       $   3,957       $   3,123
              Glass                                  533           2,265           2,051           3,652
              Apparel (2)                         (2,052)          3,032          (1,480)          6,445
              Indirect corporate
                 expenses, net (3)                (3,618)         (1,355)         (5,052)         (2,761)
                                                --------       ---------       ---------       ---------
              Operating profit (loss)             (2,712)          5,964            (524)         10,459
         Interest expense                         (1,884)         (1,854)         (3,775)         (3,814)
                                                --------       ---------       ---------       ---------
         Income (loss) before income taxes
            and discontinued operations         $ (4,596)      $   4,110       $  (4,299)      $   6,645
                                                ========       =========       =========       =========



                                                  May 1,      October 31,
                                                   1999          1998
                                                 --------     -----------
Identifiable assets:
     Elastomerics                                $ 44,963     $ 46,764
     Glass                                         54,346       54,133
     Apparel                                       92,226      109,008
                                                 --------     --------
        Total segments                            191,535      209,905
     Corporate and other                           40,701       42,352
      Net assets of discontinued operations         5,077       15,406
                                                 --------     --------
        Total assets                             $237,313     $267,663
                                                 ========     ========

(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

(2) The operating loss for the Apparel segment in the periods ended May 1, 1999 includes plant closing costs of approximately $1.8 million and other restructuring charges of approximately $0.6 million.

(3) Indirect corporate expenses for the periods ended May 1, 1999 include other restructuring charges of approximately $1.3 million.



8.   Earnings Per Share

     In the quarter ended May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of basic and diluted earnings per share, as defined. Basic earnings per share for the period ended May 1, 1999 and May 2, 1998, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The presentation of diluted earnings per share was not required for the period ended May 1, 1999 and May 2, 1998 since the inclusion of additional shares assuming the exercise of stock options and warrants is antidilutive.

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

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. As discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 herein, effective in the quarter ended May 1, 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Accordingly, segment information for prior periods has been restated to conform to the current presentation.


                                                               (In Thousands)
                                             Three Months Ended               Six Months Ended
                                           ------------------------       ------------------------
                                            May 1,         May 2,           May 1,         May 2,
                                             1999           1998            1999            1998
                                           --------       ---------       ---------       ---------
Net sales:
     Elastomerics                          $ 21,049       $  20,565       $  38,886       $  37,981
     Glass                                   22,125          21,192          41,925          38,569
     Apparel                                 31,882          46,345          66,870         100,941
                                           --------       ---------       ---------       ---------
                                             75,056          88,102         147,681         177,491

     Less intersegment sales                 (2,771)         (1,571)         (5,012)         (3,082)
                                           --------       ---------       ---------       ---------

     Net sales                             $ 72,285       $  86,531       $ 142,669       $ 174,409
                                           ========       =========       =========       =========

Operating profit:
     Elastomerics                          $  2,425       $   2,022       $   3,957       $   3,123
     Glass                                      533           2,265           2,051           3,652
     Apparel                                 (2,052)          3,032          (1,480)          6,445
     Indirect corporate expenses, net        (3,618)         (1,355)         (5,052)         (2,761)
                                           --------       ---------       ---------       ---------

     Operating profit (loss)                 (2,712)          5,964            (524)         10,459

Interest expense                             (1,884)         (1,854)         (3,775)         (3,814)
                                           --------       ---------       ---------       ---------

Income (loss) before income taxes
   and discontinued operations             $ (4,596)      $   4,110       $  (4,299)      $   6,645
                                           ========       =========       =========       =========


INTRODUCTION

The Company is continuing to reposition itself as a diversified industrial and speciality products company as it streamlines its apparel business and exits other textile businesses. Certain actions have been taken to improve profitability in Fiscal 1999, as the Company pursues profitable growth strategies globally in industrial products. As discussed below, on March 2, 1999, the Company completed the sale of its Boger City Plant, which generated a majority of the Company's home fashion textiles business. The closing of the Company's

Angle Plant, which produces apparel products, is proceeding and the Company expects such closing will be completed by the end of its third fiscal quarter. In addition, in the quarter ended May 1, 1999, management of the Company approved a plan to exit the Company's cotton commercial products and yarn sales segments thereby narrowing its textile business to apparel fabrics only and bringing heightened focus on its extruded and glass products businesses. The cotton commercial products and yarn sales segments are reported in the accompanying condensed consolidated financial statements as discontinued operations. The Company now operates in three business segments: Elastomerics, Glass and Apparel. The Company also announced that it will change its name to JPS Industries, Inc. to reflect the changing direction of the Company.

RESULTS OF OPERATIONS

Three Months Ended May 1, 1999 (the "1999 Second Quarter") Compared to the Three Months Ended May 2, 1998 (the "1998 Second Quarter")

Consolidated net sales decreased $14.2 million, or 16.4%, from $86.5 million in the 1998 second quarter to $72.3 million in the 1999 second quarter. Operating profit (loss) decreased $8.7 million from an operating profit of $6.0 million in the 1998 second quarter to an operating loss of $2.7 million in the 1999 second quarter. The 1999 second quarter includes charges for plant closing and restructuring costs of approximately $3.7 million. Excluding such charges for comparative purposes, operating profit in the 1999 second quarter was $1.0 million compared to $6.0 million in the 1998 second quarter.

Net sales in the 1999 second quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane and extruded urethane products, increased $0.4 million, or 1.9%, to $21.0 million from $20.6 million in the 1998 second quarter. This increase is primarily attributable to increased sales of roofing products resulting from favorable weather conditions in the eastern United States allowing higher winter construction. The domestic roofing market continues to be characterized by intense competition and market consolidation. The Company has addressed these factors with aggressive pricing strategies and has strengthened its sales management in key territories. Sales of extruded urethane products were also higher in the 1999 second quarter as a result of higher demand for certain of the Company's blown film products.

Operating profit in the 1999 second quarter for the Elastomerics segment increased $0.4 million from $2.0 million in the 1998 second quarter to $2.4 million in the 1999 second quarter. This increase is due to the increase in sales volume, lower costs and improved product mix in the 1999 second quarter.

Net sales in the Glass segment, which includes woven substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, increased $0.9 million, or 4.2%, from $21.2 million in the 1998 second quarter to $22.1 million in the 1999 second quarter. The electronics industry represents the largest customer segment for the Company's fiberglass products. In Fiscal 1998, global consumer demand for electronic products did not meet expectations and, combined with other factors, including the weakness in Asian economies, led to a slowdown in demand for certain fiberglass fabrics used in the manufacture of electrical circuit boards. In view of this market softness, the Company took a number of steps to improve capacity utilization including finalizing arrangements with its largest customers to purchase greater quantities of the Company's production. These actions led to improved sales in the 1999 second quarter compared to the 1998 second quarter.

Operating profit in the 1999 second quarter for the Glass segment decreased $1.8 million from $2.3 million in the 1998 second quarter to $0.5 million in the 1999 second quarter. This decrease reflects continued pricing pressure as a result of the Asian economic situation and the global supply imbalance. Additionally, the Glass segment's operating results were negatively impacted by approximately $2.0 million for inventory valuation and reduction and quality issues related to the start-up of new equipment and changes in product mix.

Net sales of apparel fabrics, which include unfinished woven apparel fabrics (greige goods) primarily for women's wear, decreased $14.4 million, or 31.1%, from $46.3 million in the 1998 second quarter to $31.9 million in the 1999 second quarter. Market conditions for apparel fabrics has weakened significantly since the 1998 second quarter, which was exceptionally strong, with unit volumes and selling prices well below prior-year levels. The high level of apparel imports continue to negatively affect demand for domestically produced fabrics. In addition, apparel manufacturers are continuing the trend of substituting lower cost imported polyester fabrics for acetate-rich fabrics.

Operating profit in the 1999 second quarter for the Apparel segment decreased $5.1 million from an operating profit of $3.0 million in the 1998 second quarter to an operating loss of $2.1 million in the 1999 second quarter. The 1999 second quarter includes charges for plant closing and restructuring costs which totaled approximately $2.4 million. Excluding such charges for comparative purposes, operating profit in the 1999 second quarter was $0.3 million compared to $3.0 million in the 1998 second quarter. This decrease is primarily attributable to the lower sales volume, lower unit prices and the effects of production curtailment to manage inventory levels.

As a result of this market softness and the Company's assessment of the ongoing market condition for apparel products, management concluded that its Angle Plant located in Rocky Mount, Virginia, should be closed. As discussed in the Company's Annual Report Form 10-K for the fiscal year ended October 31, 1998, the results of operations for Fiscal 1998 included a charge for writedown of certain long-lived assets of approximately $4.3 million related principally to the loss on impairment of the plant in accordance with SFAS No. 121. In the 1999 second quarter, the Company recorded additional charges for plant closing of approximately $1.8 million principally related to employee severance. In addition, the Company recorded a charge for restructuring of approximately $0.6 million for the buy-out of lease commitments on certain permanently idled equipment. The Company expects to complete the plant closing by the end of its 1999 third quarter and expects that the plant closure will result in improved earnings and cash flow from operations in the future.

Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Indirect corporate expenses increased $2.2 million in the 1999 second quarter compared to the 1998 second quarter principally due to employee severance recorded in relation to the resignation of Jerry E. Hunter, former President, Chief Executive Officer and Chairman of the Board of Directors of the Company on February 27, 1999. Also contributing to the increase was higher legal and professional fees and stock option expense.

Interest expense in the 1999 second quarter were consistent with the 1998 second quarter.

Six Months Ended May 1, 1999 (the "1999 Six-Month Period") Compared to the Six Months Ended May 2, 1998 (the "1998 Six-Month Period")

Consolidated net sales decreased $31.7 million, or 18.2%, from $174.4 million in the 1998 six-month period to $142.7 million in the 1999 six-month period. Operating profit (loss) decreased $11.0 million from an operating profit of $10.5 million in the 1998 six-month period to an operating loss of $0.5 million in the 1999 six-month period. The 1999 six-month period includes charges for plant closing and restructuring costs of approximately $3.7 million. Excluding such charges for comparative purposes, operating profit in the 1999 six-month period was $3.2 million compared to $10.5 million in the 1998 six-month period.

Net sales in the 1999 six-month period in the Elastomerics segment increased $0.9 million, or 2.4%, to $38.9 million from $38.0 million in the 1998 six-month period. This increase is primarily attributable to increased sales of roofing products resulting from favorable weather conditions in the eastern United States allowing higher winter construction. Sales of liner products were also higher in the 1999 six-month period due to international sales related to the 2000 Summer Olympics.

Operating profit in the 1999 six-month period for the Elastomerics segment increased $0.9 million from $3.1 million in the 1998 six-month period to $4.0 million in the 1999 six-month period. This increase is due to the increase in sales volume, lower costs and improved product mix in the 1999 six-month period.

Net sales in the Glass segment increased $3.3 million, or 8.5%, from $38.6 million in the 1998 six-month period to $41.9 million in the 1999 six-month period. The Company's actions to improve capacity utilization and increase market share, as described earlier, led to the improved sales in the 1999 six-month period.

Operating profit in the 1999 six-month period for the Glass segment decreased $1.6 million from $3.7 million in the 1998 six-month period to $2.1 million in the 1999 six-month period. This decrease reflects continued pricing pressure as result of the Asian economic situation and the global supply imbalance. Additionally, the Glass segment's operating results were negatively impacted by approximately $2.0 million for inventory valuation and reduction and quality issues related to the start-up of new equipment and changes in product mix.

Net sales of apparel fabrics decreased $34.0 million, or 34.0%, from $100.9 million in the 1998 six-month period to $66.9 million in the 1999 six-month period. Market conditions for apparel fabrics has weakened significantly since the 1998 six-month period, which was exceptionally strong, with unit volumes and selling prices well below prior-year levels. The high level of apparel imports continue to negatively affect demand for domestically produced fabrics. In addition, apparel manufacturers are continuing the trend of substituting lower cost imported polyester fabrics for acetate-rich fabrics.

Operating profit in the 1999 six-month period for the Apparel segment decreased $7.9 million from an operating profit of $6.4 million in the 1998 six-month period to an operating loss of $1.5 million in the 1999 six-month period. The 1999 six-month period includes charges for plant closing and restructuring costs which totaled approximately $2.4 million. Excluding such charges for comparative purposes, operating profit in the 1999 six-month period was $0.9 million compared to $6.4 million in the 1998 six-month period. This decrease is primarily attributable to the lower sales volume, lower unit prices and the effects of production curtailment to manage inventory levels.

Intersegment sales consist of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Indirect corporate expenses increased $2.3 million in the 1999 six-month period compared to the 1998 six-month period principally due to employee severance recorded in relation to the resignation of Jerry E. Hunter, former President, Chief Executive Officer and Chairman of the Board of Directors of the Company on February 27, 1999. Also contributing to the increase were higher legal and professional fees and stock option expense.

Interest expense in the 1999 six-month period was consistent with the 1998 six-month period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement, (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $135 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount (currently $45,002,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and
(ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. On October 30, 1998 and April 30, 1999, the Credit Agreement was amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures and (ii) modify the interest rate margin and unused commitment fees. As of May 1, 1999, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at May 1, 1999 is approximately 7.2%. The Company pays an unused commitment fee of .375% but declining to .25% per annum if a specified fixed charge coverage ratio is satisfied and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of May 1, 1999, unused and outstanding letters of credit totaled $1,526,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At May 1, 1999, the Company had approximately $32.4 million available for borrowing under the Revolving Credit Facility.

In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total cost of assets under lease at May 1, 1999 was approximately $5.0 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market value at the end of the lease term.

During the 1999 second quarter, cash provided by operating activities was $7.7 million. Working capital decreased from $101.0 million at October 31, 1998 to $66.0 million at May 1, 1999. Accounts receivable decreased by $15.8 million from October 31, 1998 to May 1, 1999 due to lower sales in May 1999 compared to October 1998. Inventories increased by $6.2 million, primarily in finished goods, during the 1999 second quarter as a result of the lower sales volume in that period. Accounts payable decreased by $1.7 million from October 31, 1998 to May 1, 1999 primarily as a result of the slowdown in sales volume in May 1999 compared to October 1998 and the corresponding decrease in production requirements. Accrued salaries, benefits and withholding increased $6.7 million from October 31, 1998 to May 1, 1999 due to the accrual of severance in relation to plant closings and other restructuring activities. Other accrued expenses increased $3.2 million during the 1999 second quarter due to the accrual of plant closing costs related to the Borden and Stanley

Plants.

The principal use of cash in the 1999 second quarter was for capital expenditures of $1.5 million and net repayment of borrowings under the Revolving Credit Facility of $12.2 million. As of May 1, 1999, the Company had commitments of $0.7 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 1999 of approximately $7.9 million and expects such amounts to be funded by cash from operations, bank and other equipment financing services.

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

The Company's Plan

In Fiscal 1997, the Company conducted a comprehensive review of its computer systems to identify those systems that could be affected by the Year 2000 issue. The Company has developed and is currently implementing its plan to address the Year 2000 issue. Task teams led by senior executives identified six project phases including (i) inventory of systems and process exposure, (ii) risk assessment and prioritization, (iii) remediation of non-compliant systems, (iv) testing and development of compliant systems, (v) maintenance once compliance is achieved and (vi) contingency planning. The Company has completed the inventory and risk assessment phases, most of the remediation and testing phase and is currently developing contingency plans for critical systems, suppliers, customers and service providers. Additionally, testing of remediated IT and process systems will continue through the calendar year-end. Remediation involved repair of existing systems and equipment, and, in some cases, complete replacement with purchased systems and equipment that are Year 2000 compliant. Replaced and modified systems have been subjected to rigorous testing in a non-production environment in parallel with production data and, once deployed, are continually monitored for COMPLIANCE. Activities to maintain such compliance include monitoring of reprogrammed systems once back in production, audits of critical systems, vendor compliance certifications and testing of contingency plans. Management has also reviewed production equipment used in its operations and has performed a written survey of its equipment vendors to certify that the systems imbedded in sophisticated production equipment are Year 2000 compliant. In addition, all new equipment purchases are screened for Year 2000 compliance. The Company expects that the contingency planning phase will be substantially completed by the end of August 1999. However, testing and maintenance will continue throughout 1999.

The Company has corresponded and met with critical vendors and service providers to discern their Year 2000 compliance status and testing procedures. Most of these vendors and service providers supply raw materials and equipment to the Company. The majority of responses have been received, with some requiring additional follow-up which is to be completed by September 1999.

The Company is currently developing contingency plans for its mission-critical applications. The contingency plans will address (i) the development of a contingency planning framework, including common approaches and criteria, (ii) clear assignment of accountability for executing the contingency planning framework, (iii) monitoring of results and (iv) testing and validation. It is anticipated the contingency plans will enable the business to continue in the event there are any system interruptions.

Costs Associated with Year 2000 Compliance

The incremental cost of addressing the Year 2000 issue will be substantially absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company, however, retains contract programmers to work on discrete projects and will continue this practice into the foreseeable future. The incremental cost of addressing the Year 2000 issue is estimated at $210,000, with $95,000 having been spent as of May 1, 1999. Most of these expenditures have been for remediation or replacement of existing systems. Management believes that the cost of Year 2000 modifications will not have a material effect on results of operations. The estimated cost of the Year 2000 project and the dates on which the Company believes it will be completed are based on management's best estimate. There can be no assurances that these estimates will not change. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of May 1, 1999, approximately $81.9 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

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

JPS TEXTILE GROUP, INC.

                           PART II - OTHER INFORMATION
Item
1.   Legal Proceedings                                                    None
2.   Changes in Securities                                                None
3.   Defaults Upon Senior Securities                                      None
4.   Submission of Matters to a Vote of Security Holders                  None
5.   Other Information                                                    None
6.   Exhibits and Reports on Form 8-K:
     (a) Exhibits:

         (10) Second Amendment to the Credit Facility Agreement, dated as of April 30, 1999, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent thereto.

         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

         (27) Financial Data Schedule (for SEC use only)
     (b) Current Reports on Form 8-K:
         (i) Report dated February 27, 1999 disclosing the resignation of Jerry E. Hunter as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and the election of Michael L. Fulbright as President, Chief Executive Officer and Chairman of the Board of Directors of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             JPS TEXTILE GROUP, INC.

Date:    June 11, 1999                 /s/ John W. Sanders, Jr.
                                       -------------------------------------
                                       John W. Sanders, Jr.
                                       Executive Vice President - Finance &
                                         Chief Financial Officer