Form 10-Q
period 1999-07-31
JPS INDUSTRIES INC
filed 1999-09-14
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                        Commission File Number 33-27038

                              JPS INDUSTRIES, INC.
                       (Formerly JPS Textile Group, Inc.)
             (Exact name of registrant as specified in its charter)

           Delaware                                           57-0868166
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina      29607
(Address of principal executive offices)                             (Zip Code)

                  Registrant's telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of September 9, 1999.

JPS INDUSTRIES, INC.
INDEX

                                                                                                        Page
PART I.  FINANCIAL INFORMATION                                                                         Number

     Item 1.      Condensed Consolidated Balance Sheets
                      July 31, 1999 (Unaudited) and October 31, 1998...............................       3

                  Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended July 31, 1999 and
                      August 1, 1998 (Unaudited)...................................................       4

                  Condensed Consolidated Statements of Cash Flows
                      Nine Months Ended July 31, 1999 and
                      August 1, 1998 (Unaudited)...................................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................      12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................      19

PART II.          OTHER INFORMATION ...............................................................      20

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                July 31,      October 31,
                                                                  1999           1998
                                                               ---------      ----------
                                                             (Unaudited)
ASSETS

Current assets:
   Cash                                                       $   1,087       $   1,549
   Accounts receivable                                           46,755          62,556
   Inventories (Note 2)                                          49,119          46,836
   Prepaid expenses and other (Note 5)                            3,975           4,101
   Net assets of discontinued operations (Note 4)                 1,496          15,406
   Net assets held for sale                                         955           9,652
                                                              ---------       ---------
     Total current assets                                       103,387         140,100

Property, plant and equipment, net                               86,279          87,890
Reorganization value in excess of amounts
   allocable to identifiable assets                              31,498          36,532
Other assets                                                      5,971           3,141
                                                              ---------       ---------

         Total assets                                         $ 227,135       $ 267,663
                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $  13,787       $  19,890
   Accrued interest                                               1,035           1,055
   Accrued salaries, benefits and withholdings                    6,020           6,835
   Other accrued expenses                                         8,357          10,274
   Current portion of long-term debt (Note 3)                       964           1,047
                                                              ---------       ---------
     Total current liabilities                                   30,163          39,101

Long-term debt (Note 3)                                          91,642          98,693
Other long-term liabilities                                      18,108          20,341
                                                              ---------       ---------
     Total liabilities                                          139,913         158,135
                                                              ---------       ---------

Shareholders' equity:
   Common stock                                                     100             100
   Additional paid-in capital                                   123,820         123,230
   Accumulated other comprehensive loss                          (5,855)         (5,855)
   Accumulated deficit                                          (30,843)         (7,947)
                                                              ---------       ---------
     Total shareholders' equity                                  87,222         109,528
                                                              ---------       ---------

         Total liabilities and shareholders' equity           $ 227,135       $ 267,663
                                                              =========       =========

Note: The condensed consolidated balance sheet at October 31, 1998 has been extracted from the audited financial statements (as reclassified for discontinued operations, see Note 4).

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                     -------------------------------      --------------------------------
                                                        July 31,          August 1,         July 31,           August 1,
                                                          1999              1998              1999               1998
                                                     ------------       ------------      -------------      -------------

Net sales                                            $     69,467       $     74,724       $    212,137       $    249,133
Cost of sales                                              59,046             62,171            179,702            207,083
                                                     ------------       ------------       ------------       ------------
Gross profit                                               10,421             12,553             32,435             42,050

Selling, general and administrative
     expenses                                               8,002              9,029             26,728             28,126
Other income (expense), net                                   105                (62)                10                 (3)
Charges for plant closing and
     restructuring costs                                       --                 --             (3,718)                --
                                                     ------------       ------------       ------------       ------------
Operating profit                                            2,524              3,462              1,999             13,921

Interest expense                                            1,880              1,808              5,655              5,622
                                                     ------------       ------------       ------------       ------------
Income (loss) before income taxes
     and discontinued operations                              644              1,654             (3,656)             8,299
Provision (benefit) for income taxes                          947                936               (303)             3,799
                                                     ------------       ------------       ------------       ------------
Income (loss) before discontinued
     operations                                              (303)               718             (3,353)             4,500
Discontinued operations (net of taxes):
     Income (loss) from discontinued
         operations                                            --                221               (898)             1,001
     Net income (loss) on disposal of
         discontinued operations                            3,833                 --            (18,645)                --
                                                     ------------       ------------       ------------       ------------
Net income (loss)                                    $      3,530       $        939       $    (22,896)      $      5,501
                                                     ============       ============       ============       ============

Basic and diluted earnings (loss) per
     common share:
     Income (loss) before discontinued
         operations                                  $      (0.03)      $       0.07       $      (0.34)      $       0.45
     Discontinued operations, net of taxes:
         Income (loss) from discontinued
              operations                                       --               0.02              (0.09)              0.10
         Net income (loss) on disposal of
              discontinued operations                        0.38                 --              (1.86)                --
                                                     ------------       ------------       ------------       ------------
         Net income (loss)                           $       0.35       $       0.09       $      (2.29)      $       0.55
                                                     ============       ============       ============       ============

Number of shares used in per share calculation:
         Basic                                         10,000,000         10,000,000         10,000,000         10,000,000
         Diluted                                       10,000,000         10,052,158         10,000,000         10,022,188

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                Nine Months Ended
                                                                             ------------------------
                                                                              July 31,      August 1,
                                                                               1999           1998
                                                                             ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $(22,896)      $  5,501
                                                                             --------      ---------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization, except amounts included
           in interest expense                                                  8,831          8,957
         Interest accretion and debt issuance cost amortization                   283            249
         Other, net                                                           (10,219)          (581)
         Charges for plant closing and restructuring costs                      3,718             --
         Loss (income) from discontinued operations                               898         (1,215)
         Loss on disposal of discontinued operations                           18,645             --

         Changes in assets and liabilities:
           Accounts receivable                                                 15,528         19,401
           Inventories                                                         (1,798)       (14,969)
           Prepaid expenses and other assets                                    2,460          1,889
           Accounts payable                                                    (6,227)        (2,768)
           Accrued expenses and other liabilities                              (7,986)        (3,159)
                                                                             --------       --------
              Total adjustments                                                24,133          7,804
                                                                             --------       --------

     Net cash provided by operating activities                                  1,237         13,305
                                                                             --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Property and equipment additions                                          (4,151)       (18,787)
     Proceeds from sale of assets                                              10,391             --
                                                                             --------       --------

     Net cash provided by (used in) investing activities                        6,240        (18,787)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Financing costs incurred                                                    (731)          (146)
     Revolving credit facility borrowings (repayments), net                    (6,905)         5,072
     Repayments of other long-term debt                                          (304)          (554)
                                                                             --------       --------
       Net cash provided by (used in) financing activities                     (7,940)         4,372
                                                                             --------       --------

Net decrease in cash                                                             (463)        (1,110)
Cash at beginning of period                                                     1,549          3,888
                                                                             --------       --------

Cash at end of period                                                        $  1,086       $  2,778
                                                                             ========       ========

Supplemental cash flow information:
     Interest paid                                                           $  5,392       $  4,728
     Income taxes paid                                                            533            869

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         Effective June 24, 1999, JPS Textile Group, Inc. changed its name to JPS Industries, Inc. to reflect its changing strategic direction. Unless the context otherwise requires, the terms "JPS" and the "Company", as used in these condensed consolidated financial statements, mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the interim period are not necessarily indicative of the operating results for the full year. Certain amounts have been reclassified to conform to the current presentation.

2.       Inventories (in thousands):

                                                                       July 31,       October 31,
                                                                         1999            1998
                                                                       ---------      -----------
          Raw materials and supplies                                   $   9,237      $  10,382
          Work-in-process                                                 12,904         16,690
          Finished goods                                                  26,978         19,764
                                                                       ---------      ---------
          Total                                                        $  49,119      $  46,836
                                                                       =========      =========

3.       Long-Term Debt (in thousands):

                                                                       July 31,        October 31,
                                                                         1999             1998
                                                                       ---------       -----------
          Senior credit facility, revolving line of credit             $  86,967       $  94,095
          Equipment financing                                              1,251           2,249
          Capital lease obligation                                         4,388           3,396
                                                                       ---------       ---------
              Total                                                       92,606          99,740
          Less current portion                                              (964)         (1,047)
                                                                       ---------       ---------
          Long-term portion                                            $  91,642       $  98,693
                                                                       =========       =========

4.       Discontinued Operations and Certain Other Charges

         In the quarter ended May 1, 1999, management of the Company recommended, and the Board of Directors of the Company approved, a plan to exit the Company's cotton commercial products and yarn sales segments. Accordingly, a charge for loss on disposal of discontinued operations of approximately $22.5 million, net of a tax benefit of approximately $1.2 million on the discontinued operations, was recorded in the quarter ended May 1, 1999 reflecting the writedown of plant assets to estimated net realizable value, employee severance costs, plant run-out costs and other exit costs. On July 23, 1999, the Company completed the sale of its Stanley Plant, thereby exiting the yarn sales segment. Pursuant to an Asset Purchase Agreement dated July 2, 1999, between JPS Converter and Industrial Corp. ("C&I"), a wholly-owned subsidiary of the Company, and Belding Hausman, Incorporated, the consideration for the Stanley sale consisted of approximately $2.0 million in cash, subject to a post-closing adjustment based on the amount of inventories transferred. On August 27, 1999, the Company completed the sale of its Borden Plant, thereby exiting its cotton commercial products segment. Pursuant to an Asset Purchase Agreement dated June 24, 1999, as amended, between JPS, C&I and Chiquola Fabrics, LLC, the consideration for the Borden sale consisted of approximately $3.2 million in cash, subject to a post-closing adjustment based on the amount of inventories transferred, and a $2.0 million subordinated promissory note.

         As a result of these transactions, in the quarter ended July 31, 1999, the Company recorded a reduction to the loss on disposal of discontinued operations of approximately $3.8 million, net of taxes of approximately $1.2 million, principally representing the excess of proceeds over the carrying value of the Stanley Plant assets sold and changes in the estimates of the net realizable value of the Borden Plant assets, employee severance costs, plant run-out costs and other exit costs. Due to uncertainties regarding the ability of the Company to utilize the remaining losses from discontinued operations, no tax benefit is recorded in the accumulated net loss from discontinued operations.

         The results of operations for all periods presented have been reclassified to reflect the cotton commercial products and yarn sales segments as discontinued operations. Net sales from the discontinued operations of these segments were approximately $8.2 million and $27.8 million in the three months and nine months ended July 31, 1999, respectively, and $12.3 million and $40.0 million in the three months and nine months ended August 1, 1998. The net assets of the discontinued segments are classified as "net assets of discontinued operations" on the accompanying condensed consolidated balance sheets.

         On February 10, 1999, the Company announced that it would close its Angle Plant located in Rocky Mount, Virginia, as a result of the Company's assessment of the market conditions for apparel products constructed primarily of filament yarns. As a result of this decision, the results of operations for Fiscal 1998 included a "charge for writedown of certain long-lived assets" of approximately $4.3 million representing the loss on impairment of assets (approximately $2.7 million) for the excess of the carrying value of the plant over its estimated net realizable value (as determined by independent appraisal or quoted prices from used equipment dealers) and the writeoff of approximately $1.6 million of related reorganization value in excess of amounts allocable to identifiable assets in accordance with SFAS No. 121. In the quarter ended May 1, 1999, the Company recorded an additional "charge for plant closing" of approximately $1.8 million principally for employee severance related to the Angle shutdown. This plant closing was completed in the quarter ended July 31, 1999 and the Company sold the remaining plant facility on September 3, 1999.

         Also, in the quarter ended May 1, 1999, the Company recorded other non-recurring restructuring charges of approximately $1.9 million related principally to employee severance and the buy-out of lease commitments on certain permanently idled equipment.

5.       Contingencies

         The Company has provided for all estimated future costs associated with certain roofing products including those sold by the Predecessor Stevens Division operations. The liability for future costs associated with these roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. The liability for such products was approximately $2.4 million at July 31, 1999 and $2.8 million at October 31, 1998. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for these roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At July 31, 1999, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $35 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2004 through 2013. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $41 million (subject to adjustment) which expire in 2004 through 2013. In addition, the Company has alternative minimum tax credits of approximately $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company generated approximately $11 million of net operating loss carryforwards for regular federal income tax purposes during the nine month period ended July 31, 1999.

         The Company's ability to utilize its net operating loss carryforwards realized prior to completion of the Plan of Reorganization is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets, including tax benefits that may be realized upon the disposition of discontinued operations. Therefore, a valuation allowance of approximately $35 million has been provided.

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

6.       Comprehensive Income

         Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of changes in equity during a period from transactions and other events from nonowner sources. The statement requires certain items such as minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. In the periods ended July 31, 1999 and August 1, 1998 there were no components of other comprehensive income. The accumulated other comprehensive loss is comprised of an additional minimum pension liability recorded in the fourth quarter of Fiscal 1998.

7.       Segment Reporting

         Effective in Fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable segments are Elastomerics, Glass, and Apparel. The reportable segments were determined using the Company's method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold. The customer base, manufacturing process and method of distribution does vary significantly by product. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental-geomembranes and various polyurethane products. The Glass segment produces and markets specialty substrates woven from fiberglass and other specialty fibers for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense and aerospace. The Apparel segment produces and markets unfinished woven fabrics for use in a broad range of consumer apparel products for use in the women's dress and sportswear markets.

         During the process of implementing SFAS No. 131, the Company identified two other segments which met its criteria as reportable segments. These two segments are the cotton commercial products segment and the yarn sales segment. As discussed in Note 4, the Company has exited these segments. Such segments are reported in the accompanying condensed consolidated financial statements as discontinued operations and are not included in the segment information below or in Item 2 contained herein.

         The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment's operating profit, defined as earnings before interest and taxes. The following table presents certain information regarding the business segments:

                                                                           (In Thousands)
                                                           Three Months Ended              Nine Months Ended
                                                        ------------------------       -------------------------
                                                        July 31,       August 1,       July 31,        August 1,
                                                          1999           1998            1999             1998
                                                        --------       ---------       ---------       ---------
          Net sales:
               Elastomerics                             $ 20,355       $  21,926       $  59,241       $  59,907
               Glass                                      20,331          18,417          60,944          56,986
               Apparel                                    30,513          37,276          98,694         138,217
                                                        --------       ---------       ---------       ---------
                                                          71,199          77,619         218,879         255,110
               Less intersegment sales (1)                (1,732)         (2,895)         (6,742)         (5,977)
                                                        --------       ---------       ---------       ---------
               Net sales                                $ 69,467       $  74,724       $ 212,137       $ 249,133
                                                        ========       =========       =========       =========

                                                                             (In Thousands)
                                                           Three Months Ended              Nine Months Ended
                                                        ------------------------        -------------------------
                                                        July 31,       August 1,        July 31,        August 1,
                                                          1999           1998            1999             1998
                                                        --------       ---------       ---------       ----------
           Operating profit:
                Elastomerics                            $  2,825       $   2,977       $   6,782       $   6,099
                Glass                                      1,382           1,692           3,214           5,620
                Apparel (2)                                 (204)            139          (1,448)          6,248
                Indirect corporate
                   expenses, net (3)                      (1,479)         (1,346)         (6,549)         (4,046)
                                                        --------       ---------       ---------       ---------

                Operating profit (loss)                    2,524           3,462           1,999          13,921
           Interest expense                               (1,880)         (1,808)         (5,655)         (5,622)
                                                        --------       ---------       ---------       ---------
          Income (loss) before income taxes
             and discontinued operations                $    644       $   1,654       $  (3,656)      $   8,299
                                                        ========       =========       =========       =========


                                                                                        July 31,        October 31,
                                                                                         1999             1998
                                                                                       ---------       -----------

          Identifiable assets:
               Elastomerics                                                            $  45,533       $  46,764
               Glass                                                                      51,641          54,133
               Apparel                                                                    88,496         109,008
                                                                                       ---------       ---------
                  Total segments                                                         185,670         209,905
               Corporate and other                                                        39,969          42,352
               Net assets of discontinued operations                                       1,496          15,406
                                                                                       ---------       ---------
                  Total assets                                                         $ 227,135       $ 267,663
                                                                                       =========       =========


         (1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

         (2) The operating loss for the Apparel segment in the nine months ended July 31, 1999 includes plant closing costs of approximately $1.8 million and other restructuring charges of approximately $0.6 million.

         (3) Indirect corporate expenses for the nine months ended July 31, 1999 include other restructuring charges of approximately $1.3 million.


8.       Earnings Per Share

         In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of basic and diluted earnings per share, as defined. Basic earnings per share for the periods ended July 31, 1999 and August 1, 1998, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The presentation of diluted earnings per share was not required for the periods ended July 31, 1999 since the inclusion of additional shares assuming the exercise of stock options and warrants is antidilutive.

         For the three months and nine months ended August 1, 1998, the denominator for diluted earnings per share includes 52,158 and 22,188 incremental shares, respectively, for the dilutive effect of outstanding stock options.

9.       Stock Option Repricing

         On May 12, 1999 the Compensation Committee of the Board of Directors approved a plan to reprice stock options held by certain employees and directors. Effective on that date, 274,150 options with an exercise price of $12.33 per share were repriced. The new exercise price is $4.375 per share. The Financial Accounting Standards Board has proposed an interpretation that will require repriced options to be treated as variable options and as such compensation expense, measured by the increase in the fair market value of the stock over the option price, must be recognized in a company's financial statements. These proposed rules will be effective upon issuance of the interpretation. For the three months and nine months ended July 31, 1999, no compensation expense is associated with the repriced options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking information statements that involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements regarding the Company's expectations of the impact of the year 2000 issue on results of operations and any other specific factors set forth herein. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, which are made only as of the date hereof.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. As discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 herein, effective in the quarter ended May 1, 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". Accordingly, segment information for prior periods has been restated to conform to the current presentation.

                                                                        (In Thousands)
                                                        Three Months Ended             Nine Months Ended
                                                     ------------------------       -------------------------
                                                     July 31,       August 1,       July 31,        August 1,
                                                       1999            1998           1999             1998
                                                     ---------      ---------       ---------       ---------
          Net sales:
               Elastomerics                          $  20,355      $  21,926       $  59,241       $  59,907
               Glass                                    20,331         18,417          60,944          56,986
               Apparel                                  30,513         37,276          98,694         138,217
                                                     ---------      ---------       ---------       ---------
                                                        71,199         77,619         218,879         255,110
               Less intersegment sales                  (1,732)        (2,895)         (6,742)         (5,977)
                                                     ---------      ---------       ---------       ---------
               Net sales                             $  69,467      $  74,724       $ 212,137       $ 249,133
                                                     =========      =========       =========       =========

          Operating profit:
               Elastomerics                          $   2,825      $   2,977       $   6,782       $   6,099
               Glass                                     1,382          1,692           3,214           5,620
               Apparel                                    (204)           139          (1,448)          6,248
               Indirect corporate expenses, net         (1,479)        (1,346)         (6,549)         (4,046)
                                                     ---------      ---------       ---------       ---------
               Operating profit                          2,524          3,462           1,999          13,921
          Interest expense                              (1,880)        (1,808)         (5,655)         (5,622)
                                                     ---------      ---------       ---------       ---------
          Income (loss) before income taxes
             and discontinued operations             $     644      $   1,654       $  (3,656)      $   8,299
                                                     =========      =========       =========       =========

INTRODUCTION

The Company has repositioned itself from one that was largely textile oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This has been accomplished by successfully streamlining the ongoing apparel fabric business and exiting three other textile businesses, while intensifying its focus on the two businesses with growth potential, JPS Glass and JPS Elastomerics. On March 2, 1999, the Company sold its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. The Company closed its Angle manufacturing facility in the third quarter and sold the remaining plant on September 3, 1999, thereby streamlining the apparel business. On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales segment. On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products segment. The yarn sales and cotton commercial products segments are reported in the accompanying condensed consolidated financial statements as discontinued operations. In addition, the Company has taken action to substantially reduce costs in the remaining businesses, including general & administrative support. The Company changed its name to JPS Industries, Inc. and is now focusing solely on improving the performance and profitability of its remaining core businesses, JPS Elastomerics, JPS Glass and JPS Apparel.

RESULTS OF OPERATIONS

Three Months Ended July 31, 1999 (the "1999 Third Quarter") Compared to the Three Months Ended August 1, 1998 (the "1998 Third Quarter")

Consolidated net sales decreased $5.3 million, or 7.0%, from $74.7 million in the 1998 third quarter to $69.5 million in the 1999 third quarter. Operating profit decreased $0.9 million from $3.4 million in the 1998 third quarter to $2.5 million in the 1999 third quarter.

Net sales in the 1999 third quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane and extruded urethane products, decreased $1.6 million, or 7.2%, from $21.9 million in the 1998 third quarter to $20.4 million in the 1999 third quarter. This decrease is primarily attributable to the roofing products market that is characterized by more intense competition via new entrants into this arena. The Company is addressing this factor by instituting more aggressive pricing strategies, strengthening its sales management in key territories, and taking aggressive action to reduce costs. Importantly, new roofing products that will allow the Company to compete in two additional market sectors are being field tested this Fall with expected commercialization by Spring 2000. Sales of extruded urethane products were higher in the 1999 third quarter as a result of higher demand for certain of the Company's extruded sheet products.

Operating profit in the 1999 third quarter for the Elastomerics segment decreased $0.2 million from $3.0 million in the 1998 third quarter to $2.8 million in the 1999 third quarter. This decrease resulted principally from decreased roofing sales volume, offset in part by increased extruded urethane sales volume.

Net sales in the Glass segment, which includes woven substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, increased $1.9 million, or 10.4%, from $18.4 million in the 1998 third quarter to $20.3 million in the 1999 third quarter. The electronics industry represents the largest customer base for the Company's fiberglass products. In Fiscal 1998, global consumer demand for electronic products did not meet expectations and, combined with other factors, including the weakness in Asian economies, led to a slowdown in demand for certain fiberglass fabrics used in the manufacture of electrical circuit boards. In view of this market softness, the Company took a number of actions to broaden its customer base in electronic substrates and increase its market share in building products. These actions led to improved sales in the 1999 third quarter compared to the 1998 third quarter. The Company has also taken actions to reduce costs, improve manufacturing productivity and improve the quality of its products and services.

Operating profit in the 1999 third quarter for the Glass segment decreased $.3 million from $1.7 million in the 1998 third quarter to $1.4 million in the 1999 third quarter. This decrease resulted from continued pricing pressures from the Asian economic situation and the global supply imbalance for electronic products. In addition, 1999 third quarter profits were adversely impacted by the effect of production curtailments to reduce inventories to targeted levels by fiscal year end 1999.

Net sales in the Apparel segment, which includes unfinished woven apparel fabrics primarily for women's wear, decreased $6.8 million, or 18.1%, from $37.3 million in the 1998 third quarter to $30.5 million in the 1999 third quarter. The apparel fabrics are produced chiefly from yarns consisting of acetate, rayon, and Tencel(R) fibers. Market conditions for these apparel fabrics weakened significantly during the 1998 third quarter, adversely affecting unit volumes and selling prices. This trend has continued through the 1999 third quarter, because high levels of apparel imports continue to have a negative impact on demand for domestically produced fabrics. The Company has consummated plans to streamline the apparel business by closure and sale of the Angle manufacturing facility along with other actions to better match apparel production capacity with market demand, and has taken actions that have resulted in substantial cost reductions.

Operating profit in the 1999 third quarter for the Apparel segment decreased $0.3 million from an operating profit of $0.1 million in the 1998 third quarter to an operating loss of $0.2 million in the 1999 third quarter. This decrease is primarily attributable to lower sales volume, lower unit prices and the effects of production curtailment to reduce inventories to targeted levels by fiscal year end 1999.

Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Indirect corporate expenses increased $0.1 million in the 1999 third quarter compared to the 1998 third quarter due to higher stock option expense.

Interest expense in the 1999 third quarter was consistent with the 1998 third quarter.

Nine Months Ended July 31, 1999 (the "1999 Nine-Month Period") Compared to the Nine Months Ended August 1, 1998 (the "1998 Nine-Month Period")

Consolidated net sales decreased $37.0 million, or 14.9%, from $249.1 million in the 1998 nine-month period to $212.1 million in the 1999 nine-month period. Operating profit decreased $11.9 million from an operating profit of $13.9 million in the 1998 nine-month period to $2.0 million in the 1999 nine-month period. The 1999 nine-month period includes charges for plant closing and restructuring costs of approximately $3.7 million. Excluding such charges for comparative purposes, operating profit in the 1999 nine-month period was $5.7 million compared to $13.9 million in the 1998 nine-month period.

Net sales in the 1999 nine-month period in the Elastomerics segment was comparable to 1998 nine-month period levels, decreasing $0.7 million, or 1.1%, to $59.2 million from $59.9 million in the 1998 nine-month period.

Operating profit in the 1999 nine-month period for the Elastomerics segment increased $0.7 million to $6.8 million from $6.1 million in the 1998 nine-month period. This increase is due to lower costs in the 1999 nine-month period.

Net sales in the Glass segment increased $4.0 million, or 7.0%, to $60.9 million from $56.9 million in the 1998 nine-month period. The Company's actions to broaden its customer base in electronic substrates and increase its market share in building products, as described in the above third quarter comments, led to improved sales in the 1999 nine-month period.

Operating profit in the 1999 nine-month period for the Glass segment decreased $2.4 million from $5.6 million in the 1998 nine-month period to $3.2 million in the 1999 nine-month period. This decrease resulted from continued pricing pressures from the Asian economic situation and the global supply imbalance for electronic products. Additionally, the Glass segment's operating results were negatively impacted by approximately $2.0 million for inventory valuation and reduction and quality issues related to the start-up of new equipment and changes in product mix.

Net sales in the Apparel segment decreased $39.5 million, or 28.6%, from $138.2 million in the 1998 nine-month period to $98.7 million in the 1999 nine-month period. Market conditions for apparel fabrics has weakened significantly since the 1998 nine-month period, which was exceptionally strong during the first six months of 1998, with unit volumes and selling prices well below prior-year levels. The high levels of apparel imports continue to have a negative impact on demand for domestically produced fabrics.

Operating profit in the 1999 nine-month period for the Apparel segment decreased $7.7 million from an operating profit of $6.2 million in the 1998 nine-month period to an operating loss of $1.5 million in the 1999 nine-month period. The 1999 nine-month period includes charges for plant closing and restructuring costs totaling approximately $2.4 million. Excluding such charges for comparative purposes, operating profit in the 1999 nine-month period was $0.9 million compared to $6.2 million in the 1998 nine-month period. This decrease is primarily attributable to lower sales volume, lower unit prices, and the effects of production curtailment to better manage inventory levels.

Intersegment sales consist of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Indirect corporate expenses increased $2.5 million in the 1999 nine-month period compared to the 1998 nine-month period due to approximately $1.3 million of employee severance and other restructuring costs, higher legal and professional fees, and higher stock option expense.

Interest expense in the 1999 nine-month period was consistent with the 1998 nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement, (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and NationsBank, N.A., as co-agent. The Credit Agreement, as amended, provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $133 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount (currently $41,503,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. On October 30, 1998, April 30, 1999 and July 12, 1999, the Credit Agreement was amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures
(ii) modify the interest rate margin and unused commitment fees, and (iii) modify the maximum principal amount allowed under the Revolving Credit Facility. As of July 31, 1999, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for

Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at July 31, 1999 is approximately 7.5%. The Company pays an unused commitment fee of .375% per annum but declining to .25% per annum if a specified fixed charge coverage ratio is satisfied and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of July 31, 1999, unused and outstanding letters of credit totaled $1,526,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At July 31, 1999, the Company had approximately $18.8 million available for borrowing under the Revolving Credit Facility.

In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total cost of assets under lease at July 31, 1999 was approximately $5.0 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market value at the end of the lease term.

During the 1999 nine months ended July 31, 1999, cash provided by operating activities was $1.2 million. Working capital decreased from $101.0 million at October 31, 1998 to $73.2 million at July 31, 1999. Net assets of discontinued operations decreased by $13.9 million as a result of closure on sale of the Stanley manufacturing plant. Net assets held for sale decreased by $8.7 million as a result of closure on sale of the Boger City manufacturing plant. Accounts receivable decreased by $15.8 million from October 31, 1998 to July 31, 1999 due to lower sales in July 31, 1999 compared to October 1998. Inventories increased by $2.3 million, primarily in finished goods, during the 1999 third quarter as a result of the lower sales volume in that period. Accounts payable decreased by $6.1 million from October 31, 1998 to July 31, 1999 primarily as a result of the slowdown in sales volume in July 31, 1999 compared to October 1998 and the corresponding decrease in production requirements. Other accrued expenses decreased $1.9 million due to lower accrued employee compensation.

The principal use of cash in the 1999 third quarter was for capital expenditures of $4.2 million and net repayment of borrowings under the Revolving Credit Facility of $6.9 million. As of July 31, 1999, the Company had commitments of $0.7 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 1999 of approximately $6.2 million and expects such amounts to be funded by cash from operations, bank and other equipment financing services.

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

The Company's Plan

In Fiscal 1997, the Company conducted a comprehensive review of its computer systems to identify those systems that could be affected by the Year 2000 issue. The Company has developed and is currently implementing its plan to address the Year 2000 issue. Task teams led by senior executives identified six project phases including (i) inventory of systems and process exposure, (ii) risk assessment and prioritization, (iii) remediation of non-compliant systems, (iv) testing and development of compliant systems, (v) maintenance once compliance is achieved and (vi) contingency planning. The Company has substantially completed remediation and testing phases for all critical IT and process systems, and is currently developing contingency plans for critical systems, suppliers, customers and service providers. To preserve compliance of remediated and tested systems, testing of IT and process systems will continue through the calendar year-end. Remediation involved repair of existing systems and equipment, and, in some cases, complete replacement with purchased systems and equipment that are Year 2000 compliant. Replaced and modified systems have been subjected to rigorous testing in a non-production environment in parallel with production data and, once deployed, are continually monitored for compliance. Activities to maintain such compliance include monitoring of reprogrammed systems once back in production, internal and 3rd party audits of critical systems, vendor compliance certifications and testing of contingency plans. Management has also reviewed production equipment used in its operations and has performed a written survey of its equipment vendors to certify that the systems imbedded in sophisticated production equipment are Year 2000 compliant. In addition, all new equipment purchases are screened for Year 2000 compliance. The Company expects that the contingency planning phase will be substantially completed by the end of October 1999. However, testing and maintenance will continue throughout 1999.


The Company has corresponded and met with critical vendors and service providers to discern their Year 2000 compliance status and testing procedures. Most of these vendors and service providers supply raw materials and equipment to the Company. The majority of responses have been received, with some requiring additional follow-up which is to be completed by October 1999.

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

Costs Associated with Year 2000 Compliance

The incremental cost of addressing the Year 2000 issue will be substantially absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company, however, retains contract programmers to work on discrete projects and will continue this practice into the foreseeable future. The incremental cost of addressing the Year 2000 issue is estimated at $150,000, with $113,000 having been spent as of July 31, 1999. Most of these expenditures have been for remediation or replacement of existing systems. Management believes that the cost of Year 2000 modifications will not have a material effect on results of operations. The estimated cost of the Year 2000 project and the dates on which the Company believes it will be completed are based on management's best estimate. There can be no assurances that these estimates will not change. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106". SFAS No. 132 revises disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans and therefore will not have a significant impact on the Company's financial position, results of operations or cash flows. SFAS No. 132 is effective for the Company in Fiscal 1999.


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company in Fiscal 2000. Management of the Company has not yet evaluated the effects of this statement on the Company's financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of July 31, 1999, approximately $81.9 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

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

JPS INDUSTRIES, INC.

                          PART II - OTHER INFORMATION

ITEM
----
1.   Legal Proceedings                                                                                None
2.   Changes in Securities                                                                            None
3.   Defaults Upon Senior Securities                                                                  None
4.   Submission of Matters to a Vote of Security Holders                                              None
5.   Other Information
       Effective June 23, 1999, the Company changed its name to JPS Industries, Inc.
       from JPS Textile Group, Inc.
6.   Exhibits and Reports on Form 8-K:
    (a)  Exhibits:
         (3)      Certificate of Incorporation of JPS Industries, Inc.
         (10.1)   Third amendment to the Credit Facility Agreement, dated as of
                  July 12, 1999, by and among JPS, C&I, Elastomerics, the
                  financial institutions listed on the signature pages thereto, and the agent and co-agent thereto.
         (10.2)   Asset Purchase Agreement, dated as of July 2, 1999, by and between C&I and Belding Hausman Incorporated.
         (10.3)   Asset Purchase Agreement, dated as of June 24, 1999, by and between C&I and Chiquola Fabrics, LLC.
         (11)     Statement re: Computation of Per Share Earnings - not
                  required since such computation can be clearly determined
                  from the material contained herein.
         (27)     Financial Data Schedule (for SEC use only)
     (b) Current Reports on Form 8-K:                                                                 None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JPS INDUSTRIES, INC.

Date:    September 14, 1999                /s/ John W. Sanders, Jr.
                                           ------------------------------------
                                           John W. Sanders, Jr.
                                           Executive Vice President - Finance &
                                             Chief Financial Officer