Form 10-K
period 1999-10-30
JPS INDUSTRIES INC
filed 2000-01-28
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number: 33-27038

                              JPS INDUSTRIES, INC.
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /_/

         As of January 14, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on January 15, 2000, as reported by the Nasdaq National Market, was approximately $19,115,738.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: /X/

         As of the date hereof, 10,000,000 of the registrant's Common Stock $.01 par value per share, were issued and outstanding.

         The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 29, 2000 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                              JPS INDUSTRIES, INC.

                                Table of Contents

                                     PART I

Item 1.    BUSINESS..........................................................   3

Item 2.    PROPERTIES........................................................  12

Item 3.    LEGAL PROCEEDINGS.................................................  13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS................  13

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.......................................  13

Item 6.    SELECTED HISTORICAL FINANCIAL DATA................................  14

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................  17

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........  27

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  28

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................  59

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  59

Item 11.   EXECUTIVE COMPENSATION............................................  59

Item 12.   SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.......  59

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  59

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K....  59

           INDEX TO EXHIBITS.................................................  61

           SIGNATURES........................................................  67

                                     PART I


ITEM 1.       BUSINESS

GENERAL

Effective June 24, 1999, JPS Textile Group, Inc. changed its name to JPS Industries, Inc. to reflect its changing strategic direction. Unless the context otherwise requires, the terms "JPS" and the "Company" as used in this Form 10-K mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

The Company is a major U.S. manufacturer of extruded urethanes, polypropylenes and mechanically formed glass substrates for specialty industrial applications; and apparel fabrics. JPS specialty industrial products are used in a wide range of applications, including: commercial and institutional roofing; reservoir and landfill liners and covers; printed circuit boards; advanced composite materials, tarpaulins, awnings, tile backings; security glazing; athletic shoes; and medical, automotive and industrial components. JPS apparel fabrics are comprised of acetate, rayon, polyester and Tencel(R) fibers and are primarily for use in the women's dress and sportswear markets. Headquartered in Greenville, South Carolina, the Company has six manufacturing plants in four states.

JPS is a Delaware Corporation incorporated in 1986 and has been publicly held since the completion of its financial restructuring in October 1997. The Company's common stock is listed in the Nasdaq National Market System under the stock symbol "JPST."

THE 1997 RESTRUCTURING

In 1997, as a result of the continued downturn in the apparel fabrics market and various other factors, JPS determined that it would be unable to meet certain debt obligations on its public bonds that would become due commencing in June 1997. Accordingly, on May 15, 1997, JPS, JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital") and an unofficial committee (the "Unofficial Bondholder Committee") comprised of institutions that owned, or represented owners that beneficially owned, approximately 60% of the 10.85% Senior Subordinated Discount Notes due June 1, 1999 (the "10.85% Notes"), the 10.25% Senior Subordinated Notes due June 1, 1999 (the "10.25% Notes"), and the 7% Subordinated Debentures due May 15, 2000 ("the 7% Notes") (together with the 10.85% Notes and the 10.25% Notes, the "Old Debt Securities") reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a Joint Plan of Reorganization (as amended, the "Plan of Reorganization") proposed by JPS and JPS Capital under chapter 11 of the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and 390,719 shares of Series A Senior Preferred Stock (the "Old Senior Preferred Stock") to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

On August 1, 1997, JPS commenced its voluntary reorganization case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and filed the Plan of Reorganization and the Disclosure Statement. None of JPS's subsidiaries, including JPS Capital which was a co-proponent of the Plan of Reorganization, commenced a case under the Bankruptcy Code. Pursuant to orders of the Bankruptcy Court entered on September 9, 1997, the Bankruptcy Court (i) approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization and (ii) confirmed the Plan of Reorganization. The

Plan of Reorganization became effective on October 9, 1997 (the "Effective Date") resulting in, among other things, the cancellation of the Old Senior Preferred Stock, 10,000 shares Series B Junior Preferred Stock (the "Old Junior Preferred Stock"), 490,000 shares of Class A common stock and 510,000 shares of Class B common stock (together with Class A common stock, the "Old Common Stock"), and the issuance of 10,000,000 shares of Common Stock $.01 par value per share (the "Common Stock").

Through the implementation of the Plan of Reorganization as of the Effective Date, JPS's most significant financial obligations were restructured:
$240,091,318 in face amount of outstanding Old Debt Securities were exchanged for, among other things, $14.0 million in cash, 99.25% of the shares of Common Stock and $34.0 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the "Contingent Notes"); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were canceled; warrants to purchase up to 5% of the common stock of JPS (the "New Warrants") with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS's senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements. As a result of the restructuring, JPS's only significant debt obligation is its guaranty of the obligations of its operating subsidiaries under the Revolving Credit Facility. The equipment loan contracts, which are long-term obligations of the operating subsidiaries, are not guaranteed by, or otherwise obligations of, JPS. In August 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34.0 million in principal amount of JPS Capital's Contingent Notes.

CURRENT YEAR DEVELOPMENTS

During the year ended October 30, 1999 ("Fiscal 1999"), the Company took certain actions to reposition itself from a textile-oriented enterprise to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This was accomplished by successfully streamlining the ongoing apparel fabric business and exiting three other textile businesses while intensifying its focus on the two businesses with growth potential, JPS Elastomerics and JPS Glass.

An essential component in the recasting of the Company was the organization make-up and structure. On March 1, 1999, Michael L. Fulbright joined the Company as Chairman, President and Chief Executive Officer. Following an intensive 60-day internal analysis, the Company was organized into three comprehensive business units from what had been six profit centers. Two new division presidents were named in May to lead JPS Apparel and JPS Glass, Reid McCarter and Gary Wallace, respectively. Along with Bruce Wilby, President of JPS Elastomerics, the Company was from a structure standpoint positioned to begin execution of the strategic business plan developed during the 60-day Company-wide assessment. Further organization changes were made in the Fall when Allen Ollis and Ellis Jackson were named Corporate Controller/Secretary and Corporate Treasurer, respectively. The last significant organization issue was the design and implementation of a Company-wide incentive program for Fiscal 2000. The plan covers all the Company's employees, ties a portion of each associate's compensation with Company-wide and division level financial performance, and, importantly, is aligned with performance measures designed to improve shareholder value through improved Company earnings.

On March 2, 1999, the Company exited its home fashion woven fabrics business by completing the sale of its Boger City manufacturing plant. This business accounted for sales of $30.9 million, $22.8 million and $7.3 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to the terms of an Asset Purchase Agreement dated January 11, 1999 between JPS Converter and Industrial Corp. ("C&I") and Belding Hausman, Incorporated, as amended, C&I sold substantially all of the assets of the Boger City plant located in Lincolnton, North Carolina. The consideration for the sale consisted of approximately $7.9 million in cash. A charge of approximately $12.5 million related principally to the loss on impairment of long-lived assets, including related reorganization value in excess of amounts allocable to identifiable assets, was recorded in the results of operations in Fiscal 1998. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

The Company closed its Angle manufacturing facility located in Rocky Mount, Virginia, in its 1999 third fiscal quarter and sold the plant on September 3, 1999, thereby streamlining the apparel fabrics business. The determination to close the Angle plant resulted in a charge in Fiscal 1998 of approximately $4.3 million related principally to a loss on impairment of the long-lived assets including related reorganization value in excess of amounts allocable to identifiable assets. The plant closing also resulted in an additional charge in Fiscal 1999 of approximately $0.9 million related principally to employee severance costs. The proceeds from the sale of the remaining plant facility of approximately $0.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility.


On July 23, 1999, the Company sold its Stanley manufacturing plant located in Stanley, North Carolina, thereby exiting its yarn sales textile business. This business accounted for sales of $20.3 million, $19.0 million and $11.0 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to an Asset Purchase Agreement dated July 2, 1999, between C&I and Belding Hausman, Incorporated, the consideration for the Stanley sale consisted of approximately $2.0 million in cash. A charge for loss on disposal of discontinued operations of approximately $9.2 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets to net realizable value, the writedown of related reorganization value in excess of amounts allocable to identifiable assets, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

On August 27, 1999, the Company sold its Borden manufacturing plant located in Kingsport, Tennessee, thereby exiting its cotton commercial products textile business. This business generated sales of $34.1 million, $33.7 million and $18.4 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to an Asset Purchase Agreement dated June 24, 1999, as amended, among JPS, C&I and Chiquola Fabrics, LLC, the consideration for the Borden sale consisted of approximately $3.2 million in cash and a $2.0 million subordinated promissory note which was recorded at its estimated fair value. A charge for loss on disposal of discontinued operations of approximately $8.9 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets to net realizable value, the writedown of related reorganization value in excess of amounts allocable to identifiable assets, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility.

With these changes, the Company's organization has been scaled down to approximately 1,900 employees at fiscal year-end compared with approximately 3,200 employees at the beginning of the fiscal year. See additional discussion regarding the disposition of these businesses in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has also taken action to substantially reduce costs in its remaining businesses, including general and administrative support. JPS is now focused on improving the performance and profitability of its remaining core businesses--JPS Elastomerics, JPS Glass and JPS Apparel.

BUSINESS SEGMENTS

The Company currently operates in three reportable business segments (each of which constitutes a separate and distinct division)--JPS Elastomerics, JPS Glass and JPS Apparel. Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operation," discloses the sales, profitability and net assets of each segment. The following discussion provides general information as it relates to each division:

JPS Elastomerics

Through its JPS Elastomerics division, the Company is a market leader in the manufacturing and marketing of scrim-reinforced, heat-weldable, single-ply roofing membrane that is sold globally through a network of roofing distributors. The Company offers two roofing products: a Hypalon(R) (chlorosulfonated polyethylene)-based material and a polypropylene-based material. Both products, marketed under Stevens(R) Roofing Systems, are sold primarily to roofing distributors and contractors who install new and retrofitted roofs for commercial, industrial and institutional construction.

The Company is also a manufacturer of Environmental Geomembranes that are sold on a global basis. As with the roofing products, the Company offers two geomembrane products: Hypalon(R)-based material and a polypropylene-based material. Geomembranes are sold to a limited number of fabricators/installers, and are used primarily as floating covers and liners for potable water reservoirs, landfill caps, wastewater liners, and floating covers and mining heap leach pads.

The Company is a major manufacturer and marketer of polyurethane film, sheet, tubing, cord, and profile for a myriad of applications in athletic, automotive, medical industrial, and consumer products industries.

JPS Glass

Through its JPS Glass segment, the Company manufactures and markets mechanically formed substrates of fiberglass and other specialty fibers. Fiberglass substrates exhibit dimensional stability, moisture resistance, high strength, fire and chemical resistance, low dielectric properties and thermal conductivity, and as a result of these many attributes, they provide the perfect platform for the construction of printed circuit boards, substrates for exterior insulation facing systems, power generation filtration bags, composite materials for cabin interiors and cargo liners, and other numerous technical, industrial applications.

The Company is a leading producer of AstroQuartz substrates formed from quartz yarns to produce sophisticated electronic circuit boards and extremely high temperature thermal insulation for the defense and civilian aerospace industries.

JPS Apparel

Through its JPS Apparel segment, the Company is a leading manufacturer of cellulosic-based woven fabrics. The Company's products are used in the manufacture of a broad range of consumer apparel products including blouses, dresses and sportswear. The Company also produces fabrics from spun and filament yarns that are formed from a variety of fibers, including flax, rayon, tencel, acetate and polyester, and primarily sold to other textile manufacturers for use in producing printed and dyed fabrics.

SUBSIDIARIES

JPS's wholly-owned operating subsidiaries include JPS Elastomerics and C&I. JPS's other wholly-owned subsidiaries do not have any significant operations:
JPS Capital, International Fabrics, Inc. ("Fabrics"), JPS Auto, Inc. ("Auto") and JPS Carpet Corp. ("Carpet"). JPS business units are managed in three separate divisions: Elastomerics, Glass and Apparel. Each division has independent administrative, manufacturing and marketing capabilities for all material aspects of their operations, including product design, technical development, customer service, purchasing, and collections. JPS's parent company corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for its subsidiaries. Corporate costs are allocated to the divisions for segment reporting purposes.

MANUFACTURING

The Company currently operates six facilities in four states utilizing state-of-the-art manufacturing equipment. The majority of the Company's manufacturing equipment is automated and computer controlled for maximum efficiency, cost control and consistency.

Following are comments on manufacturing as they relate to each of the Company's divisions:

JPS Elastomerics

The Elastomerics division operates two facilities and employs approximately 275 employees. Construction products are produced from raw materials, where they are blended to proprietary specifications along with fire-retardant and UV stabilizers and then calendered on state-of-the-art equipment.

Polyurethane is extruded in highly automated, computer controlled, blown film and sheet-fed extrusion processes from raw urethane resins. Depending on end uses, some materials are manufactured in clean zone environments.

JPS Glass

The Glass division operates one facility and employs approximately 480 employees. The Company purchases fiberglass and other specialty yarns to mechanically form into substrates which have proprietary finishes applied to meet individual customer specifications. These proprietary finishes are designed to act as the bonding agent between the fiberglass substrate and the customer's value-added application. In almost every case, the customer's product would have lower or unacceptable performance without the proprietary finish. These finishes are customer specific and developed over years of trial and development. All products are manufactured to customer specification and require certification to either military specification or customer specification prior to shipment.

JPS Apparel

The Apparel division operates three facilities and employs approximately 1,150 employees in the manufacture of woven cellulosic fabrics. The Company purchases synthetic and natural fibers and spins them into yarn or purchases filament yarn for processing. In addition, the Company purchases certain spun yarns. Yarns are then sized or directly woven into unfinished fabric. Upon completion of the weaving process, fabrics are generally shipped to customers who dye, finish and cut those fabrics for resale.

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

MARKETING AND COMPETITION

The following is a discussion of marketing and competitive factors as they relate to each of the Company's divisions:

JPS Elastomerics

The commercial roofing industry is highly competitive with a number of major participants in all segments of the industry. Many of the Company's competitors are significantly larger in terms of aggregate sales. In the specialty segment of the single-ply market where the Company competes, there are more than 10 competitors, with the Company having the largest market share in this segment. Due to the success of the Company's EP product line and new product introductions slated for 2000, management expects continued growth in this sector.

The Company markets it products under the Stevens(R) brand name using a push-pull strategy: pushing products through distribution to the roofing contractor and pulling products through the market by creating demand on the part of building owners, architects and specifiers.

The Company has approximately 20 field sales staff as well as a network of independent representatives, distributors and distributor-representatives as its sales force. In addition, the Company operates a sales office in the United Kingdom, has an extensive distribution network in Europe, and a strong licensing program in Asia. Marketing efforts in the roofing industry include (i) new product development to meet changing market demands, (ii) providing proprietary accessory products, (iii) implementing several contractor-specific programs, and
(iv) a comprehensive marketing communications effort.

Geomembrane products are sold to a select group of fabricators and installers. The Company's marketing efforts are focused exclusively on supporting those companies in a variety of ways.

The Company's urethane products are also marketed through both direct sales personnel and a nationwide network of independent representatives. None of the Company's products are sold "off the shelf," as each application has specific end-use performance requirements. As with the construction products, marketing efforts for urethane are multifaceted with new product development and engineering being critical factors to the success of these products.

JPS Glass

The glass substrate business is highly competitive and globally influenced because of the significant capacity that exists in Europe, Asia and North America. The Company believes itself to be the third largest North American producer of glass substrates, where the majority of its products are sold. Importantly, it is very well-positioned because of the balance between its electrical components, fiberglass reinforced composites, construction, and insulation product lines. Additionally, within the electrical substrate product line (i.e., printed circuit boards) the Company's ability to commit in excess of 75% of its capacity to light weight substrates is a market strength because they are used in a vast array of growing consumer product markets, such as cell phones, computers, pagers, as well as the electronic infrastructure for the internet.

The Company's glass products are marketed through a combination of direct sales and distributors, with the central focus being development of customer specific finishes that enhance their respective value added processes.

JPS Apparel

The textile industry is highly competitive and includes a number of domestic and international participants. The Company generally competes on the basis of price, quality, design and customer service. Many companies compete in limited segments of the textile market. In recent years, a large and growing percentage of domestic consumer apparel demand has been met by foreign competitors whose products, both fabrics and garments, are imported into the United States. The Company is well-positioned due to its ability to respond quickly to changing styling and fashion trends. This ability generally provides advantages for domestic textile manufacturers. Although no single company dominates the industry, most market segments are dominated by a small number of competitors. The Company believes it has a significant market share in the market for rayon and acetate apparel fabrics.

The Company markets its spun and filament fabrics to converters who finish and/or dye these products prior to shipping to apparel manufacturers. The Company has sought to maintain a relatively high proportion of such sales in product areas where its manufacturing flexibility can provide a competitive advantage.

CUSTOMERS

Sales to Hargro Fabrics, Inc. represented approximately 13%, 9% and 6% of the Company's consolidated net sales in Fiscal 1999, 1998 and 1997, respectively. No other customer accounts for more than 10% of the Company's sales. However, the loss of certain other customers could have a material adverse effect on sales.

PRODUCT DEVELOPMENT

The following is a discussion of product development as it relates to each of the Company's divisions:

JPS Elastomerics

On-going product development and process improvement activities include a constant evaluation of new advanced polymers and polymer compounds, as well as the evaluation and analysis of material additives required in the manufacture of commercial roofing products, geomembranes and thermoplastic polyurethane. As appropriate, additives are required to ensure long-term UV stability, fire or chemical resistance or to ensure that a specific product can be used in contact with drinking water.

For its roofing products, the Company continues to develop advanced material products that meet fire, wind and other building code requirements on a global basis. Such building codes vary from country to country, and even regionally, presenting a challenge to the manufacturer. Geomembranes must also meet stringent code requirements of several countries, particularly when used in potable water reservoirs.

The Company offers both aliphatic and aromatic polyurethane products. Aliphatic, which is used in glass clad polycarbonate laminates for security-glazing applications, is extruded in a clean zone environment to ensure maximum product cleanliness. Aromatic materials are extruded by blown film and flat sheet fed technologies. The Company spends a considerable amount of R&D effort to develop material additives that enable end products to be more fire resistant, more breathable, more permeable, etc. In addition, the Company must provide specific surface finishes and textures that may be required for end-use applications.

JPS Glass

R&D efforts include the continued refinement of silane chemistry for high Tg resin systems in the printed circuit board industry, development of soft moldable finishes for the building products industry, high-flex finishes to extend the life of filtration substrates for the power generation industry, and new low cost materials for the mechanically needled insulation industry. The product development effort is an ongoing customer specific process that is enhanced by the involvement of the division's vendor partners with the division's highly skilled research department.

JPS Apparel

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

BACKLOG

Unfilled open orders, which the Company believes are firm, were $33.5 million at October 30, 1999 and $38.5 million at October 31, 1998. The backlog at October 31, 1998 included approximately $8.0 million associated with the businesses which were exited in Fiscal 1999. Excluding these effects, the backlog actually increased $3.0 million at October 30, 1999. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of October 30, 1999, will be filled in the 52-week period ending October 28, 2000 ("Fiscal 2000"). The increase is primarily due to an increase in customer demand for certain apparel fabrics. The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a period.

No significant portion of the Company's business is subject to renegotiation of profits, or termination of contracts or subcontracts at the election of the government.

PATENTS, LICENSES AND TRADEMARKS

The following is a discussion of patent licenses and trademarks as they relate to each of the Company's divisions:

JPS Elastomerics

Products, such as commercial roofing, geomembranes and polyurethane, are marketed under the "Stevens" brand name. As such, the Company is in the process of securing U.S. trademarks for the following names: Stevens Roofing Systems(TM), Stevens Geomembranes(TM) and Stevens Urethane(TM). In addition, the Company currently holds U.S. trademarks on the names Hi-Tuff(R) and Hi-Tuff Plus(R). The Company also holds trademarks for the Hi-Tuff name in Canada, Mexico and certain European and Asian countries.

In terms of product licensing, the Company is currently involved with two manufacturing licensees: Tsutsunaka Plastics Industries ("TPI") of Japan and Protan A/S of Norway. The Company has licensed roofing technology to Protan for manufacturing and marketing TPO-based roofing products in the Scandinavian countries. In addition, Stevens roofing and geomembrane compound and manufacturing technologies have been licensed to TPI for the production and marketing of membranes in Japan.

JPS Glass

A total of three patents and 30 trademarks are secured or in the process of being secured by the Company for its Glass business. These include, but are not limited to: alkali resistant meshes for Exterior Insulation Facing Systems trademarked under the names of Versaflex(R), Duraflex(R), Ultraflex(R) and Standardflex(R); filtration products trademarked under the names AcidFlex(TM) and Ultraflex(R); and substrates meeting high temperature requirements trademarked under the name Tempratex(R).

JPS Apparel

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

EMPLOYEES

As of October 30, 1999, the Company had approximately 1,900 employees of which approximately 1,550 were hourly and approximately 350 were salaried. The Company's employees are not represented by unions. The Company believes its relations with its employees to be good.

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

Financial information for the JPS Elastomerics, JPS Glass and JPS Apparel segments is set forth in Note 11 to the Consolidated Financial Statements included in Item 8 herein.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in Fiscal 2000 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's industry, the Company's ability to meet its debt service obligations, the seasonality of the Company's sales, the volatility of the Company's raw materials cost, and the Company's dependence on key personnel and certain large customers.

ITEM 2.  PROPERTIES.

The following table sets forth certain information relating to the Company's principal facilities (segment information relates to principal use). All of the facilities owned or leased by the Company are used for manufacturing, except for the facility in New York which is used as a sales office and a Greenville facility which is used as a divisional headquarters. Except as noted, all of the Company's facilities are owned in fee and substantially all owned facilities are pledged as collateral for the Company's bank financing arrangement.

                                      Square                                     Square
     Location                         Footage       Location                     Footage
     --------                         -------       --------                     -------

                JPS Elastomerics                                    JPS Glass
                ----------------                                    ---------
     Westfield, NC                     237,000      Slater, SC                    433,000
     Easthampton, MA                    50,000


                  JPS Apparel
                  -----------
     Laurens, SC                       475,000
     Greenville, SC                    460,000
     S. Boston, VA                     286,000
     Greenville, SC                     18,640
     New York, NY (1)                    9,000

(1) The New York, NY facility is leased by the Company under a lease agreement which expires in 2006.

The Company also leases certain other warehouse facilities, various regional sales offices and a subsidiary's divisional headquarters. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.

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

In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint, in the Circuit Court of Cook County, Illinois (Case No. 97C8586), against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's roofing membrane installed on approximately 150 Sears stores. No trial date has been established. The Company believes it has meritorious defenses to the claims and intends to continue to defend the lawsuit vigorously. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 1999.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The common stock of the Company was approved for listing and trading on the Nasdaq National Market System under the stock symbol "JPST," effective January 30, 1998. Prior to that time, there was only sporadic trading of the common stock in the over-the-counter market. The following table presents the high and low sales prices for the common stock for each full quarterly period since the common stock became eligible for trading on Nasdaq.

                  FISCAL 1998                  HIGH             LOW
                  -----------                  ----             ---
                  Second Quarter              $13 3/8         $11 3/4
                  Third Quarter                14 1/2          11 1/2
                  Fourth Quarter               13               3 3/4

                  FISCAL 1999                  HIGH             LOW
                  -----------                  ----             ---
                  First Quarter               $ 5 1/2         $ 4
                  Second Quarter                5 5/8           2 3/4
                  Third Quarter                 4 3/4           3
                  Fourth Quarter                3 1/4           2 1/4

As of January 15, 2000, there were approximately 14 holders of record of the Company's common stock.

The Company has never paid a dividend on its common stock. The Company presently intends to retain earnings to fund working capital and for general corporate purposes and therefore, does not intend to pay cash dividends on shares of the common stock in the foreseeable future. The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under the existing indebtedness (including, without limitation, indebtedness evidenced by the Revolving Credit Facility (as later defined) and refundings and refinancings thereof) and other factors deemed relevant by JPS's Board of Directors. The Company's ability to pay cash dividends is dependent on its earnings and cash flow. The subsidiaries that are borrowers under certain credit agreements are restricted from paying cash dividends to JPS with respect to their capital stock unless, among other things, JPS and its subsidiaries satisfy certain specified financial tests.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA.
         (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years or periods indicated. The selected historical financial data for each of the two years ended October 28, 1995 and November 2, 1996, the period from November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997, and the years ended October 31, 1998 and October 30, 1999 have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the carpet business (sold on November 16, 1995), the yarn sales business (sold on July 23, 1999), and the cotton commercial products business (sold on August 27, 1999), as discussed in Note 3 to the Consolidated Financial Statements of the Company at Item 8 in this Form 10-K. The financial statements for the period from October 10, 1997 to November 1, 1997 and for the years ended October 31, 1998 and October 30, 1999 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, certain of the selected financial data for the period from October 10, 1997 to November 1, 1997 and for the years ended October 31, 1998 and October 30, 1999 are not comparable to the selected financial data of prior periods. Therefore, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company." The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" presented elsewhere herein.

                                              Predecessor Company                              Reorganized  Company
                                   -------------------------------------------  |  ----------------------------------------------
                                    Fiscal Year    Fiscal Year     Period from  |  Period from       Fiscal Year     Fiscal Year
                                       Ended          Ended        November 3,  |   October 10,        Ended            Ended
                                    October 28,    November 2,        1996 to   |     1997 to        October 31,      October 30,
                                       1995            1996         October 9,  |   November 1,          1998            1999
INCOME STATEMENT DATA:              (52 Weeks)       (53 Weeks)        1997     |       1997         (52 Weeks)       (52 Weeks)
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
                                                                                |
Net sales                          $   403,692     $   391,845     $   329,482  |  $     34,442     $    336,512     $    292,193
Cost of sales                          343,694         343,387         281,079  |        26,477          283,535          246,996
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
Gross profit                            59,998          48,458          48,403  |         7,965           52,977           45,197
Selling, general and                                                            |
 administrative expenses                35,973          37,739          34,766  |         2,236           37,455           35,489
Other expense (income), net              6,248           2,498             622  |           (11)            (592)             323
Charges for plant closing, loss                                                 |
 on sale of certain operations,                                                 |
 write-down of certain long-                                                    |
 lived assets and                                                               |
 restructuring costs                         -          30,028            (574) |             -           19,245            3,718
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
Operating profit (loss)                 17,777         (21,807)         13,589  |         5,740           (3,131)           5,667
Valuation allowance on                                                          |
 Gulistan securities                         -          (4,242)         (5,070) |             -                -                -
Interest income                          2,821           2,856           2,744  |            93            1,038                -
Interest expense                       (39,946)        (40,510)        (32,164) |          (584)          (8,592)          (7,546)
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
Income (loss) before                                                            |
 reorganization items,                                                          |
 income  taxes, discontinued                                                    |
 operations and extraordinary                                                   |
 items                                 (19,348)        (63,703)        (20,901) |         5,249          (10,685)          (1,879)
Reorganization items:                                                           |
 Fair-value adjustments                      -               -          (4,651) |             -                -                -
 Professional fees and                                                          |
 expenses                                    -          (2,255)         (8,420) |             -                -                -
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
Income (loss) before income                                                     |
 taxes, discontinued                                                            |
 operations and                                                                 |
 extraordinary items                   (19,348)        (65,958)        (33,972) |         5,249          (10,685)          (1,879)
Income taxes (benefit)                   1,200            (300)         (8,822) |         2,007              765              569
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
Income (loss) before                                                            |
 discontinued operations and                                                    |
 extraordinary items                   (20,548)        (65,658)        (25,150) |         3,242          (11,450)          (2,448)
Discontinued operations                                                         |
 (net of taxes):                                                                |
 Income (loss) from                                                             |
  discontinued operations               (4,195)           (278)          1,193  |          (525)             786             (898)
 Loss on disposal of                                                            |
  discontinued operations              (26,241)         (1,500)              -  |             -                -          (18,096)
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
Income (loss) before                                                            |
 extraordinary items                   (50,984)        (67,436)        (23,957) |         2,717          (10,664)         (21,442)
Extraordinary gain on early                                                     |
 extinguishment of debt                 20,120               -         100,235  |             -                -                -
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
                                                                                |
Net income (loss)                  $   (30,864)    $   (67,436)    $    76,278  |  $      2,717     $    (10,664)    $    (21,442)
                                   ===========     ===========     ===========  |  ============     ============     ============
                                                                                |
Income (loss) applicable                                                        |
 to common stock                   $   (34,695)    $   (71,941)    $    72,451  |  $      2,717     $    (10,664)    $    (21,442)
                                   ===========     ===========     ===========  |  ============     ============     ============
                                                                                |
Weighted average number                                                         |
  of shares outstanding (1)          1,000,000       1,000,000       1,000,000  |    10,000,000       10,000,000       10,000,000
                                   ===========     ===========     ===========  |  ============     ============     ============

                                              Predecessor Company                              Reorganized  Company
                                   -------------------------------------------  |   ----------------------------------------------
                                    Fiscal Year    Fiscal Year     Period from  |  Period from       Fiscal Year     Fiscal Year
                                       Ended          Ended        November 3,  |   October 10,        Ended            Ended
                                    October 28,    November 2,        1996 to   |     1997 to        October 31,      October 30,
                                       1995            1996         October 9,  |   November 1,          1998            1999
INCOME STATEMENT DATA:              (52 Weeks)       (53 Weeks)        1997     |       1997         (52 Weeks)       (52 Weeks)
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
                                                                                |
Basic and diluted income (loss)                                                 |
 per common share: (1)                                                          |
Income (loss) before                                                            |
 discontinued operations and                                                    |
 extraordinary items               $  (24.38)      $  (70.16)      $   (28.98)  |   $   0.32        $  (1.15)        $  (0.24)
Discontinued operations                                                         |
 (net of taxes):                                                                |
 Income (loss) from                                                             |
  discontinued operations              (4.20)          (0.28)            1.19   |      (0.05)           0.08            (0.09)
 Loss on disposal of                                                            |
  discontinued operations             (26.24)          (1.50)            -      |       -               -               (1.81)
Extraordinary gain                     20.12            -              100.24   |       -               -                -
                                   ---------       ---------       ----------   |   --------        --------         --------
Net income (loss)                  $  (34.70)      $  (71.94)      $    72.45   |   $   0.27        $  (1.07)        $  (2.14)
                                   =========       =========       ==========   |   ========        ========         ========



BALANCE SHEET DATA:                October 28,     November 2,     November 1,      October 31,     October 30,
                                      1995            1996            1997             1998             1999
                                   -----------     -----------     -----------      -----------     -----------
Working capital (deficiency),
 excluding net assets held
 for sale                          $    72,670     $(257,866)(2)   $   82,132       $   90,516      $ 63,507
Total assets                           412,822       335,927          322,381          267,663       226,856
Total long-term debt, less
 current portion                       327,668         4,226(2)        94,891           98,693        79,806
Senior redeemable preferred stock       28,171        32,676             -                 -              -
Shareholders' equity (deficit)         (37,045)     (108,986)         126,047          109,528        94,653


(1) In accordance with the provisions of SFAS No. 128, the presentation of earnings per share data for all periods presented has been restated to conform to SFAS No. 128.
(2) All of the Company's senior credit facility revolving line of credit and all of the Company's subordinated notes and debentures are classified as current liabilities as of November 2, 1996.
(3) The following non-cash charges have been included in the determination of income (loss) before reorganization items, income taxes, discontinued operations and extraordinary items for the periods shown above:


                                              Predecessor Company                              Reorganized  Company
                                   -------------------------------------------  |  ----------------------------------------------
                                    Fiscal Year    Fiscal Year     Period from  |  Period from       Fiscal Year     Fiscal Year
                                       Ended          Ended        November 3,  |   October 10,        Ended            Ended
                                    October 28,    November 2,        1996 to   |     1997 to        October 31,      October 30,
                                       1995            1996         October 9,  |   November 1,          1998            1999
                                    (52 Weeks)       (53 Weeks)        1997     |       1997         (52 Weeks)       (52 Weeks)
                                   -----------     -----------     -----------  |  ------------     ------------     ------------
                                                                                |
Certain non-cash charges to                                                     |
 income:                                                                        |
Depreciation                       $  17,613       $   18,765      $    14,765  |  $       569       $    9,338          $ 9,112
Amortization of goodwill                                                        |
 and other                               769              787              738  |          125            2,077            1,725
Product liability charge               5,000                -                -  |            -                -                -
Plant closing, loss on sale of                                                  |
 certain operations, writedown                                                  |
 of certain long-lived assets                                                   |
 and restructuring costs                   -           17,554                -  |            -           19,245            3,718
Early retirement offer                     -            1,125                -  |            -                -                -
Valuation allowance on                                                          |
 Gulistan securities                       -            4,242            5,070  |            -                -                -
Other non-cash charges to income         371              769            1,092  |          127              533              844
Non-cash interest                      8,818           10,088            7,303  |           20              329              414
                                   ---------       ----------      -----------  |  -----------       ----------          -------
                                   $  32,571       $   53,330      $    28,968  |  $       841       $   31,522          $15,813
                                   =========       ==========      ===========  |  ===========       ==========          =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On October 9, 1997, JPS consummated a Plan of Reorganization as discussed in
Item 1 herein under the caption "The 1997 Restructuring." The following discussion should be read in conjunction with Item 1 and with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the yarn sales business (sold on July 23, 1999) and the cotton commercial products business (sold on August 27, 1999).


                                            Pro-Forma (6)           Reorganized Company (4)
                                             (Unaudited)        ----------------------------------
                                            Fiscal Year         Fiscal Year            Fiscal Year
                                               Ended               Ended                  Ended
                                            November 1,         October 31,            October 30,
                                               1997                 1998                   1999
                                             ---------           ---------              ---------
NET SALES
 Elastomerics                                $  87,872           $  83,708              $  80,035
 Glass                                          81,260              79,323                 83,453
 Apparel                                       202,269             182,181                137,597
                                             ---------           ---------              ---------
                                               371,401             345,212                301,085
Less intersegment sales (1)                     (7,477)             (8,700)                (8,892)
                                             ---------           ---------              ---------
Net sales                                    $ 363,924           $ 336,512              $ 292,193
                                             =========           =========              =========

OPERATING PROFIT (2)
 Elastomerics                                $   9,316           $   7,303              $   6,608
 Glass                                           9,994               5,686                  3,014
 Apparel                                         6,498             (16,120)(5)             (3,955)
                                             ---------           ---------              ---------
Operating profit (loss)                         25,808              (3,131)                 5,667
Interest income                                  1,192               1,038                      -
Interest expense                                (8,676)             (8,592)                (7,546)
                                             ---------           ---------              ---------
Income (loss) before reorganization
 items, income taxes, discontinued
 operations and extraordinary items          $  18,324           $ (10,685)             $  (1,879)
                                             =========           =========              =========



OTHER DATA

EBITDA (3)
 Elastomerics                                $  11,374           $   9,677              $   9,859
 Glass                                          11,980               7,988                  6,734
 Apparel                                        11,971               9,863                  4,476
                                             ---------           ---------              ---------
Total EBITDA                                 $  35,325           $  27,528              $  21,069
                                             =========           =========              =========



(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

(2) The operating profit (loss) of each business segment includes a proportionate share of indirect corporate expenses. JPS's parent company corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees and amortization of reorganization costs in excess of amounts allocable to identifiable assets.

(3) EBITDA represents operating income plus depreciation, amortization and certain other charges (credits) aggregating approximately ( $0.6 million), $19.2 million and $3.7 million in Fiscal 1997, 1998 and 1999, respectively. These other charges (credits) represent the "plant closing, loss on sale of certain operations, writedown of certain long-lived assets and restructuring costs" as presented separately in the Consolidated Financial Statements of the Company and Notes thereto, and in Item 6, "Selected Historical Financial Data" presented elsewhere herein. EBITDA as determined by the Company may not be comparable to the EBITDA measure as reported by other companies. This presentation of EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity. In addition, this measure does not represent funds available for discretionary use. It is included herein to provide additional information with respect to ability of the Company to meet its future debt service, capital expenditures and working capital requirements.

(4) The financial statements subsequent to October 9, 1997 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, the financial information for the period from October 10, 1997 to November 1, 1997 and the years ended October 31, 1998 and October 30, 1999 is not comparable to the financial information of prior periods.

(5) The Fiscal 1998 operating profit for Apparel includes charges of approximately $18.5 million for writedown of certain long-lived assets including excess reorganization costs and approximately $0.7 million for certain restructuring costs. Fiscal 1999 operating profit for Apparel includes charges of approximately $3.7 million for certain restructuring costs.

(6) The pro forma financial information was prepared for comparison purposes and gives effect to the Plan of Reorganization as if the transactions had occurred on November 3, 1996 (for Fiscal 1997). The unaudited pro forma financial information was derived by adjusting the historical consolidated financial statements of the Company for the effects of fresh start accounting as described in Note 1 to the Consolidated Financial Statements included in Item 8 herein. Such adjustments primarily relate to decreased depreciation expense resulting from revaluation of the Company's fixed assets, decreased interest expense resulting from extinguishment of Old Debt Securities in the reorganization, increased amortization resulting from reorganization value in excess of amounts allocable to identifiable assets and the elimination of reorganization items, and their related tax effects. This pro forma information is provided for informational purposes only and should not be construed to be indicative of the results of operations of the Company had the transactions been consummated on the respective dates indicated and are not intended to be predictive of the results of operations of the Company for any future period.


RESULTS OF OPERATIONS

INTRODUCTION

The Company has repositioned itself from one that was largely textile oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This has been accomplished by successfully streamlining the ongoing apparel fabric business and exiting three other textile businesses, while intensifying its focus on the two businesses with growth potential, JPS Glass and JPS Elastomerics. On March 2, 1999, the Company sold its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. The Company closed its Angle manufacturing facility in the third quarter and sold the remaining plant on September 3, 1999, thereby streamlining the apparel business. On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales segment. On August 27, 1999, the Company sold its

Borden manufacturing plant, thereby exiting its cotton commercial products segment. The yarn sales and cotton commercial products segments are reported in the accompanying condensed consolidated financial statements as discontinued operations. Additionally, Company-wide cost reduction measures were implemented at the beginning of Fiscal 1999, which included the elimination of certain jobs at estimated annualized savings of approximately $1.3 million. The Company changed its name to JPS Industries, Inc. and is now focusing solely on improving the performance and profitability of its remaining core businesses: JPS Elastomerics, JPS Glass and JPS Apparel.

FISCAL 1999 COMPARED WITH FISCAL 1998

Consolidated net sales decreased $44.3 million, or 13.2%, from $336.5 million in Fiscal 1998 to $292.2 million in Fiscal 1999. Consolidated operating income
(loss) increased $8.8 million from an operating loss of $3.1 million in Fiscal 1998 to an operating profit of $5.7 million in Fiscal 1999. Fiscal 1998 and Fiscal 1999 results include charges for loss on writedown of certain long-lived assets and certain restructuring charges of approximately $19.2 million and $3.7 million, respectively. Excluding such charges for comparative purposes, operating profit in Fiscal 1999 was $9.4 million compared with $16.1 million in Fiscal 1998.

JPS Elastomerics

Net sales in Fiscal 1999 in the Elastomerics segment, which includes single-ply roofing and environmental membrane and extruded urethane products, decreased $3.7 million, or 4.4%, from $83.7 million in Fiscal 1998 to $80.0 million in Fiscal 1999. Sales of roofing products decreased $6.3 million in Fiscal 1999. The domestic roofing market continues to be characterized by intense competition driven by aggressive entrants into this market. The Company has addressed this challenge by instituting aggressive pricing strategies, development of new products slated to be commercially available in 2000, strengthening sales management in key territories, and taking strong actions to reduce operating costs. Sales of urethane products increased $1.7 million in Fiscal 1999 due to higher demand for certain of the Company's extruded sheet products used in security glass and athletic footwear.

Operating profit in Fiscal 1999 for the Elastomerics segment decreased $0.7 million from $7.3 million in Fiscal 1998 to $6.6 million in Fiscal 1999. The decrease resulted principally from decreased roofing products sales, mitigated to a large degree by increased sales and improved margins on urethane products, implementation of cost reduction measures, and improved inventory management.

JPS Glass

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, increased $4.2 million, or 5.3%, from $79.3 million in Fiscal
1998 to $83.5 million in Fiscal 1999. The electronics industry represents the largest customer base for the Company's fiberglass products. In Fiscal 1998, global consumer demand for electronic products did not meet expectations and, combined with other factors, including the weakness in Asian economies, led to a slowdown in demand for certain fiberglass fabrics used in the manufacture of electrical circuit boards. To counteract these factors, the Company took a number of actions to broaden its customer base in electrical substrates and increased its market share in building products. In Fiscal 1998, the Company completed its capacity expansion and modernization program allowing the Company to gain market share. These actions led to improved sales in Fiscal 1999 compared with Fiscal 1998. The Company has also taken strong actions to reduce costs, improve manufacturing productivity and improve the quality of its products and services.

Operating profit in Fiscal 1999 for the Glass segment decreased $2.7 million from $5.7 million in Fiscal 1998 to $3.0 million in Fiscal 1999 resulting from continued pricing pressures involving electrical substrates and the impact of production curtailments to reduce inventories to targeted levels.

JPS Apparel

Net sales in the Apparel segment, which include unfinished woven apparel fabrics primarily for women's wear, decreased $44.6 million, or 24.5%, from $182.2 million in Fiscal 1998 to $137.6 million in Fiscal 1999. Apparel fabrics are produced primarily from yarns consisting chiefly of rayon, acetate and Tencel(R) fibers. Market conditions for these apparel fabrics weakened significantly during Fiscal 1999. High levels of apparel imports negatively impacted the demand for domestically produced fabrics. In response to these conditions, the Company streamlined its apparel business through the closure and sale of its Angle manufacturing facility in order to better match apparel production capacity with market demand. In addition, the Company implemented significant cost reduction plans and focused on dramatically reducing inventory levels.

Operating profit (loss) in Fiscal 1999 for the Apparel segment improved $12.1 million from an operating loss of $16.1 million in Fiscal 1998 to an operating loss of $4.0 million in Fiscal 1999. Fiscal 1998 and Fiscal 1999 results included charges of approximately $19.2 million and $3.7 million, respectively, for writedown of certain long-lived assets and restructuring charges. Excluding such charges for comparative purposes, operating loss was $0.3 million in Fiscal 1999 compared with operating profit of $3.1 million in Fiscal 1998. This decrease is primarily attributable to the lower sales volume, lower unit prices and the effects of production curtailment to reduce inventories to targeted levels.

The determination to close the Angle facility, as discussed above, resulted in a charge in Fiscal 1998 of approximately $4.3 million related principally to a loss on impairment of the plant in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This plant closing was completed in the third quarter of Fiscal 1999. Accordingly, an additional charge of approximately $0.9 million was recorded in Fiscal 1999 related principally to employee severance costs. The plant facility was sold in Fiscal 1999 for approximately $0.2 million.

Other

Pursuant to the terms of an Asset Purchase Agreement dated as of January 11, 1999, as amended, between JPS Converter and Industrial Corp., a wholly-owned subsidiary of JPS, and Belding Hausman, Incorporated, JPS Converter and Industrial Corp. sold substantially all of the assets of its Boger City Plant which was engaged primarily in the manufacture and sale of home fashion textiles. This business accounted for sales of $30.9 million, $22.8 million and $7.3 million in Fiscal 1997, 1998 and 1999, respectively. The consideration for the sale consisted of approximately $7.9 million cash. The cash proceeds were used by the Company to reduce outstanding borrowings under its Revolving Credit Facility and an equipment loan. In accordance with SFAS No. 121, the results of operations for Fiscal 1998 included a charge for writedowns of certain long-lived assets of approximately $12.5 million for the excess of the carrying value of the plant over its fair value and related reorganization value in excess of amounts allocable to identifiable assets.

Additionally, in Fiscal 1998 and Fiscal 1999, the Company implemented cost reduction measures which included, among other things, personnel reductions and the idling of certain manufacturing equipment. The results of operations for Fiscal 1998 and Fiscal 1999 include restructuring charges of approximately $2.4 million and $2.8 million, respectively.

Interest expense in Fiscal 1999 is consistent with the Fiscal 1998 amounts after giving effect to the repayment of the Contingent Notes in Fiscal 1998. Long-term debt was reduced by approximately $19.0 million in Fiscal 1999 with most of this decrease occurring in the last half of the year. The impact of this reduction was offset by higher weighted-average interest rates.

In Fiscal 1999, the Company implemented a plan to exit its cotton commercial products and yarn sales segments. Accordingly, a charge for loss on disposal of discontinued operations of approximately $18.1 million was recorded in Fiscal 1999. This charge consists primarily of the writedown of disposed plant assets to net realizable value, the writedown of related reorganization value in excess of amounts allocable to identifiable assets, employee severance costs and other exit costs. On July 23, 1999, the Company completed the sale of its Stanley plant, thereby exiting the yarn sales segment. This business accounted for sales of $20.3 million, $19.0 million and $11.0 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to an Asset Purchase Agreement dated July 2, 1999, between C&I, a wholly-owned subsidiary of the Company, and Belding Hausman, Incorporated, the consideration for the Stanley sale consisted of approximately $2.0 million in cash. On August 27, 1999, the Company completed the sale of its Borden plant, thereby exiting its cotton commercial products segment. This business accounted for sales of $34.1 million, $33.7 million and $18.4 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to an Asset Purchase Agreement dated June 24, 1999, as amended, among JPS, C&I and Chiquola Fabrics, LLC, the consideration for the Borden sale consisted of approximately $3.2 million cash and a $2.0 million subordinated promissory note which was recorded at its estimated fair value. The proceeds from these sales were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility and an equipment loan.

FISCAL 1998 COMPARED WITH FISCAL 1997 (PRO FORMA)

The financial statements for the periods subsequent to the consummation of the Plan of Reorganization were prepared under the principles of fresh start reporting for companies emerging from a plan of reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparisons to Fiscal 1998 are made using the pro forma financial information for Fiscal 1997 and therefore this discussion addresses such pro forma information.

Consolidated net sales decreased $27.4 million, or 7.5% from $363.9 million in Fiscal 1997 to $336.5 million in Fiscal 1998. Operating income (loss) decreased $28.9 million from a pro forma operating profit of $25.8 million in Fiscal 1997 to an operating loss of $3.1 million in Fiscal 1998. Fiscal 1998 results include charges for loss on writedown of certain long-lived assets and certain restructuring charges which totaled approximately $19.2 million. Excluding such charges for comparative purposes, operating profit in Fiscal 1998 was $16.1 million compared with pro forma operating profit of $25.8 million in Fiscal 1997.

JPS Elastomerics

Net sales in the Elastomerics segment decreased $4.2 million, or 4.8%, from $87.9 million in Fiscal 1997 to $83.7 million in Fiscal 1998. Net sales of roofing membrane increased $0.3 million in Fiscal 1998 although the domestic roofing market was characterized by intense competition and market consolidation as growth rates receded from the double-digit levels of the mid 1990's. Sales of urethane products decreased $3.5 million in Fiscal 1998, as a result of the decline in demand for certain of the Company's products used in the manufacture of athletic footwear. The athletic footwear industry was depressed in Fiscal 1998 as a result of shifting consumer preference in casual footwear. Sales of liner membrane decreased $1.0 million in Fiscal 1998 due to declining unit volume and unit selling prices.

Operating profit in Fiscal 1998 for the Elastomerics segment decreased $2.0 million from $9.3 million in Fiscal 1997 to $7.3 million in Fiscal 1998. This decrease was attributable to pricing pressures in the domestic roofing segment and the overall decline in sales volume.

JPS Glass

Net sales in the Glass segment decreased $2.0 million, or 2.5%, from $81.3 million in Fiscal 1997 to $79.3 million in Fiscal 1998. Global consumer demand for electronic products did not meet expectations and, combined with the weakness in Asian economies, created a slowdown in the demand for certain fiberglass products used in the manufacture of circuit boards.

Operating profit in Fiscal 1998 for the Glass segment decreased $4.3 million from $10.0 million in Fiscal 1997 to $5.7 million in Fiscal 1998. This decrease is directly attributable to the decline in unit sales volume and lower unit prices.

JPS Apparel

Net sales of apparel fabrics decreased $20.1 million, or 9.9%, from $202.3 million in Fiscal 1997 to $182.2 million in Fiscal 1998. Market conditions for apparel fabrics constructed primarily of filament yarn weakened during Fiscal 1998 producing unit volumes and average reduced selling prices well below prior-year levels. Apparel imports and shifting consumer preference in women's apparel reduced demand for domestically produced imported polyester fabrics for acetate-rich fabrics. Sales of fabric constructed primarily of spun yarns exceeded expectations for Fiscal 1998 increasing from $68.4 million in Fiscal 1997 to $72.8 million in Fiscal 1998.

Operating profit (loss) in Fiscal 1998 for the apparel fabrics group decreased $22.6 million from pro forma operating profit of $6.5 million in Fiscal 1997 to operating loss of $16.1 million in Fiscal 1998. Fiscal 1998 included charges of approximately $19.2 million for certain restructuring costs and writedown of certain long-lived assets. Excluding the effects of such charges, operating profit decreased $3.4 million principally due to the lower sales volume, lower unit prices and the effects of production curtailment to manage inventory levels.

See the discussion under the caption "Fiscal 1999 Compared With Fiscal 1998" for an explanation of the charges in Fiscal 1998 related to the closing of the Angle facility, the sale of the Company's Boger City facility and certain restructuring charges.

Other

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

Because of Gulistan's recurring losses during Fiscal 1997, the Company sold its debt and equity securities of Gulistan Holdings, consisting of a $10.0 million Promissory Note due in November 2001, $5.0 million of preferred stocks redeemable in November 2005, and warrants to purchase up to 25% of the common stock of Gulistan Holdings. Proceeds from the sale were $2.0 million. The writedown of the carrying value of the Gulistan securities to $2.0 million was reported in the period from November 3, 1996 to October 9, 1997. Such writedown, which totaled $5.1 million in Fiscal 1997, has been excluded from the Fiscal 1997 pro forma financial statements.

As a result of the application of fresh start accounting as required by Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," a gain on early extinguishment of debt of approximately $100.2 million and reorganization items of approximately $13.1 million were recorded as of the Effective Date. The reorganization items include professional fees and expenses of approximately $8.4 million (discussed above) and fair value adjustments of approximately $4.7 million. These items have been excluded from the Fiscal 1997 pro forma financial information.

Interest income and expense in Fiscal 1998 are consistent with the pro forma Fiscal 1997 amounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, JPS Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and Bank of America, as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $133 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $37,000,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes, and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. Subsequent to October 9, 1997, the Credit Agreement has been amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees, and (iii) provide additional reduction of the fixed asset portion of the Borrowing Base. As of October 30, 1999, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at October 30, 1999 is approximately 7.8%. The Company pays a fee of .25% per annum and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of October 30, 1999, unused and outstanding letters of credit totaled $1,525,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At October 30, 1999, the Company had approximately $22.6 million available for borrowing under the Revolving Credit Facility.

Net cash provided by operations decreased by approximately $2.4 million in Fiscal 1999 compared with Fiscal 1998 primarily due to lower operational activity resulting from the disposal of certain businesses in Fiscal 1999. Working capital at October 30, 1999 was approximately $64.0 million compared with $100.2 million at October 31, 1998. The Fiscal 1998 amounts included certain assets held for sale. In addition, Fiscal 1999 reflects substantial decreases in accounts receivable and inventories resulting from lower operating activity and a focused effort on reducing inventory levels. Accounts receivable decreased by approximately $7.0 million at October 30, 1999 compared with October 31, 1998 due principally to a decrease in sales in Fiscal 1999 and the timing of customer receipts. Inventories decreased by approximately $10.6 million in Fiscal 1999 as a result of the internal efforts to reduce inventory levels. Accounts payable and accrued expenses decreased approximately $6.9 million in Fiscal 1999 principally due to lower operating activity in the later part of the year.

The principal non-operating uses of cash in Fiscal 1999 were for property, plant and equipment expenditures of $5.5 million for upgrade of the Company's manufacturing operations and the repayment of long-term debt of approximately $19.0 million. During Fiscal 1999, the Company received approximately $13.1 million in proceeds from the sale of its Boger City, Stanley, Borden and Angle facilities as discussed under the caption "Fiscal 1999 Compared With Fiscal 1998." Such funds were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility and certain equipment loans. As of October 30, 1999, the Company had commitments of $0.5 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 2000 of approximately $5.0 million and expects such amounts to be funded by cash from operations, bank and other equipment financing sources.

On August 31, 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34.0 million in principal amount of JPS Capital's Contingent Notes.

In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as capital lease) for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to approximately $5.0 million. The total cost of assets under lease at October 30, 1999 was approximately $5.0 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market value at the end of the lease term.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan for at least Fiscal 2000.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products; however, market conditions sometimes preclude this practice.

For Fiscal 1999, the Company recorded a tax expense of $0.6 million even though the Company had losses from continuing operations. The expense resulted from the impact of non-deductible items, principally the amortization of excess reorganization value and from state income taxes arising in jurisdictions where separate returns are filed. As a result of valuation allowances, no benefit was recorded on the loss from discontinued operations. The Company had approximately $53.0 million of regular Federal net operating loss carryforwards as of October 30, 1999. As described below, a portion of these losses are subject to limitations on usage as a result of the ownership change that occurred under the Plan of Reorganization. Additional limitations could occur should the Company undergo another ownership change, as determined under the Internal Revenue Code of 1986, as amended (the "Code").

For the Fiscal Year Ended October 31, 1998, the Company recorded a tax expense of $0.8 million. A tax expense was recorded even though the Company had current year losses. This expense was due to the nondeductibility of certain expenses for tax purposes and the recording of an additional valuation allowance on the Company's deferred tax assets. The nondeductible items consist primarily of reorganization value in excess of amounts allocable to identifiable assets. The additional valuation allowance was provided based on management's assessment of the ability to recognize the net deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional information.

For the period from October 10, 1997 to November 1, 1997, the Company recorded a tax expense of $2.0 million. The tax expense for the period ending November 1, 1997 includes the utilization of a portion of the deferred tax asset, which was recorded as of the Effective Date of the Plan of Reorganization of the Company. The effective tax rate exceeds the statutory federal income tax rate due to the impact of items not deductible for federal income tax purposes and because of state income taxes.

The Company recorded a tax benefit for the period ending October 9, 1997 of approximately $8.8 million. This consists of a benefit from the implementation of the Plan of Reorganization, net of state taxes on subsidiary operations that could not be offset by operating loss carryovers or current year losses of JPS or its subsidiaries. See Note 8 to the Consolidated Financial Statements for additional information.

The Code provides that there are no taxes payable on gains such as the extraordinary gain on early extinguishment of debt that was realized on the reorganization of the Company in the period from November 3, 1996 to October 9, 1997. However, the Company was required under provisions of the Code to reduce certain net operating loss carryforwards and certain other tax attributes as a result of such gain. Beginning net operating loss carryovers were reduced by approximately $64.0 million. In addition, alternative minimum tax credit carryovers were reduced by approximately $0.7 million. As a result of valuation allowances on these assets, there was no tax expense attributable to such reductions. In addition to attribute reduction, any remaining net operating loss carryforwards and certain other tax attributes are subject to the limitations imposed by Section 382 of the Code. The effect of these limitations was to limit the utilization of the approximately $20.0 million of the current net operating loss carryovers and certain other attributes to an annual amount of approximately $6.6 million (subject to certain adjustments).


YEAR 2000 COMPLIANCE

Description of Year 2000 Issue

As a result of the existence of computer programs and chips embedded in process control equipment that use two digits rather than four to define the applicable year, a concern commonly known as "Year 2000" has arisen globally. Computer programs and equipment having time-sensitive software or imbedded processors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, such as production shutdowns, or a temporary inability to process transactions, send invoices or engage in similar normal business activities. Mission-critical applications which could be impacted include purchasing and inventory management, production control, general ledger accounting, billing, payroll, and disbursements.

The Company's Plan

In Fiscal 1997, the Company conducted a comprehensive review of its computer systems to identify those systems that could be affected by the Year 2000 issue. Since that date, the Company developed, implemented and completed its plan to address the Year 2000 issue. Task teams led by senior executives identified six project phases including (i) inventory of systems and process exposure, (ii) risk assessment and prioritization, (iii) remediation of non-compliant systems,
(iv) testing and development of compliant systems, (v) maintenance once compliance is achieved, and (vi) contingency planning.

Remediation involved repair of existing systems and equipment and, in some cases, complete replacement with purchased systems and equipment that are Year 2000 compliant. Replaced and modified systems have been subjected to rigorous testing in a non-production environment in parallel with production data and, once deployed, are continually monitored for compliance. Activities to maintain such compliance included monitoring of reprogrammed systems once back in production, internal and third party audits of critical systems, vendor compliance certifications, and testing of contingency plans. Management also reviewed production equipment used in its operations and performed a written survey of its critical equipment vendors in an attempt to certify that the systems imbedded in sophisticated production equipment are Year 2000 compliant. In addition, all new equipment purchases were, and continue to be, screened for Year 2000 compliance.

Contingency plans were developed, tested and implemented as necessary over the year-end cutover. The contingency plans addressed (i) the development of a contingency planning framework, including common approaches and criteria, (ii) clear assignment of accountability for executing the contingency planning framework, (iii) monitoring of results, and (iv) testing and validation.

The Company corresponded and met with critical vendors and service providers to discern their Year 2000 compliance status and testing procedures. Most of these vendors and service providers supply raw materials and equipment to the Company. All responses were received and followed up as necessary.

The Company has completed all of the aforementioned phases for all critical IT and process systems, and, as of this date, there have been no failures of IT or process systems causing significant disruptions of Company business. Further, we are aware of no third party failures that have significantly impacted Company systems or processes. It is possible, however, that additional problems may manifest themselves in the next several months, particularly any related to the February 29th leap year day. To preserve compliance of remediated and tested systems, testing of IT and process systems will continue through March 2000.

Costs Associated with Year 2000 Compliance

The incremental cost of addressing the Year 2000 issue has been substantially absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company, however, retains contract programmers to work on discrete projects and will continue this practice into the foreseeable future. The incremental cost of addressing the Year 2000 issue is estimated at $130,000, substantially all of which has been spent as of December 31, 1999. Most of these expenditures have been for remediation or replacement of existing systems. At this time, management believes that the final cost of Year 2000 modifications will not materially exceed this amount. There can be no assurances, however, that these estimates will not change. Specific factors that could cause material cost increases include, but are not limited to, additional problems that may surface in the next year and any remaining impacts from problems with systems and processes of third parties, of which we are currently unaware.

Risks Presented by Year 2000 Issues

There can be no assurance given that any or all of the Company's systems are or will continue to be Year 2000 compliant. Despite its best efforts, a failure by the Company to have resolved a material Year 2000 issue could result in an interruption in, or failure of, normal business operations and could materially and adversely affect the Company's financial condition. In addition, due to the uncertainties inherent in the Year 2000 problem, the Company cannot insure that its most important vendors, customers and service providers will continue to be Year 2000 compliant. The failure of critical third parties to correct all Year 2000 problems could materially and adversely affect the Company's operations and financial condition, even resulting in an interruption in normal business operations. However, as a result of the activities described above, and our experience to date, management believes that the Year 2000 issue will not pose significant operational problems for the Company's computer or process systems.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of October 30, 1999, approximately $75.4 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

Raw material price risk. A portion of the Company's raw materials are staple goods that are affected by raw material pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, and other factors which are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company's ability to produce certain products. The Company has established long-term relationships with key suppliers and may enter into purchase contracts or commitments of one year or less for certain raw materials. Such agreements generally include a pricing schedule for the period covered by the contract or commitment. The Company believes that any changes in raw material pricing, which cannot be adjusted for by changes in its product pricing or other strategies, would not be significant.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

JPS Industries, Inc.

We have audited the accompanying consolidated balance sheets of JPS Industries, Inc. (formerly JPS Textile Group, Inc.) and subsidiaries (the "Company") as of October 30, 1999 and October 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for the years then ended and for the period from October 10, 1997 to November 1, 1997 (Reorganized Company consolidated operations), and the consolidated statements of operations, senior redeemable preferred stock and shareholders' equity (deficit) and of cash flows for the period from November 3, 1996 to October 9, 1997 (Predecessor Company consolidated operations). Our audits also included the financial statement schedule listed in the index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on September 9, 1997, the Bankruptcy Court entered an order confirming the Company's plan of reorganization, which became effective after the close of business on October 9, 1997. The accompanying consolidated financial statements subsequent to October 9, 1997 were prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code." Accordingly, the Reorganized Company is a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Noten1.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 30, 1999 and October 31, 1998, and the results of its operations and its cash flows for the years then ended and the period from October 10, 1997 to November 1, 1997 (Reorganized Company) and for the period from November 3, 1996 to October 9, 1997 (Predecessor Company) in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
December 3, 1999

JPS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                         October 31,            October 30,
                                                             1998                   1999
                                                           --------               --------
ASSETS (Note 6)

CURRENT ASSETS:
   Cash                                                    $  1,549               $  1,343
   Accounts receivable, less allowance of $1,565
      in 1998 and 1999                                       62,556                 55,529
   Inventories (Notes 2 and 5)                               46,836                 36,250
   Net assets of discontinued operations (Note 4)            14,575                      -
   Prepaid expenses and other (Note 5)                        4,101                  4,711
   Net assets held for sale (Note 4)                          9,653                    504
                                                           --------               --------
         Total current assets                               139,270                 98,337

PROPERTY, PLANT AND EQUIPMENT, net
  (Notes 2 and 5)                                            88,720                 85,792

REORGANIZATION VALUE IN EXCESS
   OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
   ASSETS, less accumulated amortization of
   $2,438 in 1998 and $3,566 in 1999 (Notes 1, 2, and 4)     36,532                 31,066

OTHER ASSETS (Note 5)                                         3,141                 11,661
                                                           --------               --------

         Total assets                                      $267,663               $226,856
                                                           ========               ========

                                                          October 31,          October 30,
                                                             1998                 1999
                                                          ----------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $  19,890           $  17,064
   Accrued interest                                            1,055                 865
   Accrued salaries, benefits and withholdings
      (Note 9)                                                 6,835               6,438
   Other accrued expenses (Notes 5 and 9)                     10,274               8,984
   Current portion of long-term debt (Note 6)                  1,047                 975
                                                           ---------           ---------
      Total current liabilities                               39,101              34,326

LONG-TERM DEBT (Note 6)                                       98,693              79,806

OTHER LONG-TERM LIABILITIES
   (Notes 5, 9 and 10)                                        20,341              18,071
                                                           ---------           ---------

      Total liabilities                                      158,135             132,203
                                                           ---------           ---------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

SHAREHOLDERS' EQUITY (Note 7):
   Common stock, $.01 par value; authorized -
      22,000,000 shares; outstanding - 10,000,000
      shares in 1998 and 1999                                    100                 100
   Additional paid-in capital                                123,230             123,942
   Accumulated other comprehensive loss (Note 10)             (5,855)                  -
   Accumulated deficit                                        (7,947)            (29,389)
                                                           ---------           ---------
      Total shareholders' equity                             109,528              94,653
                                                           ---------           ---------

      Total liabilities and shareholders' equity           $ 267,663           $ 226,856
                                                           =========           =========


See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)

                                                         Predecessor   |
                                                           Company     |                  Reorganized Company
                                                         -----------   |    ---------------------------------------------------
                                                         Period from   |    Period from            Fiscal             Fiscal
                                                         November 3,   |    October 10,             Year               Year
                                                            1996 to    |      1997 to               Ended              Ended
                                                          October 9,   |     November 1,         October 31,        October 30,
                                                             1997      |        1997                1998                1999
                                                          ---------    |      --------           ---------           ---------
                                                                       |
Net sales                                                 $ 329,482    |      $ 34,442           $ 336,512           $ 292,193
Cost of sales                                               281,079    |        26,477             283,535             246,996
                                                          ---------    |      --------           ---------           ---------
Gross profit                                                 48,403    |         7,965              52,977              45,197
Selling, general and administrative                                    |
 expenses (Note 9)                                           34,766    |         2,236              37,455              35,489
Other expense (income), net (Note 9)                            622    |           (11)               (592)                323
Charges for plant closing, loss on sale                                |
 of certain operations, writedown of                                   |
 certain long-lived assets and                                         |
 restructuring costs                                                   |
 (Notes 2 and 4)                                               (574)   |             -              19,245               3,718
                                                          ---------    |      --------           ---------           ---------
Operating profit (loss)                                      13,589    |         5,740              (3,131)              5,667
Valuation allowance on Gulista|                                        |
 securities (Note 3)                                         (5,070)   |             -                   -                   -
Interest income                                               2,744    |            93               1,038                   -
Interest expense (Note 6)                                   (32,164)   |          (584)             (8,592)             (7,546)
                                                          ---------    |      --------           ---------           ---------
Income (loss) before reorganization                                    |
 items, income taxes, discontinued                                     |
 operations and extraordinary items                         (20,901)   |         5,249             (10,685)             (1,879)
Reorganization items (Note 1):                                         |
 Fair-value adjustments                                      (4,651)   |             -                   -                   -
 Professional fees and expenses                              (8,420)   |             -                   -                   -
                                                          ---------    |      --------           ---------           ---------
                                                                       |
                                                                       |
Income (loss) before income taxes,                                     |
 discontinued operations and                                           |
 extraordinary items                                        (33,972)   |         5,249             (10,685)             (1,879)
Provision (benefit) for income taxes                                   |
 (Note 8)                                                    (8,822)   |         2,007                 765                 569
                                                          ---------    |      --------           ---------           ---------
Income (loss) before discontinued                                      |
 operations and extraordinary items                         (25,150)   |         3,242             (11,450)             (2,448)
Discontinued operations (net of taxes) (Note 3):                       |
 Income (loss) from discontinued operations                   1,193    |          (525)                786                (898)
 Loss on disposal of discontinued                                      |
   operations                                                     -    |             -                   -             (18,096)
                                                          ---------    |      --------           ---------           ---------
Income (loss) before extraordinary items                    (23,957)   |         2,717             (10,664)            (21,442)
Extraordinary gain on early extinguishment                             |
 of debt, $0 taxes (Notes 1 and 6)                          100,235    |             -                   -                   -
                                                          ---------    |      --------           ---------           ---------
Net income (loss)                                            76,278    |         2,717             (10,664)            (21,442)
Senior redeemable preferred stock in-kind                              |
 dividends and discount accretion                             3,827    |             -                   -                   -
                                                          ---------    |      --------           ---------           ---------
Income (loss) applicable to common stock                     72,451    |         2,717             (10,664)            (21,442)
Other comprehensive income (net of tax):                               |
 Minimum pension liability adjustments                            -    |             -              (5,855)              5,855
                                                          ---------    |      --------           ---------           ---------
Comprehensive income (loss)                               $  72,451    |      $  2,717           $ (16,519)          $ (15,587)
                                                          =========    |      ========           =========           =========

                                                       Predecessor   |
                                                         Company     |                     Reorganized Company
                                                       -----------   |   -------------------------------------------------------
                                                       Period from   |    Period from           Fiscal              Fiscal
                                                       November 3,   |    October 10,            Year                Year
                                                         1996 to     |      1997 to              Ended               Ended
                                                        October 9,   |    November 1,        October 31,          October 30,
                                                           1997      |       1997                1998                 1999
                                                       -----------   |   -------------      --------------       ---------------
                                                                     |
Weighted average number of common                                    |
 shares outstanding                                       1,000,000  |       10,000,000          10,000,000           10,000,000
                                                      =============  |   ==============      ==============       ==============
Basic and diluted income (loss) per                                  |
  common share:                                                      |
Income (loss) before discontinued                                    |
  operations and extraordinary items                  $      (28.98) |   $         0.32      $        (1.15)      $        (0.24)
Discontinued operations (net of taxes):                              |
  Income (loss) from discontinued operations                   1.19  |            (0.05)               0.08                (0.09)
  Loss on disposal of discontinued                                   |
    operations                                                    -  |                -                   -                (1.81)
Extraordinary gain                                           100.24  |                -                   -                    -
                                                      -------------  |   --------------      --------------       --------------
Net income (loss)                                     $       72.45  |   $         0.27      $        (1.07)      $        (2.14)
                                                      =============  |   ==============      ==============       ==============


See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SENIOR REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands)

                                                                             Shareholders' Equity (Deficit)
                                                          -------------------------------------------------------------------------
                                          Senior                                                     Accumulated
                                         Redeemable                       Junior        Additional      Other
                                         Preferred          Common       Preferred       Paid-In     Comprehensive     Accumulated
                                           Stock            Stock          Stock         Capital         Loss            Deficit
Predecessor Company                      ----------       ----------     ----------     ---------    -------------    -------------
-------------------
Balance - November 2, 1996               $   32,676       $       10     $     250       $ 25,108     $         0      $(134,354)

Net income for the period from
  November 3, 1996 to
  October 9, 1997                                                                                                         76,278
Preferred stock-in-kind dividends
  and discount accretion (Note 7)             3,827                                        (3,827)
Fresh start adjustments (Note 1)            (36,503)              90          (250)       101,949                         58,076
                                         ----------       ----------     ---------       --------     -----------      ---------

Reorganized Company
--------------------

Balance - October 9, 1997                         0              100             0        123,230               0              0

Net income for the period from
  October 10, 1997 to November 1,
  1997                                                                                                                    2,717
                                         ----------       ----------     ----------      --------     -----------      ---------

Balance - November 1, 1997                        0              100             0        123,230               0          2,717

Additional minimum pension liability
   adjustment                                                                                              (5,855)
Net loss for 52 weeks                                                                                                    (10,664)
                                         ----------       ----------     ----------      --------     -----------      ----------

Balance - October 31, 1998                        0              100             0        123,230          (5,855)        (7,947)
Additional paid in capital                                                                    712
Additional minimum pension liability
   adjustment                                                                                               5,855
Net loss for 52 weeks                                                                                                    (21,442)
                                         ----------       ----------     ---------       --------     -----------      ---------

Balance - October 30, 1999               $        0       $      100     $       0       $123,942     $         0      $ (29,389)
                                         ==========       ==========     =========       ========     ===========      ==========

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


                                                          Predecessor    |
                                                            Company      |                    Reorganized Company
                                                          -----------    |   --------------------------------------------------
                                                          Period from    |   Period from           Fiscal             Fiscal
                                                          November 3,    |    October 10,           Year                Year
                                                            1996 to      |      1997 to             Ended             Ended
                                                           October 9,    |    November 1,        October 31,        October 30,
                                                              1997       |       1997               1998               1999
                                                           ---------     |    -----------        -----------        -----------
                                                                         |
CASH FLOWS FRO                                                           |
 OPERATING ACTIVITIES                                                    |
 Net income (loss)                                         $  76,278     |     $  2,717           $(10,664)          $(21,442)
                                                           ---------     |     --------           --------           --------
 Adjustments to reconcile net income                                     |
    (loss) to net cash provided by (used in)                             |
    operating activities:                                                |
    Extraordinary gain on                                                |
      early extinguishment of debt                          (100,235)    |            -                  -                  -
    Charges for plant closing, loss on sale                              |
      of certain operations, writedown of                                |
      certain long-lived assets and                                      |
      restructuring costs                                       (574)    |            -             19,245              3,718
    Loss (income) from discontinued                                      |
       operations                                             (1,193)    |          525               (786)               898
    Loss on disposal of                                                  |
      discontinued operations                                      -     |            -                  -             18,096
    Depreciation and amortization, except amounts                        |
      included in interest expense                            15,503     |          694             11,415             10,837
    Interest accretion and debt                                          |
      issuance cost amortization                               7,303     |           20                329                414
    Reorganization charges                                     5,581     |            -                  -                  -
    Tax benefit from reduction                                           |
      of valuation allowance                                  (9,745)    |            -                  -                  -
     Deferred income tax                                                 |
      provision (benefit)                                          -     |        1,256               (817)               284
     Valuation allowance on                                              |
      Gulistan securities                                      5,070     |            -                  -                  -
     Other, net                                                 (434)    |         (749)            (1,805)            (2,451)
     Changes in assets and liabilities:                                  |
      Accounts receivable                                     10,599     |      (15,002)            11,620              7,027
      Inventories                                             (6,920)    |        9,664             (9,884)            10,586
      Prepaid expenses and other assets                      (18,565)    |          816               (123)            (9,096)
      Accounts payable                                         1,243     |       (1,599)            (1,419)            (2,826)
      Accrued expenses and other liabilities                  15,432     |          650             (2,777)            (4,147)
                                                           ---------     |     --------           --------           --------
  Total adjustments                                          (76,935)    |       (3,725)            24,998             33,340
                                                           ---------     |     --------           --------           --------
  Net cash provided by (used in)                                         |
     operating activities                                       (657)    |       (1,008)            14,334             11,898
                                                           ---------     |     --------           --------           --------

                                                  Predecessor   |
                                                    Company     |                  Reorganized Company
                                                  -----------   |    ------------------------------------------------
                                                  Period from   |    Period from          Fiscal             Fiscal
                                                  November 3,   |     October 10,          Year               Year
                                                     1996 to    |      1997 to            Ended               Ended
                                                   October 9,   |    November 1,        October 31,       October 30,
                                                     1997       |        1997              1998                1999
                                                  -----------   |    ------------       -----------       -----------
                                                                |
CASH FLOWS FROM                                                 |
 INVESTING ACTIVITIES                                           |
  Property and equipment additions                  (13,692)    |       (1,537)           (21,079)            (5,490)
  Proceeds from disposal of                                     |
     discontinued operations, net                         -     |            -                  -              4,658
  Proceeds from disposal of certain other                       |
    operations                                          988     |            -                  -              8,491
  Proceeds from sale of long-term                               |
    investments                                      49,500     |            -             35,382
  Purchase of investments                           (33,500)    |            -                  -                  -
                                                   --------     |      -------           --------           --------
  Net cash provided by (used in)                                |
    investing activities                              3,296     |       (1,537)            14,303              7,659
                                                   --------     |      -------           --------           --------
                                                                |
CASH FLOWS FROM                                                 |
 FINANCING ACTIVITIES                                           |
 Financing costs incurred                            (1,465)    |          (66)              (146)              (731)
 Revolving credit facility                                      |
   borrowings (repayments), net                       3,361     |        3,245              1,849            (18,700)
 Repayment of other                                             |
   long-term debt                                    (2,655)    |          (86)           (32,679)              (332)
                                                   --------     |      -------           --------           --------
 Net cash provided by (used in)                                 |
   financing activities                                (759)    |        3,093            (30,976)           (19,763)
                                                   --------     |      -------           --------           --------
                                                                |
NET INCREASE (DECREASE)                                         |
 IN CASH                                              1,880     |          548             (2,339)              (206)
CASH AT BEGINNING OF PERIOD                           1,460     |        3,340              3,888              1,549
                                                   --------     |      -------           --------           --------
CASH AT END OF PERIOD                              $  3,340     |      $ 3,888           $  1,549           $  1,343
                                                   ========     |      =======           ========           ========
                                                                |
SUPPLEMENTAL INFORMATION                                        |
 ON CASH FLOWS FROM                                             |
 CONTINUING OPERATIONS:                                         |
 Interest paid                                     $  7,944     |      $    24           $  7,629           $  7,323
 Income taxes paid (received), net                      (46)    |           (8)             1,044                570
 Non-cash financing activities:                                 |
 Capital lease obligation                                 -     |            -              3,519              1,307


See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Effective June 24, 1999, JPS Textile Group, Inc. changed its name to JPS Industries, Inc. to reflect its changing strategic direction. Unless the context otherwise requires, the terms "JPS" and the "Company" as used in these Consolidated Financial Statements mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

         The 1997 Restructuring - In 1996, JPS and JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital") commenced negotiations with an unofficial committee (the "Unofficial Bondholder Committee") comprised of institutions that owned, or represented holders that beneficially owned, approximately 60% of the 10.85% Senior Subordinated Discount Notes due June 1, 1999 (the "10.85% Notes"), the 10.25% Senior Subordinated Notes due June 1, 1999 (the "10.25% Notes"), and the 7% Subordinated Debentures (the "7% Notes") (together with the 10.85% Notes and the 10.25% Notes, the "Old Debt Securities"). On May 15, 1997, the parties reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a Joint Plan of Reorganization (as amended the "Plan of Reorganization") proposed by JPS and JPS Capital under the Bankruptcy Code. Pursuant to a disclosure statement dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and 390,719 shares of Series A Senior Preferred Stock (the "Old Senior Preferred Stock"), to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

         The Plan of Reorganization was accounted for pursuant to Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no retained earnings or accumulated deficit as of October 9, 1997 (the "Effective Date"). Accordingly, the consolidated financial statements for the periods prior to October 9, 1997 (the "Predecessor Company") are not comparable to consolidated financial statements presented subsequent to October 9, 1997. A black line has been drawn on the accompanying consolidated financial statements and notes thereto to distinguish between the Reorganized Company and Predecessor Company balances.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include JPS Industries, Inc. and its direct subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the allowance for doubtful accounts, reserve for self-insurance liabilities, and the reserve for roofing products sold under warranties, including those sold by former divisions of J.P. Stevens & Co., Inc. ("Predecessor Stevens Divisions") (discussed in
         Note 9). Management determines its estimate of the allowance for doubtful accounts considering a number of factors, including historical experience, aging of the accounts and the current creditworthiness of its customers. The Company self-insures, with various insured stop-loss limitations, its health claims and certain workers' compensation and general liability claims. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience and third party claims administrator and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. Management determines its estimate of the reserve for roofing products sold under warranties by reviewing factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair and replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims. Management believes that its estimates provided in the financial statements, including those for the above-described items, are reasonable and adequate. However, actual results could differ from those estimates.

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

         The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a writedown of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

         Capital Leases - Assets under capital leases are amortized in accordance with the Company's normal depreciation policy and the charge to earnings is included in depreciation expense in the accompanying consolidated financial statements.

         Reorganization Value in Excess of Amounts Allocable to Identifiable Assets - Reorganization value in excess of amounts allocable to identifiable assets results from the application of "fresh start" reporting, as discussed in Note 1, which requires the Predecessor Company's unidentified intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets and is being amortized over a 20-year period. In Fiscal 1998 and 1999, the Company wrote off approximately $6.9 million and $3.7 million, respectively, of the reorganization value in excess of amounts allocable to identifiable assets in relation to the plant sales and plant closure discussed in Notes 3 and 4.

         The Company assesses reorganization value in excess of amounts allocable to identifiable assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of the excess reorganization value. If these projected cash flows are less than the carrying amount of the excess reorganization value, an impairment would be recognized, resulting in a writedown of excess reorganization value with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount of the excess reorganization value and the undiscounted future cash flows before interest.

         Debt Issuance Costs - Costs incurred in securing and issuing long-term debt are deferred and amortized over the terms of the related debt in amounts which approximate the interest method of amortization.

         Product Warranties - On certain of its products, the Company provides a warranty against defects in materials and workmanship under separately priced extended warranty contracts generally for a period of 10 to 15 years. Revenue from such extended warranty contracts is deferred and recognized as income on a straight-line basis over the contract period. The cost of servicing such product warranties is charged to expense as incurred.

         Pension and Postretirement Benefits - The Company accounts for pension and other postretirement benefits using the principles of SFAS No. 87, 88 and 106. Such standards require that the projected future costs of providing pension and other postretirement benefits be recognized as expense as employees render service. Effective November 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106." SFAS No. 132 revises disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans and therefore does not impact the Company's financial position, results of operations or cash flows. Prior year disclosures have been reclassified to reflect the impact of adopting SFAS No. 132. See Note 10 for a further description of the accounting for pension and other postretirement benefits.

         Postemployment Benefits - The Company accounts for postemployment benefits using the principles of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires that the cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting. See
         Note 10 for a further description of the accounting for postemployment benefits.

         Fair Value of Financial Instruments - The carrying amounts of all financial instruments approximate their estimated fair values in the accompanying Balance Sheets. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying value of financial instruments such as debt and notes receivable approximates fair value because interest rates on these instruments change with market rates.

         Revenue Recognition - The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request.

         Advertising Costs - The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs expensed were approximately $1,947,000 and $122,000 in the period from November 3, 1996 to October 9, 1997 and the period from October 10, 1997 to November 1, 1997, respectively, $1,581,000 in Fiscal 1998 and $1,956,000 in Fiscal 1999.

         Income Taxes - The Company accounts for income taxes using the principles of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements.

         Comprehensive Income - Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of changes in equity during a period from transactions and other events from nonowner sources. The statement requires certain items, such as minimum pension liability adjustments, unrealized gains or losses on available for sale securities, and foreign currency translation adjustments, to be included in other comprehensive income. Prior year information has been reclassified to reflect the impact of adopting SFAS No. 130. In Fiscal 1998, the Company had other comprehensive loss comprised of an additional minimum pension liability. This liability was not required at October 30, 1999. Accordingly, this amount was credited in Fiscal 1999 as other comprehensive income.

         Earnings Per Share - In 1997, the Financial Accounting Standards Board
         (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist primarily of stock options and warrants. In the period from October 10, 1997 to November 1, 1997 and the years ended October 31, 1998 and October 30, 1999, the inclusion of additional shares assuming the exercise of stock options and warrants are antidilutive. Therefore, basic and diluted earnings per share are the same. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements.

         Cash Flows - For purposes of reporting cash flows, cash includes cash on hand and in banks. The Company has no investments that are deemed to be cash equivalents.

         Segment Reporting - Effective in Fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires publicly-held companies to report financial and other information about key revenue-producing segments of the enterprise for which such information is available by the chief operating decision maker in allocating resources and assessing performance. Prior year disclosures have been reclassified to conform to the current segment reporting presentation. See Note 11 for further discussion regarding segment reporting. The adoption of SFAS No. 131 had no significant impact on the Company's financial position, results of operation or cash flow.

         Effects of Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company in Fiscal 2000. Management of the Company has not yet evaluated the effects of this statement on the Company's financial position, results of operations or cash flows.

         Fiscal Year - The Company's operations are based on a 52 or 53-week fiscal year ending on the Saturday closest to October 31. The 1997 fiscal year ("Fiscal 1997") consisted of 52 weeks including the period from November 3, 1996 to October 9, 1997 (Predecessor Company) and the period from October 10, 1997 to November 1, 1997 (Reorganized Company). Fiscal 1998 and 1999 each had 52 weeks.

         Reclassifications - Certain Fiscal 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation.

3.       SALE OF DISCONTINUED OPERATIONS

         Yarn Sales Business - On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales business. This business accounted for sales of $20.3 million, $19.0 million and $11.0 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to an Asset Purchase Agreement dated July 2, 1999, between C&I and Belding Hausman, Incorporated, the consideration for the Stanley sale consisted of approximately $2.0 million in cash. A charge for loss on disposal of discontinued operations of approximately $9.2 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets to net realizable value, the writedown of related reorganization value in excess of amounts allocable to identifiable assets, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

         Cotton Commercial Products Business - On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products. This business generated sales of $34.1 million, $33.7 million and $18.4 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to an Asset Purchase Agreement dated June 24, 1999, as amended, between JPS, C&I and Chiquola Fabrics, LLC, the consideration for the Borden sale consisted of approximately $3.2 million in cash and a $2.0 million subordinated promissory note which was recorded at its estimated fair value. A charge for loss on disposal of discontinued operations of approximately $8.9 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets to net realizable value, the writedown of related reorganization value in excess of amounts allocable to identifiable assets, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility.

4. SALE OF CERTAIN OPERATIONS, PLANT CLOSING, WRITEDOWN OF CERTAIN LONG-LIVED ASSETS AND RESTRUCTURING COSTS

         On August 28, 1996, the Company implemented a plan to close its Dunean plant in Greenville, South Carolina, as a result of management's determination that a permanent decline in the Company's spun apparel business had occurred. This plant had been operating on a reduced schedule due to poor market conditions and financial projections indicated it would continue to do so. As a result of the plant closing, the Company recorded a loss of approximately $14.2 million in Fiscal 1996 related principally to the estimated loss on the impairment of long-lived assets and employee severance costs. The plant closing was completed on October 28, 1996 and the remaining plant facility was sold on August 14, 1997 for approximately $1.2 million in cash.

         On March 2, 1999, the Company completed the sale of its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. This business accounted for sales of $30.9 million, $22.8 million and $7.3 million in Fiscal 1997, 1998 and 1999, respectively. Pursuant to the terms of an Asset Purchase Agreement dated January 11, 1999, as amended, among JPS, Converter and Industrial Corp. ("C&I") and Belding Hausman, Incorporated, C&I sold substantially all of the assets of the Boger City plant located in Lincolnton, North Carolina. The consideration for the sale consisted of approximately $7.9 million in cash. A charge of approximately $12.5 million related principally to the loss on impairment of long-lived assets, including related reorganization value in excess of amounts allocable to identifiable assets, was recorded in the results of operations in Fiscal 1998. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

         The Company closed its Angle manufacturing facility in the Fiscal 1999 third quarter and sold the remaining plant on September 3, 1999, thereby streamlining the apparel business. The determination to close the Angle plant resulted in a charge in Fiscal 1998 of approximately $4.3 million related principally to a loss on impairment of the long-lived assets including related reorganization value in excess of amounts allocable to identifiable assets. The plant closing also resulted in an additional charge in Fiscal 1999 of approximately $0.9 million related principally to employee severance costs. The proceeds from the sale of the plant facility of approximately $0.2 million were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility.

         Additionally, in Fiscal 1998 and 1999, the Company implemented cost reduction measures which included, among other things, personnel reductions and the idling of certain manufacturing equipment. The results of operations for Fiscal 1998 includes a "charge for writedown of certain long-lived assets" of approximately $1.7 million for the impairment of idled equipment and a "charge for restructuring costs" of approximately $0.7 million related to employee severance costs. The results of operations for Fiscal 1999 include a "charge for writedown of certain long-lived assets" of approximately $1.5 million for the impairment of idled equipment and a "charge for restructuring costs" of approximately $1.3 million related primarily to employee severance costs. As of October 30, 1999, approximately $0.3 million of cash restructuring costs remain unpaid.

5.       BALANCE SHEET COMPONENTS

         The components of certain balance sheet accounts are (in thousands):


                                             October 31,     October 30,
                                                  1998             1999
                                             -----------      -----------
         Inventories:
          Raw materials and supplies         $     9,449      $     6,640
          Work-in-process                         14,618           11,809
          Finished goods                          22,769           17,801
                                             -----------      -----------
                                             $    46,836      $    36,250
                                             ===========      ===========
         Prepaid expenses and other:
          Deferred current tax               $     1,509      $     1,509
          Prepaid insurance                          883              687
          Other                                    1,709            2,515
                                             -----------      -----------
                                             $     4,101      $     4,711
                                             ===========      ===========


                                                  (Table continued on next page)

         (Table continued from previous page)

                                                     October 31,      October 30,
                                                          1998             1999
                                                     -----------      -----------
         Property, plant and equipment, net:
          Land and improvements                      $     2,637      $     2,697
          Buildings and improvements                      10,741           11,108
          Machinery and equipment                         79,999           85,667
          Furniture, fixtures and other                    1,320            1,545
                                                     -----------      -----------
                                                          94,697          101,017
          Less accumulated depreciation                   (7,410)         (16,452)
                                                     ------------     ------------
                                                          87,287           84,565
          Construction in progress                         1,433            1,227
                                                     -----------      -----------
                                                     $    88,720      $    85,792
                                                     ===========      ===========
         Other noncurrent assets:
          Deferred financing fees                    $     1,255      $     1,573
          Prepaid pension costs                                -            8,486
          Deferred income tax                              1,886            1,602
                                                     -----------      -----------
                                                     $     3,141      $    11,661
                                                     ===========      ===========

         Other accrued expenses:
          Roofing product liability costs            $     2,000      $       643
          Taxes payable other than income taxes            1,125            1,123
          Income taxes                                     2,813            2,487
          Other                                            4,336            4,731
                                                     -----------      -----------
                                                     $    10,274      $     8,984
                                                     ===========      ===========
         Other long-term liabilities:
          Roofing product liability costs and
           deferred warranty income                  $    14,974      $    15,691
          Accrued pension costs                            2,036                -
          Accrued postretirement and
           postemployment benefit plan liability           3,331            2,380
                                                     -----------      -----------
                                                     $    20,341      $    18,071
                                                     ===========      ===========

6.       LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                      October 31,      October 30,
                                                         1998              1999
                                                     ------------      -----------
         Senior credit facility, revolving line
          of credit                                  $     94,095      $    75,394
         Equipment financing                                2,249            1,125
         Capital lease obligation                           3,396            4,262
                                                     ------------      -----------
           Total                                           99,740           80,781
         Less current portion                              (1,047)            (975)
                                                     ------------      -----------
         Long-term portion                           $     98,693      $    79,806
                                                     ============      ===========


         Senior Credit Facility - On October 9, 1997, JPS Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and Bank of America, as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $133 million and
         (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $37,000,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes, and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. Subsequent to October 9, 1997, the Credit Agreement has been amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees, and (iii) provide additional reduction of the fixed asset portion of the Borrowing Base. As of October 30, 1999, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at October 30, 1999 is approximately 7.8%. The Company pays a fee of .25% per annum and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of October 30, 1999, unused and outstanding letters of credit totaled $1,525,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At October 30, 1999, the Company had approximately $22.6 million available for borrowing under the Revolving Credit Facility.

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

         Capital Lease Obligation - In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as a capital lease) for certain machinery and equipment. The total costs of assets under lease at October 30, 1999 was approximately $5.0 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at the end of the lease term. The lease has an implied interest rate of approximately 7.4%. See Note 9 for obligations under capital leases.

         Substantially all of the Company's assets are pledged as collateral for the Credit Agreement and the equipment financing.

         Interest expense includes $7,303,000 in the period from November 3, 1996 to October 9, 1997, $19,000 in the period from October 10, 1997 to November 1, 1997, $329,000 in Fiscal 1998, and $414,000 in Fiscal 1999
         representing amortization of debt issuance expenses and accretion of interest on the discounted notes and accrued product liability costs (see Note 9).

         Maturities - Aggregate principal maturities of all long-term debt, exclusive of the capital lease obligation, are as follows (in thousands):

                                 Fiscal Year Ending
                                 ------------------
                                 2000                      $    454
                                 2001                           439
                                 2002                        75,626
                                                           --------
                                                           $ 76,519
                                                           ========

7.       EQUITY SECURITIES AND SENIOR REDEEMABLE PREFERRED STOCK

         Through the implementation of the Plan of Reorganization as of the Effective Date, approximately $240 million in face amount of outstanding debt securities were exchanged for, among other things, $14 million in cash, 9,924,623 shares of Common Stock, and approximately $34.0 million in aggregate principal amount of Contingent Notes. The Old Senior Preferred Stock, Old Junior Preferred Stock and Old Common Stock were canceled. Warrants to purchase up to 5% of the Common Stock exercisable until October 9, 2000 with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock. Senior management received 75,377 shares of Common Stock on the Effective Date in lieu of payment under their contractual retention bonus arrangements.

         Certain information on equity securities at October 31, 1998 and October 30, 1999 is as follows:

                                                     Shares Issued and Outstanding
                                                     -----------------------------
                            Par Value                 October 31,     October 30,
                            Per Share   Authorized        1998            1999
                            ---------   ----------   ------------    -------------

         Common Stock           .01     22,000,000     10,000,000       10,000,000


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

         Pursuant to the Incentive Plan, approximately 853,000 shares of Common Stock were initially reserved for issuance to the participants in the form of stock options, stock appreciation rights, stock awards, performance awards, and stock units that may be granted by the compensation committee comprised of certain members of the Company's Board of Directors. On April 7, 1999, the Shareholders increased the number of shares reserved for issuance from 853,485 to 1,353,485. The Incentive Plan will terminate 10 years from the date of adoption.

         On October 30, 1997, options to acquire approximately 569,000 shares of the shares reserved pursuant to the Incentive Plan were granted to senior management of the Company. These options included a combination of time vesting options which vest solely on the lapse of time and performance options which vest upon achievement of specified corporate performance goals and the lapse of time. These options vest according to specific vesting schedules as set forth in individual participant's grant letters. In addition, on the Effective Date, each non-employee director (except one, who waived his right to receive such options) received options to purchase 25,000 shares of Common Stock. These options vest equally in amounts of 5,000 shares per director, on the Effective Date and the first, second, third and fourth anniversaries of the Effective Date. On October 31, 1998, 94,009 options were canceled due to the failure of the Company to meet its specified performance goals for Fiscal 1998.

         During Fiscal 1999, option grants were made to certain individuals upon their appointment to executive offices within the Company. Total grants in 1999, exclusive of repricing grants described below, were 595,000. There were no exercises of options in Fiscal 1999. Options, other than those connected with the repricing, totaling 171,665 were cancelled during 1999 as a result of employees voluntarily terminating employment with the Company or lapses in options following terminations where an additional exercise period was allowed.

         On May 12, 1999 the Compensation Committee of the Board of Directors approved a plan to reprice stock options held by certain employees and Directors. Effective on that date, 349,150 options with an exercise price of $12.33 per share were repriced. The "repricing" is an effective cancellation and re-issuance of affected options. The repriced options were reissued at an exercise price of $4.375 per share, the fair market value per share on the date of repricing. In conjunction with the repricing, all repriced options of employees were changed from a combination of performance and time vested options to solely time-vested options. The repriced options are shown as a separate cancellation and reissuance in the chart below. In Fiscal 1999, no compensation expense resulted from the repriced options.

         A summary of the activity in the Company's stock options for the period from the Effective Date to November 1, 1997 and the years ended October 31, 1998 and October 30, 1999 is presented below:

                                                                               Weighted Average
                                                         Number of Shares       Exercise Price
                                                         ----------------       --------------
         Options granted on the Effective Date                 100,000           $  12.33
         Options granted during the period from the
           Effective Date to November 1, 1997                  568,990              12.33
         Options exercised                                           -                  -
         Options canceled                                            -                  -
                                                             ---------           --------
         Outstanding at November 1, 1997                       668,990              12.33
         Options granted                                             -                  -
         Options exercised                                           -                  -
         Options canceled                                      (94,009)             12.33
                                                             ---------           --------

                                                  (Table continued on next page)

         (Table continued from previous page)

                                                                                              Weighted Average
                                                                        Number of Shares      Exercise Price
                                                                        ----------------      --------------
         Outstanding at October 31, 1998                                      574,981              12.33
         Options granted                                                      595,000               3.29
         Options exercised                                                          -                  -
         Options canceled                                                    (171,665)             12.33
         Options canceled - repriced                                         (349,150)             12.33
         Options granted - repriced                                           349,150               4.38
                                                                          -----------           --------
         Outstanding at October 30, 1999                                      998,316           $  4.162
                                                                          ===========           ========
         Exercisable at October 30, 1999                                      436,996
                                                                          ===========
         Exercisable at October 31, 1998                                      139,009
                                                                          ===========
         Exercisable at November 1, 1997                                       20,000
                                                                          ===========
         Weighted average remaining contractual life (years)
           at October 30, 1999                                                      9
                                                                          ===========

         The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. The time vesting options are fixed as to the number of shares that may be acquired and the amount to be paid by the employee. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. In Fiscal 1999, the Company did recognize compensation expense of approximately $0.7 million under APB Opinion 25 related to time vesting options. The Company's Chief Executive Officer was granted 500,000 options on February 28, 1999. However, the measurement date was April 7, 1999, the date the shareholders approved an amendment to the Incentive Plan increasing the number of shares that could be offered. The compensation expense was measured as the difference in the market value of the Company's stock between the grant date and the measurement date. This expense is being recognized over the two-year vesting period.

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting For Stock Based Compensation." This information is required to be determined as if the Company had accounted for its stock options under the fair value method of that statement.

         The fair value of options granted in the period from October 10, 1997 to November 1, 1997 and Fiscal 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                            Stock Option Plans
                                            ------------------
                                           Fiscal        Fiscal
                                            1997          1999
                                            ----          ----
         Option life (in years)             4.4           4.1
         Risk-free interest rate             .7%          5.2%
         Stock price volatility              .38           .50
         Dividend yield                      -              -

         The following is a summary of the per share weighted average fair value of stock options granted in the periods listed below:

                                                  Period from
                                           October 10, 1997 Fiscal
                                             to November 1, 1997        1999
                                           ----------------------      ------
         Options granted                          $4.88                 $1.66


         The Company applies APB Opinion No. 25 in accounting for its stock option plan and, except as noted above, no compensation expense has been recognized for the options in the accompanying consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income (loss) and net earnings (loss) per share would have been reduced to the amounts indicated below (in thousands):

                                              Period from
                                            October 10, 1997         Fiscal                Fiscal
                                           to November 1, 1997        1998                  1999
                                           -------------------    ---------------       -----------

         Net income (loss)

            As reported                      $       2,717        $    (10,664)         $   (21,442)
            Pro forma                        $       2,647        $    (11,242)         $   (22,304)

         Net income (loss) per share

            As reported                       $       0.27        $      (1.07)        $      (2.14)
            Pro forma                         $       0.26        $      (1.12)        $      (2.23)


8.       INCOME TAXES

         The provision (benefit) for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):



                                                 Predecessor    |
                                                   Company      |                 Reorganized Company
                                                --------------  |  -------------------------------------------------
                                                  Period from   |  Period from
                                                  November 3,   |  October 10,
                                                    1996 to     |    1997 to
                                                  October 9,    |  November 1,           Fiscal             Fiscal
                                                     1997       |      1997               1998               1999
                                                -------------   |  -----------        ------------       -----------
                                                                |
         Current state provision (benefit)      $         923   |  $       (17)       $        139       $       285
         Deferred federal provision (benefit)          (6,080)  |        1,714                 440                75
         Deferred state provision (benefit)            (3,665)  |          310                 186               209
                                                -------------   |  -----------        ------------       -----------
         Provision (benefit) for income                         |
            taxes                               $      (8,822)  |  $     2,007        $        765       $       569
                                                =============   |  ===========        ============       ===========

         There is no current provision for Federal income taxes.

         A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for the period from November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997, Fiscal 1998 and Fiscal 1999 is as follows (in thousands):



                                                 Predecessor    |
                                                   Company      |                  Reorganized Company
                                                --------------  |  ---------------------------------------------
                                                  Period from   |  Period from
                                                  November 3,   |  October 10,
                                                    1996 to     |    1997 to
                                                  October 9,    |  November 1,         Fiscal           Fiscal
                                                     1997       |      1997             1998             1999
                                                -------------   |  -----------      ------------       ---------
                                                                |
         Income tax provision (benefit                          |
             at Federal statutory rate              $(11,473)   |      $1,653          $(3,740)          $(658)
          Increase (decrease) in income                         |
             taxes arising from effect of:                      |
             State and local income taxes             (2,742)   |         293              325             494
             Non-deductible reorganization                      |
               costs                                   2,947    |           -                -               -
             Amortization of and                                |
               deductions for goodwill or                       |
               excess reorganization value               312    |          57            3,138             638
            Losses not resulting in tax                         |
               benefits                                8,158    |           -                -               -
            Change in valuation reserve               (6,080)   |           -              939               -
            Other                                         56    |           4              103              95
                                                    --------    |      ------          -------           -----
          Provision (benefit) for income                        |
            taxes                                   $ (8,822)   |      $2,007          $   765           $ 569
                                                    ========    |      ======          =======           =====


         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                                    October 31,    October 30,
                                                                                        1998            1999
                                                                                    -----------    -----------
         Gross deferred assets:
              Estimated allowance for doubtful accounts                             $       306    $       960
              Excess of tax over financial statement basis of inventory                     798          1,329
              Accruals deductible for tax purposes when paid                              2,202          1,305
              Deferred compensation deductible for tax purposes when paid                   323            615
              Postretirement benefits deductible for tax purposes when paid               1,477          1,536
              Pension liability deductible for tax purposes when paid                       774              -
              Miscellaneous                                                                   -             28
              Alternative minimum tax credit carryforward available                       1,773          1,773
              Deferred financial statement income recognized for tax purposes
                 when received                                                            5,396          5,297
              Excess of tax over financial statement carrying value of
                 investment in discontinued operation                                       982            638
              Excess of tax basis of intangibles over financial statement basis           9,926          9,284
              Net operating loss carryforward                                            11,813         21,815
              Less valuation allowance                                                  (32,117)       (30,470)
                                                                                    -----------    -----------

          Gross deferred assets                                                           3,653         14,110
                                                                                    -----------    -----------


                                                  (Table continued on next page)

          (Table continued from previous page)


                                                                                    October 31,    October 30,
                                                                                       1998           1999
                                                                                    -----------    -----------
          Gross deferred liabilities:
              Pension asset recognized for book purposes                            $         -    $    (3,225)
              Excess of financial statement over tax basis of property, plant,
                 and equipment                                                             (258)        (7,774)
                                                                                    -----------    -----------
          Gross deferred liabilities                                                       (258)       (10,999)
                                                                                    -----------    -----------
              Net deferred tax asset                                                $     3,395    $     3,111
                                                                                    ===========    ===========
          Recognized in the accompanying consolidated balance sheets as follows:
              Prepaid expenses and other                                            $     1,509    $     1,509
              Other non-current assets                                                    1,886          1,602
                                                                                    -----------    -----------
                                                                                    $     3,395    $     3,111
                                                                                    ===========    ===========


          For the Fiscal Years Ended October 31, 1998 and October 30, 1999, the Company recorded tax expense of approximately $0.8 and $0.6 million, respectively. This expense is due to the fact that certain deductions, principally the amortization of excess reorganization value, are not allowed for tax purposes. The Company recorded a current state tax expense of $0.1 million and $0.3 million in Fiscal 1998 and 1999, respectively. The current state tax expense results from filing separate tax returns in some jurisdictions and the inability to offset profitable subsidiaries with losses from other subsidiaries. As a result of a valuation allowance, no benefit was recorded on the additional pension liability recorded as an adjustment to equity or the loss from discontinued operations. This allowance was required due to the financial accounting rules regarding benefit recognition when the Company has, among other things, a history of recent losses.

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

          The Company recorded a tax benefit for the period from November 3, 1996 to October 9, 1997 of approximately $8.8 million. This consists of a benefit from the implementation of the Plan of Reorganization net of state taxes on subsidiary operations that could not be offset by operating loss carryovers or current year losses of JPS or its subsidiaries. The benefit arose as consummation of the Plan of Reorganization substantially deleveraged JPS. The deferred tax asset attributable to the net operating loss carryforwards was reduced as a result of the reduction in net operating loss carryforwards that is required for reorganizations such as that provided in the Plan of Reorganization, and the reserve established against the deferred tax assets that was required due to the operating history was also significantly reduced. The reduction in reserves and reduction in deferred tax liabilities during the period ended October 9, 1997 resulted in a deferred tax benefit of $9.7 million. The recording of the tax benefit and the net deferred tax asset reflected the Company's determination that it was more likely than not that these deferred tax assets, net of the valuation allowance, would be realized based on current income tax laws and expectations of future taxable income stemming from operations or the reversal of deferred tax liabilities.

          At October 30, 1999, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $53.0 million. The net operating loss carryforwards expire in years 2003 through 2019. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $62.0 million which expire in 2004 through 2019. Alternative minimum tax credits can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. During 1997, the Company reduced beginning net operating loss carryforwards by approximately $64.0 million due to the provisions of the Code requiring attribute reduction in certain reorganizations, such as the Plan of Reorganization. The Company was also required to reduce alternative minimum tax credit carryforwards by approximately $737,000 as a result of these provisions.

          The Company's future ability to utilize a portion of its net operating loss carryforwards is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets. In addition, a future change in ownership could result in additional limitations on the ability of the Company to utilize its net operating loss carryforwards. The Company is required, under accounting guidelines, to reduce reorganization value in excess of amounts allocable to identifiable assets by the amount of any reduction in the valuation allowance established upon completion of the Plan of Reorganization. The amount of valuation allowance subject to such treatment was $28.4 million at October 30, 1999.

9.        COMMITMENTS AND CONTINGENCIES

          The Company leases office facilities, machinery and computer equipment under noncancellable operating leases and, beginning in Fiscal 1998, certain capital leases. Rent expense was approximately $5,178,000, $399,000, $5,862,000 and $5,300,000 for the period from November 3,
          1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997, Fiscal 1998, and Fiscal 1999, respectively.

          Future minimum payments, by year and in the aggregate, under the noncancellable capital and operating leases with terms of one year or more consist of the following at October 30, 1999 (in thousands):

                                                                     Capital             Operating
                Fiscal Year Ending                                    Lease                 Leases
                ------------------                                 -----------           -----------
                2000                                               $      840            $     3,424
                2001                                                      840                  1,339
                2002                                                      840                    391
                2003                                                      840                     78
                2004                                                    1,638                      -
                Thereafter                                                380                      -
                                                                   ----------            -----------
                Total future minimum lease payments                     5,378            $     5,232
                                                                                         ===========
                Less: amount representing interest                      1,116
                                                                   ----------
                Present value of net minimum lease payments
                   (included in long-term debt - see Note 6)       $    4,262
                                                                   ==========

         The Company has planned expenditures of approximately $5.0 million for property, plant and equipment additions in Fiscal 2000. At October 30, 1999, the Company had commitments for capital expenditures of approximately $0.5 million.

         The Company has provided for all estimated future costs associated with certain roofing products sold by the Predecessor Stevens Division operations. The liability for future costs associated with these roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. Based on warranties that were issued on the roofs, the Company estimates that these roofing product claims are substantially settled. Management updates its assessment of the adequacy of the remaining reserve for these roofing products quarterly and if it is deemed that an adjustment to the reserve is required, it will be charged or credited to operations in the period in which such determination is made. The Company charges the costs of settling these roofing product claims as a reduction of the recorded liability balance and, accordingly, such costs are not charged against the results of operations. Costs associated with these product liability claims were $1,815,000, $521,000, $1,053,000, and $377,000 for the period from
         November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997, Fiscal 1998 and Fiscal 1999, respectively. Approximately $2.8 million and $2.4 million was accrued for these estimated future costs at October 31, 1998 and October 30, 1999, respectively.

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

10.      RETIREMENT PLANS

         Defined Benefit Pension Plan - Substantially all of the Company's employees are covered by a Company-sponsored defined benefit pension plan. The plan also provides benefits to individuals employed by the automotive businesses which were sold by the Company on June 28, 1994, the carpet business sold on November 16, 1995, the rubber products business sold on September 30, 1996, the home fashions woven fabrics business sold on March 2, 1999, the yarn sales business sold on July 23, 1999, and the cotton commercial products business sold on August 27, 1999. The benefits of these former employees were "frozen" at the respective dates of sale of the businesses. Accordingly, these former employees will retain benefits earned through the respective disposal dates; however, they will not accrue additional benefits. In addition, the plan provides benefits to individuals employed by the Dunean plant which was closed effective October 28, 1996, and the Angle plant which was closed effective July 31, 1999. Benefits for employees who were terminated as a result of the plant closing were also "frozen" as of respective closure date and no additional benefits will accrue subsequent to that date. The plan provides pension benefits that are based on the employees' compensation during the last 10 years of employment. The Company's policy is to fund the annual contribution required by applicable regulations.

         Assets of the pension plan are invested in an immunized bond portfolio covering specific liabilities and in common and preferred stocks, government and corporate bonds, real estate, and various short-term investments. During Fiscal 1999, the pension plan also purchased approximately 1.9 million shares of the Company's common stock in open market and negotiated transactions. This common stock accounts for less than 10% of the pension plan's total assets.

         Components of net periodic pension cost include the following (in thousands):


                                                 Predecessor    |
                                                   Company      |                  Reorganized Company
                                                --------------  |  ------------------------------------------------
                                                  Period from   |  Period from
                                                  November 3,   |  October 10,
                                                    1996 to     |    1997 to
                                                  October 9,    |  November 1,         Fiscal             Fiscal
                                                     1997       |      1997             1998               1999
                                                -------------   |  -----------      ------------       ------------
                                                                |
              Components of net periodic                        |
               pension cost:                                    |
              Service cost-benefits earned                      |
                during the period              $        2,026   | $        136       $       2,239       $     2,268
              Interest cost on projected                        |
                 benefit obligation                     6,683   |          449               7,505             7,321
              Return on plan assets                    (7,184)  |         (483)             (8,543)           (9,198)
              Net amortization and deferral               330   |            -                   -                 -
              Recognized actuarial loss                     -   |            -                   -               195
                                               --------------   | ------------       -------------       -----------
              Net periodic pension cost        $        1,855   | $        102       $       1,201       $       586
                                               ==============   | ============       =============       ===========

         The weighted-average rates used in determining pension cost for the plan are as follows:

              Discount rate                                  7.80%         7.80%          6.75%           7.50%
              Expected long-term rate of return
                 on plan assets                              9.00%         9.00%          9.00%           9.00%
              Rate of compensation increase            Age-related   Age-related    Age-related     Age-related

         A reconciliation of the plan's projected benefit obligation, fair value of plan assets, funding status, and other applicable information is as follows (in thousands):

                                                                    October 31,         October 30,
                                                                        1998                1999
                                                                     ---------           ---------
         Change in benefit obligation:
           Benefit obligation at beginning of year                   $  96,299           $ 111,622
             Service cost                                                2,239               2,269
             Interest cost                                               7,505               7,322
             Benefits paid                                              (8,154)             (8,957)
             Actuarial (gain) or loss                                   13,733              (6,141)
                                                                     ---------           ---------
             Benefit obligation at end of year                         111,622             106,115
                                                                     ---------           ---------

          Change in plan assets:
             Fair value of plan assets at beginning of year             97,312             103,855
               Actual return on plan assets                             11,721               4,636
               Employer contributions                                    2,976               5,254
               Benefits paid                                            (8,154)             (8,957)
                                                                     ---------           ---------
             Fair value of plan assets at end of year                  103,855             104,788
                                                                     ---------           ---------

                                                  (Table continued on next page)

(Table continued from previous page)

                                                                           October 31,       October 30,
                                                                              1998               1999
                                                                           -----------       ----------
         Reconciliation of funded status:
           Funded status                                                    $ (7,767)          $(1,327)
           Unrecognized actuarial loss                                        11,582             9,813
                                                                            --------           -------
             Prepaid benefit cost                                           $  3,815           $ 8,486
                                                                            ========           =======

         Amounts recognized in the statement of financial position
           consist of:
           Prepaid benefit cost                                                               $  8,486
           Accrued benefit liability                                        $ (2,037)                -
           Accrued benefit liability
           Accumulated other comprehensive loss                                5,852                 -
                                                                            --------           -------
             Net amount recognized at year-end                              $  3,815           $ 8,486
                                                                            ========           =======

         Other comprehensive loss (income) attributable to change
           in additional minimum liability recognition                      $  5,852           $(5,852)

         As of October 31, 1998, the Company reduced the weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation from 7.8% to 6.75%, which more closely approximated interest rates at that time on high-quality, long-term obligations. The provisions of SFAS No. 87, "Employers' Accounting for Pensions," required the Company to record an additional minimum pension liability of approximately $5.9 million at October 31, 1998. The liability represented the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. This amount was recorded as a reduction to a separate component of shareholders' equity on the accompanying Consolidated Balance Sheet as of October 31, 1998. As of October 30, 1999, the Company increased the weighted-average discount rate to 7.5% to reflect the current interest rate environment. Accordingly, no additional minimum pension liability was required as of October 30, 1999.

         As a result of the application of fresh start accounting as described in Note 1, all unamortized prior service costs and unrecognized gains were immediately recognized as of October 9, 1997, and included in reorganization items for the period then ended.

         401(k) Savings Plan - The Company also has a savings, investment and profit sharing plan available to employees meeting eligibility requirements. The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions were approximately $523,000 in the period from November 3, 1996 to October 9, 1997, $47,000 in the period from October 10, 1997 to November 1, 1997, $598,000 in Fiscal 1998, and $516,000 in Fiscal 1999.

         Postretirement Benefits - The Company has several unfunded postretirement plans that provide certain health care and life insurance benefits to eligible retirees. The plans are contributory, with retiree contributions adjusted periodically, and contain cost-sharing features such as deductibles and coinsurance. The Company's life insurance plan provides benefits to both active employees and retirees. Active employee contributions in excess of the cost of providing active employee benefits are applied to reduce the cost of retirees' life insurance benefits. The following table sets forth the status of the Company's postretirement plans as recorded in the accompanying Consolidated Financial Statements:

         Net periodic postretirement benefit expense included the following components (in thousands):



                                                 Predecessor   |
                                                   Company     |                   Reorganized Company
                                                -------------- |    -------------------------------------------------
                                                  Period from  |    Period from
                                                  November 3,  |    October 10,
                                                    1996 to    |      1997 to
                                                  October 9,   |    November 1,           Fiscal             Fiscal
                                                     1997      |        1997               1998               1999
                                                -------------  |  --------------      -------------      ------------
                                                               |
              Service cost for benefits                        |
                 earned                         $          5   |  $             6     $         107       $       143
              Interest cost on APBO                      229   |               16               267               294
              Recognized actuarial loss                    -   |                -                 -               124
                                                ------------   |   --------------     -------------       -----------
              Net periodic postretirement                      |
                  cost                          $        234   |  $            22     $         374       $       561
                                                ============   |  ===============     =============       ===========

          The weighted-average rates used in determining postretirement medical and life insurance costs are as follows:

              Discount rate                             7.8%                 7.8%             6.75%             7.50%

         A reconciliation of the postretirement medical and life insurance plan's projected benefit obligation and funding status is as follows (in thousands):

                                                           October 31,         October 30,
                                                              1998                 1999
                                                           -----------         -----------
         Change in benefit obligation:
          Benefit obligation at beginning of year            $ 3,599             $ 3,723
           Service cost                                          107                 143
           Interest cost                                         267                 294
           Participant contributions                             343                 324
           Benefits paid                                        (806)               (780)
           Actuarial (gain) or loss                              213                (442)
                                                             -------             -------
          Benefit obligation at end of year                  $ 3,723             $ 3,262

         Reconciliation of funded status:
          Funded status                                      $(3,723)            $(3,262)
          Unrecognized actuarial (gain) or loss                  452                 (68)
                                                             -------             -------
            Net amount recognized at year-end                $(3,271)            $(3,330)
                                                             =======             =======


         As a result of the application of fresh start accounting as described in Note 1, all unamortized gains were fully recognized as of October 9, 1997, and included in reorganization items for the period then ended.

         Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

         Postemployment Benefits - The Company provides certain benefits to former or inactive employees after employment but before retirement. In accordance with SFAS No. 112, these benefits are recognized on the accrual basis of accounting. The liability for postemployment benefits at October 31, 1998 and October 30, 1999 is included in other long-term liabilities in the accompanying consolidated financial statements.

11.      BUSINESS SEGMENTS

         Effective in Fiscal 1999, the Company adopted SFAS No. 131. The Company's reportable segments are Elastomerics, Glass and Apparel. The reportable segments were determined using the Company's method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold, the customer base, manufacturing process, and method of distribution. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental geomembranes, and various polyurethane products. The Glass segment produces and markets specialty substrates mechanically formed from fiberglass and other specialty yarns for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense, and aerospace. The Apparel segment produces and markets woven fabrics, principally cellulosic-based fibers, for use in a broad range of consumer apparel products for use in the women's dress and sportswear markets.

         During the process of implementing SFAS No. 131, the Company identified two other segments which met its criteria as reportable segments. These two segments are the cotton commercial products segment and the yarn sales segment. As discussed in Note 3, the Company has exited these segments.

         The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment's operating profit, defined as earnings before interest and taxes. In the fourth quarter of Fiscal 1999, the Company changed its presentation of business segment information to include allocation of all indirect corporate expenses to each business segment. Such allocation is based on management's analysis of the costs attributable to each segment. All periods presented have been restated to reflect the new presentation. The following table presents certain information regarding the business segments:

Industry segment information (in thousands):

                                                 Predecessor    |
                                                    Company     |                 Reorganized Company
                                                -------------   |  --------------------------------------------------
                                                  Period from   |   Period from         Fiscal             Fiscal
                                                  November 3,   |   October 10,          Year               Year
                                                    1996 to     |     1997 to            Ended              Ended
                                                  October 9,    |   November 1,        October 31,        October 30,
                                                     1997       |       1997              1998                1999
                                                -------------   |  -------------      ------------       ------------
                                                                |
Net sales:                                                      |
   Elastomerics                                 $      80,456   |  $       7,416      $     83,708       $     80,035
   Glass                                               73,333   |          7,926            79,323             83,453
   Apparel                                            182,556   |         19,718           182,181            137,597
                                                -------------   |  -------------      ------------       ------------
                                                      336,345   |         35,060           345,212            301,085
Less intersegment sales(1)                             (6,863)  |           (618)           (8,700)            (8,892)
                                                -------------   |  -------------      ------------       ------------
Net sales                                       $     329,482   |  $      34,442      $    336,512       $    292,193
                                                =============   |  =============      ============       ============
                                                                |
Operating profit (loss)(2)                                      |
   Elastomerics                                 $       8,290   |  $         845      $      7,303       $      6,608
   Glass                                                7,395   |          1,744             5,686              3,014
   Apparel                                             (2,096)  |          3,151           (16,120)            (3,955)
                                                -------------   |  -------------      ------------       ------------
Operating profit (loss)                                13,589   |          5,740            (3,131)             5,667
Valuation allowance on Gulistan securities             (5,070)  |              -                 -                  -
Interest income                                         2,744   |             93             1,038                  -
Interest expense                                      (32,164)  |           (584)           (8,592)            (7,546)
                                                -------------   |  -------------      ------------       ------------
Income (loss) before reorganization items,                      |
    income taxes, discontinued operations                       |
    and extraordinary items                     $     (20,901)  |  $       5,249      $    (10,685)      $     (1,879)
                                                =============   |  =============      ============       ============
                                                                |
Depreciation and amortization expense:                          |
   Elastomerics                                 $       1,818   |  $         126      $      2,381       $      2,614
   Glass                                                2,562   |            150             2,297              3,054
   Apparel                                             11,123   |            418             6,737              5,169
                                                -------------   |  -------------      ------------       ------------
                                                $      15,503   |  $         694      $     11,415       $     10,837
                                                =============   |  =============      ============       ============
Capital expenditures:                                           |
   Elastomerics                                 $       1,420   |  $         517      $      5,442       $      2,278
   Glass                                                2,005   |            606            10,024              1,976
   Apparel                                             10,267   |            414             5,613              1,236
                                                -------------   |  -------------      ------------       ------------
                                                $      13,692   |  $       1,537      $     21,079       $      5,490
                                                =============   |  =============      ============       ============

                                                       Reorganized Company
                                          -----------------------------------------------
                                           November 1,     October 31,       October 30,
                                              1997             1998             1999
                                          ------------     -----------      -----------
         Identifiable assets:
           Elastomerics                   $     61,553     $    54,319      $    55,673
           Glass                                59,209          63,071           61,975
           Apparel                             196,959         151,176          110,081
           Eliminations                         (1,149)           (903)            (873)
                                          ------------     -----------      -----------
                                          $    316,572     $   267,663      $   226,856
                                          ============     ===========      ===========

(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

(2) The operating profit (loss) of each business segment includes a proportionate share of indirect corporate expenses. JPS's parent company corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of reorganization value in excess of amounts allocable to identifiable assets.

During Fiscal 1999, sales to Hargro Fabrics, Inc. accounted for approximately 13% of the Company's consolidated net sales.

Unaudited interim financial data (in thousands except per share amounts):

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Selected consolidated financial data for each quarter within Fiscal 1998 and Fiscal 1999 are as follows:


                                                                              Reorganized Company
                                                          -----------------------------------------------------------
                                                           First           Second            Third           Fourth
Year Ended October 31, 1998:                              Quarter          Quarter          Quarter          Quarter
                                                          --------         --------         --------         --------
Net sales                                                 $ 87,875         $ 86,524         $ 74,734         $ 87,379
Cost of sales                                               73,529           71,291           62,263           76,452
                                                          --------         --------         --------         --------
Gross profit                                                14,346           15,233           12,471           10,927
Selling, general and administrative expenses                 9,876            9,300            8,944            9,335
Other expense (income), net                                    (24)             (33)              62             (597)
Charges for plant closing, loss on sale of certain
   operations, writedown of certain long-lived
   assets and restructuring costs                                -                -                -           19,245
                                                          --------         --------         --------         --------
Operating profit (loss)                                      4,494            5,966            3,465          (17,056)
Interest income                                                325              239              324              150
Interest expense                                            (2,283)          (2,095)          (2,133)          (2,081)
                                                          --------         --------         --------         --------
Income (loss) before income taxes
   and discontinued operations                               2,536            4,110            1,656          (18,987)
Provision (benefit) for income taxes                         1,078            1,785              937           (3,035)
                                                          --------         --------         --------         --------


                                                  (Table continued on next page)

(Table continued from previous page)

                                                                               Reorganized Company
                                                          ----------------------------------------------------------
                                                           First           Second            Third            Fourth
                                                          Quarter          Quarter          Quarter           Quarter
                                                          --------         --------         --------         --------
Income (loss) before discontinued operations              $  1,458         $  2,325         $    719         $(15,952)
Discontinued operations                                        234              549              218             (215)
                                                          --------         --------         --------         --------
Net income (loss)                                         $  1,692         $  2,874         $    937         $(16,167)
                                                          ========         ========         ========         ========

Net income (loss) per common share                        $   0.17         $   0.29         $   0.09         $  (1.62)
                                                          ========         ========         ========         ========

Year Ended October 30, 1999:
Net sales                                                 $ 70,384         $ 72,285         $ 69,468         $ 80,056
Cost of sales                                               59,488           61,167           59,047           67,294
                                                          --------         --------         --------         --------
Gross profit                                                10,896           11,118           10,421           12,762
Selling, general and administrative expenses                 8,897            9,830            8,002            8,760
Other expense (income), net                                   (139)             233             (104)             333
Charges for plant closing, loss on sale of certain
   operations, writedown of certain long-lived
   assets and restructuring costs                                -            3,718                -                -
                                                          --------         --------         --------         --------
Operating profit (loss)                                      2,138           (2,663)           2,523            3,669
Interest expense                                            (1,890)          (1,886)          (1,878)          (1,892)
                                                          --------         --------         --------         --------
Income (loss) before income taxes
   and discontinued operations                                 248           (4,549)             645            1,777
Provision (benefit) for income taxes                          (145)          (1,105)             947              872
                                                          --------         --------         --------         --------
Income (loss) before discontinued operations                   393           (3,444)            (302)             905
Discontinued operations                                       (536)         (22,841)           3,834              549
                                                          --------         --------         --------         --------
Net income (loss)                                         $   (143)        $(26,285)        $  3,532         $  1,454
                                                          ========         ========         ========         ========

Net income (loss) per common share                        $  (0.01)        $  (2.63)        $   0.35         $   0.15
                                                          ========         ========         ========         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the section captioned "Ratification of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held February 29, 2000 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

                  (i)      Independent Auditors' Report.
                  (ii) Consolidated Balance Sheets as of October 30, 1999 and October 31, 1998. (iii) Consolidated Statements of Operations for the fiscal years ended October 30, 1999 (Reorganized Company), October 31, 1998 (Reorganized Company), the periods from October 10, 1997 to November 1, 1997 (Reorganized Company), and November 3, 1996 to October 9, 1997 (Predecessor Company).
                  (iv) Consolidated Statements of Senior Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the fiscal years ended October 30, 1999 (Reorganized Company), October 31, 1998 (Reorganized Company), the periods from October 10, 1997 to November 1, 1997 (Reorganized Company), and November 3, 1996 to October 9, 1997 (Predecessor Company).
                  (v) Consolidated Statements of Cash Flows for the fiscal years ended October 30, 1999 (Reorganized Company), October 31, 1998 (Reorganized Company), the periods from October 10, 1997 to November 1, 1997 (Reorganized Company), and November 3, 1996 to October 9, 1997 (Predecessor Company).
                  (vi)     Notes to Consolidated Financial Statements.

The registrant is primarily a holding company and all direct subsidiaries are wholly owned.

         (2) The financial statement schedule required by Item 8 is listed on Index to Financial Statement Schedule, starting at page S-1 of this report.

         (3) The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Index to Exhibits. Registrant will furnish to any securityholder, upon written request; any exhibit listed in the accompanying Index to Exhibits upon payment by such securityholder of registrant's reasonable expenses in furnishing any such exhibit.

(b) No reports on Form 8-K were filed during the quarter ended October 30, 1999.

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

3.3            Certificate of Incorporation of JPS Industries, Inc. (T)

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

10.37          Warrant Agreement dated as of October 9, 1997.(P)

10.38          First Amendment to the Credit Facility Agreement, dated as of
               October 30, 1998, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent party thereto.(Q)

10.39 Asset Purchase Agreement, dated as of January 11, 1999, by and between C&I and Belding Hausman, Incorporated.(Q)

10.40          Amendment No. 1 to Asset Purchase Agreement, dated as of February
               8, 1999, by and between C&I and Belding Hausman, Incorporated.(Q)

10.41          JPS Guaranty Letter, dated as of January 11, 1999, by and between
               JPS and Belding Hausman, Incorporated.(Q)

10.42 Employment Agreement dated November 11, 1998, between the Company and John W. Sanders, Jr. (Q)

10.43          Separation Agreement, dated February 27, 1999, between the
               Company and Jerry E. Hunter.(R)

10.44          Employment Agreement, dated February 29, 1999, between the
               Company and Michael L. Fulbright.(R)

10.45          Stock Option Agreement, dated February 28, 1999, between the
               Company and Michael L. Fulbright.(R)

Exhibit
Number                                  Description
------                                  -----------

10.46          Amendment to the JPS Textile Group, Inc. 1997 Incentive and First
               Capital Accumulation Plan.(R)

10.47          Second Amendment to the Credit Facility Agreement, dated as of
               April 30, 1999, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent thereto.(S)

10.48          Third Amendment to the Credit Facility Agreement, dated as of
               July 12, 1999, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent thereto.(T)

10.49 Asset Purchase Agreement, dated as of July 2, 1999, by and between C&I and Belding Hausman, Incorporated.(T)

10.50 Asset Purchase Agreement, dated as of June 24, 1999, by and between C&I and Chiquola Fabrics, LLC.(T)

10.51 Special Warranty Deed, dated as of August 30, 1999, by and between C&I and Richard N. Hodges and Jimmy Law.(U)

10.52          Separation Agreement dated September 29, 1999, between the
               Company and John W. Sanders, Jr. (U)

10.53 Employment Agreement dated March 17, 1998, between the Company and Reid A. McCarter.(U)

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

27.1           Financial data schedule (for SEC use only).(U)


---------------

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

(F) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
(G) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 2, 1996.
(H) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 1, 1995.
(I) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.
(J) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.
(K) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 2, 1997.
(L) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A filed on September 8, 1997
(M) Previously filed.
(N) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 1997.
(O) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.
(P) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 1, 1997.
(Q) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1998.
(R) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 4, 1999.
(S) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.
(T) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.
(U) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JPS INDUSTRIES, INC.

Date:  January 28, 2000              By: /s/Michael L. Fulbright
                                         --------------------------------------
                                          MICHAEL L. FULBRIGHT
                                          Chairman of the Board, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE
---------                                -----                                          ----

/s/ Michael L. Fulbright            Chairman of the Board, President and       January 28, 2000
-----------------------------         and Chief Executive Officer
MICHAEL L. FULBRIGHT


/s/ Robert J. Capozzi               Director                                   January 28, 2000
-----------------------------
ROBERT J. CAPOZZI


/s/ Jeffrey S. Deutschman           Director                                   January 28, 2000
-----------------------------
JEFFREY S. DEUTSCHMAN


/s/ Nicholas P. DiPaolo             Director                                   January 28, 2000
-----------------------------
NICHOLAS P. DIPAOLO


/s/ John M. Sullivan, Jr.           Director                                   January 28, 2000
-----------------------------
JOHN M. SULLIVAN, JR.


/s/ L. Allen Ollis                  Corporate Controller and Secretary         January 28, 2000
-----------------------------
L. ALLEN OLLIS

JPS INDUSTRIES, INC.                     INDEX TO SCHEDULE

INDEX TO FINANCIAL STATEMENT SCHEDULE
For the periods from November 3, 1996 to October 9, 1997 (Predecessor) and from October 10, 1997 to November 1, 1997, Fiscal Years Ended October 31, 1998 and October 30, 1999 (Reorganized Company).




FINANCIAL STATEMENT SCHEDULE

II.      Valuation and Qualifying Accounts and Reserves          S-2






Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS INDUSTRIES, INC.                                           SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (IN THOUSANDS)


                   Column A                       Column B             Column C             Column D    Column E
-------------------------------------             ---------    ------------------------    -----------  ---------
                                                                             Charged to
                                                  Balance at   Charged to      Other                    Balance at
                                                   Beginning   Costs and      Accounts      Deductions    End of
       Classification                             of Period     Expenses      Describe       Describe     Period
-------------------------------------             ----------   ----------    ----------     ----------  ----------
                                                                                    (a)            (b)
Allowances Deducted from Asset to Which They Apply:

Predecessor
For the Period From November 3, 1996
     to October 9, 1997
     Allowance for doubtful accounts               $ 2,348       $   781       $(1,258)        $   24      $1,847
     Claims, returns and other allowances              163             -           164            179         148
                                                   -------       -------       -------         ------      ------

                                                   $ 2,511       $   781       $(1,094)        $  203      $1,995
                                                   =======       =======       =======         ======      ======
Reorganized Company
For the Period From October 10, 1997
     to November 1, 1997
     Allowance for doubtful accounts               $ 1,847        $    -       $  (945)       $     -      $  902
     Claims, returns and other allowances              148             -             7              4         151
                                                   -------       -------       -------         ------      ------
                                                   $ 1,995        $    -       $  (938)        $    4      $1,053
                                                   =======       =======       =======         ======      ======

Fiscal Year Ended October 31, 1998 (52 Weeks)
   Allowance for doubtful accounts                 $   902       $   (28)      $   536        $     -      $1,410
   Claims, returns and other allowances                151             -           239            235         155
                                                   -------       -------       -------         ------      ------
                                                   $ 1,053       $   (28)      $   775         $  235      $1,565
                                                   =======       =======       =======         ======      ======

Fiscal Year Ended October 30, 1999 (52 Weeks)
     Allowance for doubtful accounts               $ 1,410       $   125       $  (223)        $    1      $1,311
     Claims, returns and other allowances              155            38           333            272         254
                                                   -------       -------       -------         ------      ------
                                                   $ 1,565       $   163       $   110         $  273      $1,565
                                                   =======       =======       =======         ======      ======



(a)   Change in various reserves charged to net sales.

(b)   Uncollected receivables written off, net of recoveries.