Form 10-Q
period 2000-02-29
JPS INDUSTRIES INC
filed 2000-03-14
CIK 846615

-------------------------------------------------------------------------------





                              JPS INDUSTRIES, INC.








                         QUARTERLY REPORT ON FORM 10-Q
                   UNDER THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED JANUARY 29, 2000




                                  ------------








-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                        Commission File Number 33-27038

                              JPS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                       57-0868166
  -------------------------------                     ----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification Number)

555 North Pleasantburg Drive, Suite 202,
Greenville, South Carolina                                            29607
-------------------------------------------------------------------------------
                                                           (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of February 29, 2000.

JPS INDUSTRIES, INC.
INDEX

                                                                                                         Page
PART I.  FINANCIAL INFORMATION                                                                         Number

     Item 1.      Condensed Consolidated Balance Sheets
                      January 29, 2000 (Unaudited) and October 30, 1999............................       3

                  Condensed Consolidated Statements of Operations
                      Three Months Ended January 29, 2000 and
                      January 30, 1999 (Unaudited).................................................       4

                  Condensed Consolidated Statements of Cash Flows
                      Three Months Ended January 29, 2000 and
                      January 30, 1999 (Unaudited).................................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................      10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................      14

PART II. OTHER INFORMATION .........................................................................     15

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                     January  29,        October 30,
                                                                                         2000                 1999
                                                                                   ----------------    ----------------
                                                                                     (Unaudited)
ASSETS

Current assets:
    Cash                                                                           $          1,210    $          1,343
    Accounts receivable                                                                      45,940              55,529
    Inventories (Note 2)                                                                     35,995              36,250
    Prepaid expenses and other (Note 5)                                                       6,553               4,711
    Net assets held for sale (Note 4)                                                           354                 504
                                                                                   ----------------    ----------------
      Total current assets                                                                   90,052              98,337

Property, plant and equipment, net                                                           83,672              85,792
Reorganization value in excess of amounts allocable
    to identifiable assets                                                                   30,636              31,066
Other assets                                                                                 11,196              11,661
                                                                                   ----------------    ----------------

      Total assets                                                                 $        215,556    $        226,856
                                                                                   ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $         16,536    $         17,064
    Accrued interest                                                                            823                 865
    Accrued salaries, benefits and withholdings                                               6,523               6,438
    Other accrued expenses                                                                    7,438               8,984
    Current portion of long-term debt (Note 3)                                                  975                 975
                                                                                   ----------------    ----------------
       Total current liabilities                                                             32,295              34,326

Long-term debt (Note 3)                                                                      68,527              79,806
Other long-term liabilities                                                                  19,265              18,071
                                                                                   ----------------    ----------------
       Total liabilities                                                                    120,087             132,203

Shareholders' equity:
    Common stock                                                                                100                 100
    Additional paid-in capital                                                              124,046             123,942
    Accumulated deficit                                                                     (28,677)            (29,389)
                                                                                   ----------------    ----------------
       Total shareholders' equity                                                            95,469              94,653

       Total liabilities and shareholders' equity                                  $        215,556    $        226,856
                                                                                   ================    ================

Note: The condensed consolidated balance sheet at October 30, 1999 has been extracted from the audited financial statements.

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)


                                                                                            Three Months Ended
                                                                                   ------------------------------------
                                                                                      January 29,         January 30,
                                                                                         2000                 1999
                                                                                   ----------------    ----------------
Net sales                                                                          $         64,749    $         70,384
Cost of sales                                                                                53,020              59,488
                                                                                   ----------------    ----------------

Gross profit                                                                                 11,729              10,896

Selling, general and administrative expenses                                                  8,472               8,897
Other expense (income), net                                                                     (13)               (139)
                                                                                   ----------------    ----------------

Operating profit                                                                              3,270               2,138

Interest expense                                                                             (1,917)             (1,890)
                                                                                   ----------------    ----------------

Income before income taxes and discontinued operations                                        1,353                 248
Provision (benefit) for income taxes                                                            641                (145)
                                                                                   ----------------    ----------------

Income before discontinued operations                                                           712                 393

Loss from discontinued operations                                                                 -                (536)
                                                                                   ----------------    ----------------

Net income (loss)                                                                  $            712    $           (143)
                                                                                   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                                     10,000,000         10,000,000
                                                                                   =================   ================

Basic and diluted income (loss) per common share:
   Income before discontinued operations                                           $            0.07   $           0.04
   Loss from discontinued operations                                                               -              (0.05)
                                                                                   -----------------   -----------------
Net income (loss)                                                                  $           0.07    $           (0.01)
                                                                                   =================   =================

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                           Three Months Ended
                                                                                   ------------------------------------
                                                                                      January 29,        January 30,
                                                                                         2000                1999
                                                                                   ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               $            712    $           (143)
                                                                                   ----------------    ----------------
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Loss from discontinued operations                                                        -                 536
      Depreciation and amortization, except amounts included in
        interest expense                                                                      2,693               2,655
      Interest accretion and debt issuance cost amortization                                    135                  78
      Other, net                                                                                119                 554
       Changes in assets and liabilities:
        Accounts receivable                                                                   9,589              10,879
        Inventories                                                                             255              (4,297)
        Prepaid expenses and other assets                                                    (1,272)               (561)
        Accounts payable                                                                       (528)             (2,505)
        Accrued expenses and other liabilities                                                  (89)             (2,341)
                                                                                   ----------------    ----------------
          Total adjustments                                                                  10,902               4,998
                                                                                   ----------------    ----------------
    Net cash provided by operating activities                                                11,614               4,855
                                                                                   ----------------    ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Property and equipment additions                                                           (377)             (1,581)
                                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                                                    (90)                   -
    Revolving credit facility borrowings (repayments), net                                  (11,057)              (3,667)
    Repayment and purchases of other long-term debt, net                                       (223)               1,027
                                                                                   ----------------    -----------------
    Net cash used in financing activities                                                   (11,370)              (2,640)
                                                                                   ----------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                                (133)                634
CASH AT BEGINNING OF PERIOD                                                                   1,343               1,549
                                                                                   ----------------    ----------------

CASH AT END OF PERIOD                                                              $          1,210    $          2,183
                                                                                   ================    ================

SUPPLEMENTAL INFORMATION ON CASH FLOWS
    FROM CONTINUING OPERATIONS:
    Interest paid                                                                  $          1,824    $          1,882
    Income taxes paid, net                                                                       80                 299
    Non-cash financing activities:
      Capital lease obligation                                                                    -               1,307

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         Unless the context otherwise requires, the terms "JPS" and the "Company", as used in these condensed consolidated financial statements, mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 29, 2000 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 ("Fiscal 1999"). The results of operations for the interim period are not necessarily indicative of the operating results for the full year. Certain amounts have been reclassified to conform to the current presentation.

2. Inventories (in thousands):

                                                                                     January 29,         October 30,
                                                                                         2000                1999
                                                                                   ----------------    ----------------
              Raw materials and supplies                                           $          7,043    $          6,640
              Work-in-process                                                                13,073              11,809
              Finished goods                                                                 15,879              17,801
                                                                                   ----------------    ----------------
                  Total                                                            $         35,995    $         36,250
                                                                                   ================    ================


3. Long-Term Debt (in thousands):

                                                                                     January 29,         October 30,
                                                                                        2000                 1999
                                                                                   ----------------    ----------------


              Senior credit facility, revolving line of credit                     $         64,337    $         75,394
              Equipment financing                                                             1,033               1,125
              Capital lease obligation                                                        4,132               4,262
                                                                                   ----------------    ----------------
                  Total                                                                      69,502              80,781
              Less current portion                                                             (975)               (975)
                                                                                   ----------------    ----------------
              Long-term portion                                                    $         68,527    $         79,806
                                                                                   ================    ================

4.       Discontinued Operations and Certain Other Changes

         During Fiscal 1999, the Company took certain actions to reposition itself from a textile-oriented enterprise to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This was accomplished by successfully streamlining the ongoing apparel fabrics business and exiting three other textile businesses while intensifying its focus on the two businesses with growth potential, JPS Elastomerics and JPS Glass. On March 2, 1999, the Company exited its home fashions woven fabrics business by completing the sale of its Boger City manufacturing plant. This business accounted for sales of $4.1 million and operating income of $0.1 million in the three months ended January 30, 1999. The Company closed its Angle manufacturing facility located in Rocky Mount, Virginia, in its 1999 third fiscal quarter and sold the plant on September 3, 1999, thereby streamlining the apparel fabrics business. On July 23, 1999, the Company sold its Stanley, North Carolina plant, thereby exiting its yarn sales textile business. This business generated sales of $3.2 million and operating loss of $0.2 million in the three months ended January 30, 1999. On August 27, 1999, the Company sold its Borden manufacturing plant located in Kingsport, Tennessee, thereby exiting its cotton commercial products textile business. This business generated sales of $5.4 million and operating loss of $0.3 million in the three months ended January 30, 1999. The results of operations for the yarn sales business and cotton commercial products business for the three months ended January 30, 1999 have been included in the accompanying condensed consolidated financial statements as discontinued operations.

5.       Contingencies

         The Company has provided for all estimated future costs associated with certain roofing products including those sold by the Predecessor Stevens Division operations. The liability for future costs associated with these roofing products is subject to management's best estimate, including factors such as expected future claims by geographic region and roofing compound applied; expected costs to repair or replace such roofing products; estimated remaining length of time that such claims will be made by customers; and the estimated costs to litigate and settle certain claims now in litigation. The liability for such products was approximately $2.4 million at January 29, 2000 and $2.4 million at October 30, 1999. The Company records the costs of meeting these obligations as a reduction of the balance of the recorded liability and, accordingly, such costs are not reflected in results of operations. Management updates its assessment of the adequacy of the remaining reserve for these roofing products quarterly, and if it is deemed that an adjustment to the reserve is required, it will be charged to operations in the period in which such determination is made.

         At January 29, 2000, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $52.5 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2003 through 2019. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $61.5 million (subject to adjustment) which expire in 2004 through 2019. In addition, the Company has alternative minimum tax credits of approximately $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company utilized approximately $0.5 million of net operating losses during the three month period ended January 29, 2000.

         The Company's ability to utilize its net operating loss carryforwards realized prior to completion of the Plan of Reorganization is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $30.5 million has been provided.

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

6.       Business Segments

         Effective in Fiscal 1999, the Company adopted SFAS No. 131. The Company's reportable segments are Elastomerics, Glass and Apparel. The reportable segments were determined using the Company's method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold, the customer base, manufacturing process, and method of distribution. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental geomembranes, and various polyurethane products. The Glass segment produces and markets specialty substrates mechanically formed from fiberglass and other specialty yarns for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense, and aerospace. The Apparel segment produces and markets woven fabrics, principally cellulosic-based fibers, for use in a broad range of consumer apparel products for use primarily in the women's dress and sportswear markets.

         During the process of implementing SFAS No. 131, the Company identified two other segments which met its criteria as reportable segments. These two segments are the cotton commercial products segment and the yarn sales segment. As discussed in Note 4, the Company has exited these segments.

         The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment's operating profit, defined as earnings before interest and taxes. In the fourth quarter of Fiscal 1999, the Company changed its presentation of business segment information to include allocation of all indirect corporate expenses to each business segment. Such allocation is based on management's analysis of the costs attributable to each segment. All periods presented have been restated to reflect the new presentation. The following table presents certain information regarding the business segments (in thousands):

                                                                                          Three Months Ended
                                                                                     ----------------------------
                                                                                     January 29,      January 30,
                                                                                         2000            1999
                                                                                     ------------    -------------
         Net sales:
              Elastomerics                                                          $      18,308    $      17,837
              Glass                                                                        18,066           19,179
              Apparel                                                                      29,989           35,608
                                                                                     ------------    -------------
                                                                                           66,363           72,624
              Less intersegment sales (1)                                                  (1,614)          (2,240)
                                                                                     ------------    -------------
              Net sales                                                              $     64,749    $      70,384
                                                                                     ============    =============
                                                                                     (Table continued on next page)

(Table continued from previous page)

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     January 29,      January 30,
                                                                                         2000            1999
                                                                                     ------------    -------------


         Operating profit (loss) (2):
              Elastomerics                                                           $      1,552    $       1,203
              Glass                                                                         1,054            1,095
              Apparel                                                                         664             (160)
                                                                                     ------------    -------------
         Operating profit                                                                   3,270            2,138
         Interest expense                                                                  (1,917)          (1,890)
                                                                                     ------------    -------------
         Income before income taxes
            and discontinued operations                                              $      1,353    $         248
                                                                                     ============    =============

                                                                                     January 29,      January 30,
                                                                                         2000            1999
                                                                                     ------------    -------------

         Identifiable assets:
              Elastomerics                                                           $     55,031    $      55,673
              Glass                                                                        60,997           61,975
              Apparel                                                                     101,732          110,081
              Eliminations                                                                 (2,204)            (873)
                                                                                     ------------    -------------

                 Total assets
                                                                                     $    215,556    $     226,856
                                                                                     ============    =============

(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

(2) The operating profit (loss) of each business segment includes a proportionate share of indirect corporate expenses. JPS's parent company corporate group is responsible for finance, strategic planning, legal, tax, audit, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of reorganization value in excess of amounts allocable to identifiable assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking information statements that involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements regarding the Company?s expectations of the impact of the year 2000 issue on results of operations. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, which are made only as of the date hereof.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 herein, effective in the quarter ended May 1, 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Accordingly, segment information for prior periods has been restated to conform to the current presentation.

                                                                                           (In Thousands)
                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     January 29,      January 30,
                                                                                         2000            1999
                                                                                     ------------    -------------

Net sales:
   Elastomerics                                                                     $      18,308    $       17,837
   Glass                                                                                   18,066            19,179
   Apparel                                                                                 29,989            35,608
                                                                                    -------------    --------------
                                                                                           66,363            72,624

   Less intersegment sales                                                                 (1,614)           (2,240)
                                                                                    -------------    --------------

   Net sales                                                                        $      64,749    $       70,384
                                                                                    =============    ==============

Operating profit (loss):
   Elastomerics                                                                     $       1,552    $        1,203
   Glass                                                                                    1,054             1,095
   Apparel                                                                                    664              (160)
                                                                                    -------------    --------------

   Operating profit                                                                         3,270             2,138

Interest expense                                                                           (1,917)           (1,890)
                                                                                    -------------    --------------

Income before income taxes and discontinued operations                              $       1,353    $          248
                                                                                    =============    ==============

RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile-oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This has been accomplished by successfully streamlining the ongoing apparel fabrics business and exiting three other textile businesses, while intensifying its focus on the two businesses with growth potential, JPS Glass and JPS Elastomerics. On March 2, 1999, the Company sold its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business.

The Company closed its Angle manufacturing facility in the third quarter and sold the remaining plant on September 3, 1999, thereby streamlining the apparel business. On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales segment. On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products segment. The yarn sales and cotton commercial products segments are reported in the accompanying condensed consolidated financial statements as discontinued operations. The Company changed its name from JPS Textile Group, Inc. to JPS Industries, Inc. and is now focusing solely on improving the performance and profitability of its remaining core businesses: JPS Elastomerics, JPS Glass and JPS Apparel.

Three Months Ended January 29, 2000 (the "2000 First Quarter") Compared to the Three Months Ended January 30, 1999 (the "1999 First Quarter")

Consolidated net sales decreased $5.6 million, or 8.0%, from $70.4 million in the 1999 first quarter to $64.8 million in the 2000 first quarter. Operating profit increased $1.2 million from $2.1 million in the 1999 first quarter to $3.3 million in the 2000 first quarter. Included in the 1999 first quarter are sales of $4.1 million and operating profit of $0.1 million related to the home fashions woven fabrics business which was sold in March 1999.

Net sales in the 2000 first quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane and extruded urethane products, increased $0.5 million, or 2.8%, from $17.8 million in the 1999 first quarter to $18.3 million in the 2000 first quarter. This increase is primarily attributable to an improvement in demand for the Company's extruded urethane products, which have a wide variety of end-uses including applications in athletic, automotive, medical industrial, and consumer products industries, and Stevens(R) Roofing System accessory products.

Operating profit in the 2000 first quarter for the Elastomerics segment increased $0.3 million from $1.2 million in the 1999 first quarter to $1.5 million in the 2000 first quarter. This increase resulted principally from the improvement in extruded urethane sales volume, implementation of cost reduction measures, and lower selling, general and administrative costs.

Net sales in the Glass segment, which includes mechanically-formed substrates constructed of synthetics and fiberglass for electronic components, construction products, reinforced composites, industrial insulation, and filtration applications, had an expected decrease of $1.1 million, or 5.7%, from $19.2 million in the 1999 first quarter to $18.1 million in the 2000 first quarter. The decrease is primarily attributable to (i) a reduction in intercompany sales of scrim related to the Company's overall focus on inventory management and (ii) lower sales of substrates used in electrical products resulting from the Company's shift of production to a more favorable lightweight substrate mix positioning this business for growth.

Operating profit in the 2000 first quarter for the Glass segment was $1.1 million for both the 1999 first quarter and the 2000 first quarter. Although sales were lower, operating profit remained constant because of significant improvements in manufacturing efficiencies, inventory reduction, waste reduction and quality control.

Net sales in the Apparel segment, which includes unfinished woven apparel fabrics primarily for women's wear, experienced a planned decrease of $5.6 million, or 15.7%, from $35.6 million in the 1999 first quarter to $30.0 million in the 2000 first quarter. Apparel fabrics are produced chiefly from yarns consisting of acetate, rayon and Tencel(R) fibers. As discussed above, the Company significantly streamlined its apparel fabrics business by closing a manufacturing facility in its 1999 third fiscal quarter.

Operating profit in the 2000 first quarter for the Apparel segment increased $0.8 million from an operating loss of $0.1 million in the 1999 first quarter to an operating profit of $0.7 million in the 2000 first quarter. This increase is primarily attributable to improving product mix, manufacturing efficiencies, inventory reductions, and lower selling, general and administrative costs.

Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Interest expense in the 2000 first quarter was consistent with the 1999 first quarter. Although interest rates were higher in the 2000 first quarter, the Company's debt balance was reduced by approximately $28.0 million at January 29, 2000 compared to January 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, JPS Elastomerics and JPS C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement (the "Credit Agreement"), by and among the financial institutions party thereto, Citibank, as agent, and Bank of America, as co-agent. The Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $100 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $33,250,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes, and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. Subsequent to October 9, 1997, the Credit Agreement has been amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees, (iii) provide additional reduction of the fixed asset portion of the Borrowing Base, and (iv) allow the Company to repurchase shares of its common stock subject to certain limitations. As of January 29, 2000, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at January 29, 2000 is approximately 8.4%. The Company pays a fee of .25% per annum and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings. Borrowings under the Revolving Credit Facility are made or repaid on a daily basis in amounts equal to the net cash requirements or proceeds for that business day. As of January 29, 2000, unused and outstanding letters of credit totaled $1,355,000. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At January 29, 2000, the Company had approximately $21.2 million available for borrowing under the Revolving Credit Facility.

During the 2000 first quarter, cash provided by operating activities was $11.6 million. Working capital decreased from $64.0 million at October 30, 1999 to $57.8 million at January 29, 2000. Accounts receivable decreased by $9.6 million from October 30, 1999 to January 29, 2000 due to lower sales in January 2000 compared to October 1999. Inventories were consistent with the October 30, 1999 balances. Prepaid and other assets increased $1.8 million due to unbilled costs under the Company's warranty management program. Accounts payable decreased by $0.6 million from October 30, 1999 to January 29, 2000 primarily as a result of the slowdown in sales volume in January 2000 compared to October 1999 and the corresponding decrease in production requirements. Other accrued expenses decreased $1.6 million due to certain cash payments related to discontinued operations.

The principal use of cash in the 2000 first quarter was for capital expenditures of $0.4 million and net repayment of borrowings under the Revolving Credit Facility of $11.1 million. As of January 29, 2000, the Company had commitments of $0.8 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 2000 of approximately $5.0 million and expects such amounts to be funded by cash from operations, bank and other equipment financing services. Also, on February 29, 2000, the Company announced a stock repurchase program for up to $8 million of its outstanding common stock. Repurchases under this program will be made from time to time in open market or privately negotiated transactions consistent with the Credit Agreement. The actual number of shares purchased, the timing of purchases and the prices paid will depend on future market conditions.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

YEAR 2000 COMPLIANCE

The Company completed its preparation for the Year 2000 issue and, as of this date, there have been no failures of IT or process systems causing significant disruptions of Company business. Further, we are aware of no third party failures that have significantly impacted Company systems or processes. It is possible, however, that additional problems may manifest themselves in the next several months, particularly with systems that will be used for the first time during the remainder of this calendar year. To preserve compliance of remediated and tested systems, testing of IT and process systems will continue through March of this year. The incremental cost of addressing the Year 2000 issue was approximately $130,000, substantially all of which had been spent as of January 29, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company in Fiscal 2001. Management of the Company has not yet evaluated the effects of this statement on the Company's financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of January 29, 2000, approximately $64.3 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

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

JPS INDUSTRIES, INC.

                          PART II - OTHER INFORMATION

Item
----
1.   Legal Proceedings                                                                                         None
2.   Changes in Securities                                                                                     None
3.   Defaults Upon Senior Securities                                                                           None
4.   Submission of Matters to a Vote of Security Holders                                                       None
5.   Other Information                                                                                         None
6.   Exhibits and Reports on Form 8-K:

     (a) Exhibits:
         (10) Fourth Amendment to the Credit Facility Agreement, dated as of February 29, 2000, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent thereto.
         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
         (27)   Financial Data Schedule (for SEC use only)
     (b) Current Reports on Form 8-K:
                No reports on Form 8-K were filed for the fiscal quarter ended January 29, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JPS INDUSTRIES, INC.

Date:  March 14, 2000                        /s/ L. Allen Ollis
                                             ------------------
                                             L. Allen Ollis
                                             Corporate Controller & Secretary