Form 10-Q
period 2000-04-29
JPS INDUSTRIES INC
filed 2000-06-12
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                         Commission File Number 33-27038

                              JPS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            57-0868166
-------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina    29607
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of June 7, 2000.

JPS INDUSTRIES, INC.
INDEX

                                                                                                        Page
PART I.  FINANCIAL INFORMATION                                                                         Number
     Item 1.      Condensed Consolidated Balance Sheets
                      April 29, 2000 (Unaudited) and October 30, 1999..............................       3

                  Condensed Consolidated Statements of Operations
                      Three Months and Six Months Ended April 29, 2000 and
                      May 1, 1999 (Unaudited)......................................................       4

                  Condensed Consolidated Statements of Cash Flows
                      Six Months Ended April 29, 2000 and
                      May 1, 1999 (Unaudited)......................................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................       8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................      12

PART II. OTHER INFORMATION ........................................................................      13

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)                                                April 29,         October 30,
                                                                2000                1999
                                                             -----------        -----------
                                                             (Unaudited)
ASSETS

Current assets:
   Cash                                                      $   1,643           $   1,343
   Accounts receivable                                          44,985              55,529
   Inventories (Note 2)                                         33,617              36,250
   Prepaid expenses and other (Note 5)                           3,354               4,711
   Net assets held for sale                                         --                 504
                                                             ---------           ---------
     Total current assets                                       83,599              98,337

Property, plant and equipment, net                              82,887              85,792
Reorganization value in excess of amounts allocable
   to identifiable assets                                       30,206              31,066
Other assets                                                     9,865              11,661
                                                             ---------           ---------

     Total assets                                            $ 206,557           $ 226,856
                                                             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  17,201           $  17,064
   Accrued interest                                                688                 865
   Accrued salaries, benefits and withholdings                   6,827               6,438
   Other accrued expenses                                        7,633               8,984
   Current portion of long-term debt (Note 3)                      992                 975
                                                             ---------           ---------
     Total current liabilities                                  33,341              34,326

Long-term debt (Note 3)                                         58,664              79,806
Deferred income taxes                                               99                  --
Other long-term liabilities                                     17,297              18,071
                                                             ---------           ---------
     Total liabilities                                         109,401             132,203
                                                             ---------           ---------

SHAREHOLDERS' EQUITY:
   Common stock                                                    100                 100
   Additional paid-in capital                                  124,150             123,942
   Accumulated deficit                                         (27,094)            (29,389)
                                                             ---------           ---------
     Total shareholders' equity                                 97,156              94,653
                                                             ---------           ---------

     Total liabilities and shareholders' equity              $ 206,557           $ 226,856
                                                             =========           =========


Note: The condensed consolidated balance sheet at October 30, 1999 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                           Three Months Ended                          Six Months Ended
                                                    --------------------------------           ---------------------------------
                                                     April 29,             May 1,               April 29,              May 1,
                                                        2000                1999                   2000                 1999
                                                    ------------        ------------           ------------         ------------
Net sales                                           $     72,596        $     72,285           $    137,345         $    142,669
Cost of sales                                             58,643              61,167                111,663              120,655
                                                    ------------        ------------           ------------         ------------
Gross profit                                              13,953              11,118                 25,682               22,014

Selling, general and administrative
   expenses                                                9,147               9,830                 17,619               18,727
Other expense (income), net                                  (50)                233                    (63)                  94
Charges for plant closing and
   restructuring costs                                        --               3,718                     --                3,718
                                                    ------------        ------------           ------------         ------------
Operating profit (loss)                                    4,856              (2,663)                 8,126                 (525)

Interest expense                                          (1,625)             (1,886)                (3,542)              (3,776)
                                                    ------------        ------------           ------------         ------------
Income (loss) before income taxes
   and discontinued operations                             3,231              (4,549)                 4,584               (4,301)
Provision (benefit) for income taxes                       1,648              (1,105)                 2,289               (1,250)
                                                    ------------        ------------           ------------         ------------
Income (loss) before discontinued
   operations                                              1,583              (3,444)                 2,295               (3,051)
Discontinued operations (net of taxes):
   Loss from discontinued operations                          --                (362)                    --
                                                                                                                            (898)
   Loss on disposal of discontinued
       operations                                             --             (22,479)                    --              (22,479)
                                                    ------------        ------------           ------------         ------------
Net income (loss)                                   $      1,583        $    (26,285)          $      2,295         $    (26,428)
                                                    ============        ============           ============         ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             10,000,000          10,000,000             10,000,000           10,000,000

Basic and diluted income (loss) per common
  share:
Income (loss) before discontinued
   operations                                       $       0.16        $      (0.34)          $       0.23         $      (0.30)
Discontinued operations (net of taxes):
   Loss from discontinued operations                          --               (0.04)                    --                (0.09)
   Loss on disposal of discontinued
     operations                                               --               (2.25)                    --                (2.25)
                                                    ------------        ------------           ------------         ------------
Net income (loss)                                   $       0.16        $      (2.63)          $       0.23         $      (2.64)
                                                    ============        ============           ============         ============

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                             Six Months Ended
                                                                                     --------------------------------
                                                                                     April 29,                May 1,
                                                                                       2000                    1999
                                                                                     ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                             $  2,295                $(26,427)
                                                                                   --------                --------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization, except amounts included
         in interest expense                                                          5,394                   6,031
       Interest accretion and debt issuance cost amortization                           260                     167
       Other, net                                                                       340                     475
       Charges for plant closing and restructuring costs                                 --                   3,718
       Loss from discontinued operations                                                 --                     898
       Loss on disposal of discontinued operations                                       --                  22,479
       Changes in assets and liabilities:
         Accounts receivable                                                         10,544                  15,491
         Inventories                                                                  2,633                  (5,732)
         Prepaid expenses and other assets                                            3,462                    (139)
         Accounts payable                                                               137                  (3,650)
         Accrued expenses and other liabilities                                      (2,107)                 (5,639)
                                                                                   --------                --------
           Total adjustments                                                         20,663                  34,099
                                                                                   --------                --------
     Net cash provided by operating activities                                       22,958                   7,672
                                                                                   --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment additions                                                (1,531)                 (3,171)
     Proceeds from sale of assets                                                        --
                                                                                   --------                --------
                                                                                                              8,391
     Net cash provided by (used in) investing activities                             (1,531)                  5,220
                                                                                   --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Financing costs incurred                                                            --                    (250)
     Revolving credit facility repayments, net                                      (20,665)                (12,190)
     Borrowings (repayments) of other long-term debt                                   (462)                      9
                                                                                   --------                --------
     Net cash used in financing activities                                          (21,127)                (12,431)
                                                                                   --------                --------

NET INCREASE IN CASH                                                                    300                     461
CASH AT BEGINNING OF PERIOD                                                           1,343                   1,549
                                                                                   --------                --------

CASH AT END OF PERIOD                                                              $  1,643                $  2,010
                                                                                   ========                ========

SUPPLEMENTAL INFORMATION ON CASH FLOWS
     FROM CONTINUING OPERATIONS:
     Interest paid                                                                 $  3,458                $  3,176
     Income taxes paid, net                                                             187                     326
     Non-cash financing activities:
       Capital lease obligation                                                          --                   1,307

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         Unless the context otherwise requires, the terms "JPS" and the "Company" as used in these condensed consolidated financial statements mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 29, 2000 and for all periods presented have been made.

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

2.       Inventories (in thousands):

                                                                                  April 29,       October 30,
                                                                                    2000              1999
                                                                                ------------      ------------
              Raw materials and supplies                                        $      6,877      $      6,640
              Work-in-process                                                         11,659            11,809
              Finished goods                                                          15,081            17,801
                                                                                ------------      ------------
                  Total                                                         $     33,617      $     36,250
                                                                                ============      ============

3.       Long-Term Debt (in thousands):


                                                                                  April 29,       October 30,
                                                                                    2000              1999
                                                                                ------------      ------------
              Senior credit facility, revolving line of credit                  $     54,730      $     75,394
              Equipment financing                                                        926             1,125
              Capital lease obligation                                                 4,000             4,262
                                                                                ------------      ------------
                  Total                                                               59,656            80,781
              Less current portion                                                      (992)             (975)
                                                                                ------------      ------------
              Long-term portion                                                 $     58,664      $     79,806
                                                                                ============      ============

4.       Discontinued Operations and Certain Other Changes

         During Fiscal 1999, the Company took certain actions to reposition itself from a textile-oriented enterprise to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This was accomplished by successfully streamlining the ongoing apparel fabrics business and exiting three other textile businesses while intensifying its focus on the two businesses with growth potential, JPS Elastomerics and JPS Glass. On March 2, 1999, the Company exited its home fashions woven fabrics business by completing the sale of its Boger City manufacturing plant. This business accounted for sales of $2.0 million and operating loss of $0.1 million in the three months ended May 1, 1999, and sales of $6.1 million and operating income of $0 in the six months ended May 1, 1999. The Company closed its Angle manufacturing facility located in Rocky Mount, Virginia, in its 1999 third fiscal quarter and sold the plant on September 3, 1999, thereby streamlining the apparel fabrics business. On July 23, 1999, the Company sold its Stanley, North Carolina plant, thereby exiting its yarn sales textile business. This business generated sales of $4.9 million and operating loss of $0.2 million in the three months ended May 1, 1999 and sales of $8.1 million and operating loss of $0.4 million in the six months ended May 1, 1999. On August 27, 1999, the Company sold its Borden manufacturing plant located in Kingsport, Tennessee, thereby exiting its cotton commercial products textile business. This business generated sales of $6.1 million and operating loss of $0.1 million in the three months ended May 1, 1999 and sales of $11.5 million and operating loss of $0.4 million in the six months ended May 1, 1999. The results of operations for the yarn sales business and cotton commercial products business for the three months and six months ended May 1, 1999 have been included in the accompanying condensed consolidated financial statements as discontinued operations.

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

         At April 29, 2000, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $51.1 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2003 through 2019. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $59.7 million (subject to adjustment) which expire in 2004 through 2019. In addition, the Company has alternative minimum tax credits of approximately $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company utilized approximately $1.9 million of net operating losses during the six-month period ended April 29, 2000.

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

6.       Business Segments

         The following details summarized information by reportable segments:



                                               Three Months Ended                        Six Months Ended
                                          -----------------------------           -----------------------------
                                          April 29,             May 1,            April 29,             May 1,
                                             2000                1999                2000                1999
                                          ---------           ---------           ---------           ---------
Net sales:
     Elastomerics                          $ 20,745           $  21,049           $  39,053           $  38,886
     Glass                                   21,800              21,434              39,866              40,613
     Apparel                                 31,863              32,572              61,852              68,180
                                           --------           ---------           ---------           ---------
                                             74,408              75,055             140,771             147,679
     Less intersegment sales                 (1,812)             (2,770)             (3,426)             (5,010)
                                           --------           ---------           ---------           ---------
     Net sales                             $ 72,596           $  72,285           $ 137,345           $ 142,669
                                           ========           =========           =========           =========

Operating profit (loss):
     Elastomerics                          $  2,376           $   1,599           $   3,928           $   2,802
     Glass                                    1,892                (715)              2,946                 380
     Apparel                                    588              (3,547)              1,252              (3,707)
                                           --------           ---------           ---------           ---------
     Operating profit (loss)                  4,856              (2,663)              8,126                (525)
Interest expense                             (1,625)             (1,886)             (3,542)             (3,776)
                                           --------           ---------           ---------           ---------
Income (loss) before income taxes
   and discontinued operations             $  3,231           $  (4,549)          $   4,584           $  (4,301)
                                           ========           =========           =========           =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company's actual results in Fiscal 2000 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the textile industry, the Company's ability to meet its debt service obligations, competition from a variety of large textile mills and foreign textile manufacturers which export to the United States, the seasonality of the Company's sales, the volatility of the Company's raw materials cost and the Company's dependence on key personnel.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999.

RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile-oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This has been accomplished by successfully streamlining the ongoing apparel fabrics business and exiting three other textile businesses, while intensifying its focus on the two businesses with growth potential, JPS Glass and JPS Elastomerics. On March 2, 1999, the Company sold its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. The Company closed its Angle manufacturing facility in the third quarter of 1999 and sold the remaining plant on September 3, 1999, thereby streamlining the apparel business. On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales segment. On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products segment. The yarn sales and cotton commercial products segments are reported in the accompanying condensed consolidated financial statements as discontinued operations. The Company changed its name from JPS Textile Group, Inc. to JPS Industries, Inc. and is now focusing solely on improving the performance and profitability of its remaining core businesses:
JPS Elastomerics, JPS Glass and JPS Apparel.

Three Months Ended April 29, 2000 (the "2000 Second Quarter") Compared to the Three Months Ended May 1, 1999 (the "1999 Second Quarter")

Consolidated net sales increased $0.3 million, or 0.4%, from $72.3 million in the 1999 second quarter to $72.6 million in the 2000 second quarter. Operating profit increased $7.5 million from an operating loss of $2.7 million in the 1999 second quarter to an operating profit of $4.8 million in the 2000 second quarter. The 1999 second quarter includes charges for plant closing and restructuring costs of approximately $3.7 million. Excluding such charges for comparative purposes, operating profit in the 1999 second quarter was $1.0 million compared to $4.8 million in the 2000 second quarter.

Net sales in the 2000 second quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane and extruded urethane products, decreased $0.3 million, or 1.4%, to $20.7 million from $21.0 million in the 1999 second quarter. This decrease is primarily attributable to decreased sales of environmental membranes. The domestic roofing market continues to be characterized by intense competition and slow market growth. The Company has addressed these factors with aggressive pricing strategies, introduction of two new roofing systems, and has strengthened its sales management in key territories. Sales of extruded urethane products were higher in the 2000 second quarter as a result of higher demand for certain of the Company's blown film products, as well as ongoing product introductions.

Operating profit for the Elastomerics segment increased $0.8 million from $1.6 million in the 1999 second quarter to $2.4 million in the 2000 second quarter. The increase is due to ongoing cost reduction initiatives, improved operating efficiencies, and a reduction of warranty reserves for roofing systems.

Net sales in the Glass segment, which includes mechanically-formed substrates constructed of synthetics and fiberglass for electronic components, construction products, reinforced composites, industrial insulation, and filtration applications increased $0.4 million, or 1.9%, from $21.4 million in the 1999 second quarter to $21.8 million in the 2000 second quarter.

Operating profit for the Glass segment increased $2.6 million from a loss of $0.7 million in the 1999 second quarter to $1.9 million in the 2000 second quarter. This increase reflects ongoing cost reduction and product quality improvement initiatives and improved operating efficiencies.

Net sales of apparel fabrics, which are principally cellulosic woven fabrics used primarily for women's wear, decreased $0.7 million, or 2.2%, from $32.6 million in the 1999 second quarter to $31.9 million in the 2000 second quarter, primarily as a result of market conditions.

Operating profit for the Apparel segment increased $4.1 million from an operating loss of $3.5 million in the 1999 second quarter to an operating profit of $0.6 million in the 2000 second quarter. The 1999 second quarter includes charges for plant closing and restructuring costs which totaled approximately $2.4 million. Excluding such charges for comparative purposes, operating loss in the 1999 second quarter was $1.1 million compared to operating profit of $0.6 million in the 2000 second quarter. This increase is primarily attributable to ongoing cost reduction initiatives, product mix and operating efficiencies.

Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Interest expense in the 2000 second quarter was $0.3 million less than the 1999 second quarter as a result of lower debt levels.

Six Months Ended April 29, 2000 (the "2000 Six-Month Period") Compared to the Six Months Ended May 1, 1999 (the "1999 Six-Month Period")


Consolidated net sales decreased $5.3 million, or 3.7%, from $142.7 million in the 1999 six-month period to $137.4 million in the 2000 six-month period. Operating profit (loss) increased $8.6 million from an operating loss of $0.5 million in the 1999 six-month period to an operating profit of $8.1 million in the 2000 six-month period. The 1999 six-month period includes charges for plant closing and restructuring costs of approximately $3.7 million. Excluding such charges for comparative purposes, operating profit in the 1999 six-month period was $3.2 million compared to $8.1 million in the 2000 six-month period.

Net sales in the 2000 six-month period in the Elastomerics segment increased $0.2 million, or 0.5%, to $39.1 million from $38.9 million in the 1999 six-month period. This increase is primarily attributable to increases in sales of extruded products partially offset by a reduction in the sales of environmental membranes.

Operating profit for the Elastomerics segment increased $1.1 million from $2.8 million in the 1999 six-month period to $3.9 million in the 2000 six-month period. This increase is due to ongoing cost reduction initiatives, improved operating efficiencies in urethane production, and a reduction of warranty reserves for roofing systems.

Net sales in the Glass segment decreased $0.7 million, or 1.7%, from $40.6 million in the 1999 six-month period to $39.9 million in the 2000 six-month period. The decrease is primarily attributable to lower sales of scrim.

Operating profit for the Glass segment increased $2.6 million from $0.4 million in the 1999 six-month period to $3.0 million in the 2000 six-month period as a result of cost reduction efforts, quality enhancements and improved operating efficiencies.

Net sales of apparel fabrics decreased $6.3 million, or 9.2%, from $68.2 million in the 1999 six-month period to $61.9 million in the 2000 six-month period due to the elimination of certain product offerings.

Operating profit for the Apparel segment increased $5.0 million from an operating loss of $3.7 million in the 1999 six-month period to an operating profit of $1.3 million in the 2000 six-month period. The 1999 six-month period includes charges for plant closing and restructuring costs which totaled approximately $2.4 million. Excluding such charges for comparative purposes, operating loss in the 1999 six-month period was $1.3 million compared to operating profit of $1.3 million in the 2000 six-month period. Performance improved as a result of cost reduction initiatives and operating efficiencies.

Intersegment sales consist of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Interest expense in the 2000 six-month period was $3.5 million compared to $3.8 million in the 1999 six-month period, reflecting lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, JPS Elastomerics and JPS C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement. As amended, the Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $100 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount (currently $29,500,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and
(ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. Subsequent to October 9, 1997, the Credit Agreement has been amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees, (iii) provide additional reduction of fixed asset portion of the Borrowing Base, and (iv) allow the Company to repurchase shares of its common stock subject to certain limitations. As of April 29, 2000, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at April 29, 2000 is approximately 8.7%. At April 29, 2000, the Company had approximately $25.7 million available for borrowing under the Revolving Credit Facility.

During the 2000 second quarter, cash provided by operating activities was $23.0 million. Working capital decreased from $64.0 million at October 30, 1999 to $50.3 million at April 29, 2000. Accounts receivable decreased by $10.5 million from October 30, 1999 to April 29, 2000. Inventories decreased by $2.6 million, primarily in finished goods, during the 2000 second quarter, prepaid and other assets decreased $3.5 million, accounts payable increased by $0.1 million, and other accrued expenses decreased $1.4 million.

The principal use of cash in the 2000 second quarter was for capital expenditures of $1.1 million and net repayment of borrowings under the Revolving Credit Facility of $9.6 million. As of April 29, 2000, the Company had commitments of $1.1 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 2000 of approximately $5.0 million and expects such amounts to be funded by cash from operations, bank and other equipment financing services. Also, on February 29, 2000, the Company announced a stock repurchase program for up to $8 million of its outstanding common stock. Repurchases under this program will be made from time to time in open market or privately negotiated transactions consistent with the Credit Agreement. The actual number of shares purchased, the timing of purchases and the prices paid will depend on future market conditions and compliance with applicable legal requirements.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of April 29, 2000, approximately $54.7 million of the Company's debt bore interest at variable rates.

Raw material price risk. A portion of the Company's raw materials are staple goods that are affected by raw material pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, and other factors which are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company's ability to produce certain products. The Company has established long-term relationships with key suppliers and may enter into purchase contracts or commitments of one year or less for certain raw materials. Such agreements generally include a pricing schedule for the period covered by the contract or commitment. The Company believes that any changes in raw material pricing which cannot be adjusted for by changes in its product pricing or other strategies, would not be significant.

JPS INDUSTRIES, INC.

                           PART II - OTHER INFORMATION

Item
1. Legal Proceedings                                                                                         None
2. Changes in Securities                                                                                     None
3. Defaults Upon Senior Securities                                                                           None
4. Submission of Matters to a Vote of Stockholders

   The Company's Annual Meeting of Stockholders was held on February 29, 2000 in New York, New York for the following purposes:

   (1) To elect five (5) members of the Board of Directors to serve for a one year term expiring at the 2001 Annual Meeting of Stockholders:


                                                For                  Withheld
                                                ---                  --------

       Michael L. Fulbright                     7,905,708            5,055
       Robert J. Capozzi                        7,881,208            29,535
       Jeffrey S. Deutschman                    7,905,708            5,055
       Nicholas P. DiPaolo                      7,881,208            29,555
       John M. Sullivan, Jr.                    7,905,708            5,055

   (2) To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year:


         For                  Against                Abstain
         ---                  -------                -------
         7,908,963            800                    1,000

5. Other Information
     None
6. Exhibits and Reports on Form 8-K:

     (a) Exhibits:

         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

         (27) Financial Data Schedule (for SEC use only)

     (b) Current Reports on Form 8-K:

         (i) No reports on Form 8-K were filed for the Second Quarter ended April 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JPS INDUSTRIES, INC.

Date: June 12, 2000                    /s/ Charles R. Tutterow
                                       -----------------------------------------
                                       Charles R. Tutterow
                                       Executive Vice President, Chief Financial
                                          Officer and Secretary