Form 10-Q
period 2000-07-29
JPS INDUSTRIES INC
filed 2000-09-12
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock were outstanding as of September 12, 2000.

JPS INDUSTRIES, INC.
INDEX

                                                                                                        Page
PART I.           FINANCIAL INFORMATION                                                                Number
     Item 1.      Condensed Consolidated Balance Sheets
                      July 29, 2000 (Unaudited) and October 30, 1999...............................       3

                  Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended July 29, 2000 and
                      July 31, 1999 (Unaudited)....................................................       4

                  Condensed Consolidated Statements of Cash Flows
                      Nine Months Ended July 29, 2000 and
                      July 31, 1999 (Unaudited)....................................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................       8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................      12

PART II.          OTHER INFORMATION ...............................................................      13

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)                                            July 29,      October 30,
                                                            2000           1999
                                                        -----------     -----------
                                                        (Unaudited)
ASSETS

Current assets:
   Cash                                                  $   1,259       $   1,343
   Accounts receivable                                      47,916          55,529
   Inventories (Note 2)                                     33,356          36,250
   Prepaid expenses and other (Note 5)                       4,008           4,711
   Net assets held for sale                                     --             504
                                                         ---------       ---------
     Total current assets                                   86,539          98,337

Property, plant and equipment, net                          81,451          85,792
Reorganization value in excess of amounts allocable
   to identifiable assets                                   29,776          31,066
Other assets                                                12,000          11,661
                                                         ---------       ---------

     Total assets                                        $ 209,766       $ 226,856
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  16,667       $  17,064
   Accrued interest                                            418             865
   Accrued salaries, benefits and withholdings               7,035           6,438
   Other accrued expenses                                    7,837           8,984
   Current portion of long-term debt (Note 3)                  929             975
                                                         ---------       ---------
     Total current liabilities                              32,886          34,326

Long-term debt (Note 3)                                     60,053          79,806
Deferred income taxes                                          937              --
Other long-term liabilities                                 17,410          18,071
                                                         ---------       ---------
     Total liabilities                                     111,286         132,203
                                                         ---------       ---------

SHAREHOLDERS' EQUITY:
   Common stock                                                100             100
   Additional paid-in capital                              124,191         123,942
   Treasury stock at cost                                     (133)             --
   Accumulated deficit                                     (25,678)        (29,389)
     Total shareholders' equity                             98,480          94,653
                                                         ---------       ---------

     Total liabilities and shareholders' equity          $ 209,766       $ 226,856
                                                         =========       =========

Note: The condensed consolidated balance sheet at October 30, 1999 has been extracted from the audited financial statements.

            See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                       -------------------------------       -------------------------------
                                                         July 29,           July 31,           July 29,           July 31,
                                                           2000               1999               2000               1999
                                                       ------------       ------------       ------------       ------------
Net sales                                              $     72,758       $     69,468       $    210,103       $    212,137
Cost of sales                                                59,204             59,047            170,867            179,702
                                                       ------------       ------------       ------------       ------------
Gross profit                                                 13,554             10,421             39,236             32,435

Selling, general and administrative
   expenses                                                   9,466              8,002             27,085             26,729
Other expense (income), net                                     (10)              (104)               (73)               (10)
Charges for plant closing and
   restructuring costs                                           --                 --                 --              3,718
                                                       ------------       ------------       ------------       ------------
Operating income                                              4,098              2,523             12,224              1,998

Interest expense                                              1,614              1,878              5,156              5,654
                                                       ------------       ------------       ------------       ------------
Income (loss) before income taxes
   and discontinued operations                                2,484                645              7,068             (3,656)
Provision (benefit) for income taxes                          1,068                947              3,357               (303)
                                                       ------------       ------------       ------------       ------------
Income (loss) from continuing operations                      1,416               (302)             3,711             (3,353)
Discontinued operations (net of taxes):
   Loss from discontinued operations                             --                 --                 --               (898)
   Net income (loss) on disposal of
       discontinued operations                                   --              3,834                 --            (18,645)
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $      1,416       $      3,532       $      3,711       $    (22,896)
                                                       ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
   Basic                                                  9,983,750         10,000,000          9,991,875         10,000,000
   Diluted                                               10,107,398         10,000,000         10,055,153         10,000,000
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations               $       0.14       $      (0.03)      $       0.37       $      (0.34)
Discontinued operations (net of taxes):
   Loss from discontinued operations                             --                 --                 --
                                                                                                                       (0.09)
   Net income (loss) on disposal of
     discontinued operations                                     --               0.38                 --              (1.86)
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $       0.14       $       0.35       $       0.37       $      (2.29)
                                                       ============       ============       ============       ============

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                             Nine Months Ended
                                                                          -----------------------
                                                                          July 29,       July 31,
                                                                            2000           1999
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                    $  3,711       $(22,896)
                                                                          --------       --------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization, except amounts included
         in interest expense                                                 8,356          8,831
       Amortization of deferred financing costs                                391            283
       Other, net                                                           (1,837)       (10,219)
       Charges for plant closing and restructuring costs                        --          3,718
       Loss from discontinued operations                                        --            898
       Loss on disposal of discontinued operations                              --         18,645
       Changes in assets and liabilities:
         Accounts receivable                                                 7,612         15,528
         Inventories                                                         2,895         (1,798)
         Prepaid expenses and other assets                                   2,808          2,460
         Accounts payable                                                     (397)        (6,227)
         Accrued expenses and other liabilities                             (1,313)        (7,986)
                                                                          --------       --------
           Total adjustments                                                18,515         24,133
                                                                          --------       --------
     Net cash provided by operating activities                              22,226          1,237
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment additions                                       (2,378)        (4,151)
     Proceeds from sale of assets                                               --         10,391
                                                                          --------       --------
     Net cash provided by (used in) investing activities                    (2,378)         6,240
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Financing costs incurred                                                   --           (731)
     Purchase of treasury stock                                               (133)            --
     Revolving credit facility repayments, net                             (19,111)        (6,905)
     Borrowings (repayments) of other long-term debt                          (689)          (304)
                                                                          --------       --------
     Net cash used in financing activities                                 (19,933)        (7,940)
                                                                          --------       --------

NET INCREASE (DECREASE) IN CASH                                                (85)          (463)
CASH AT BEGINNING OF PERIOD                                                  1,343          1,549
                                                                          --------       --------

CASH AT END OF PERIOD                                                     $  1,258       $  1,086
                                                                          ========       ========

SUPPLEMENTAL INFORMATION ON CASH FLOWS
     FROM CONTINUING OPERATIONS:
     Interest paid                                                        $  5,213       $  5,392
     Income taxes paid, net                                                    269            533
     Non-cash financing activities:
       Capital lease obligation                                                 --          1,307

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------

1.       Basis of Presentation

         Unless the context otherwise requires, the terms "JPS" and the "Company" as used in these condensed consolidated financial statements mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 29, 2000 and for all periods presented have been made.

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

         Effective July 1, 2000, the Company adopted FASB Interpretation No. 44 regarding repriced options and recognized $2,000 of compensation expense. The Company intends to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities, effective October 28, 2000. Based on its review, JPS has concluded that this will have no impact on the Company's financial position or results of operations.

2.       Inventories (in thousands):

                                                                                   July 29,       October 30,
                                                                                     2000             1999
                                                                                ------------      ------------
              Raw materials and supplies                                        $      6,545      $      6,640
              Work-in-process                                                         12,675            11,809
              Finished goods                                                          14,136            17,801
                                                                                ------------      ------------
                  Total                                                         $     33,356      $     36,250
                                                                                ============      ============

3.       Long-Term Debt (in thousands):

                                                                                   July 29,       October 30,
                                                                                     2000              1999
                                                                                ------------      ------------
              Senior credit facility, revolving line of credit                  $     56,283      $     75,394
              Equipment financing                                                        833             1,125
              Capital lease obligation                                                 3,866             4,262
                                                                                ------------      ------------
                  Total                                                               60,982            80,781
              Less current portion                                                      (929)             (975)
                                                                                ------------      ------------
              Long-term portion                                                 $     60,053      $     79,806
                                                                                ============      ============

4.       Discontinued Operations and Certain Other Changes

         During Fiscal 1999, the Company took certain actions to reposition itself from a textile-oriented enterprise to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This was accomplished by successfully streamlining the ongoing apparel fabrics business and exiting three other textile businesses while intensifying its focus on the two businesses with growth potential, JPS Elastomerics and JPS Glass. On March 2, 1999, the Company exited its home fashions woven fabrics business by completing the sale of its Boger City manufacturing plant. This business accounted for sales of $0 and operating loss of $0 in the three months ended July 31, 1999, and sales of $6.1 million and operating income of $0 in the nine months ended July 31, 1999. The Company closed its Angle manufacturing facility located in Rocky Mount, Virginia, in its 1999 third fiscal quarter and sold the plant on September 3, 1999, thereby streamlining the apparel fabrics business. On July 23, 1999, the Company sold its Stanley, North Carolina plant, thereby exiting its yarn sales textile business. This business generated sales of $2.9 million and operating loss of $0.6 million in the three months ended July 31, 1999 and sales of $11.0 million and operating loss of $1.0 million in the nine months ended July 31, 1999. On August 27, 1999, the Company sold its Borden manufacturing plant located in Kingsport, Tennessee, thereby exiting its cotton commercial products textile business. This business generated sales of $5.3 million and operating loss of $0.5 million in the three months ended July 31, 1999 and sales of $16.8 million and operating loss of $0.9 million in the nine months ended July 31, 1999. The results of operations for the yarn sales business and cotton commercial products business for the three months and nine months ended July 31, 1999 have been included in the accompanying condensed consolidated financial statements as discontinued operations.

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

         At July 29, 2000, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $47.7 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2003 through 2019. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $56.6 million (subject to adjustment) which expire in 2004 through 2019. In addition, the Company has alternative minimum tax credits of approximately $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The Company utilized approximately $5.2 million of net operating losses during the consecutive nine-month period ended July 29, 2000. A valuation allowance has been provided due to the uncertainty that the Company will be able to utilize all of its net operating loss carryforwards. Any adjustment to the valuation allowance will reduce excess reorganization value.

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

6.       Business Segments

         The following details summarized information by reportable segments:

                                                       Three Months Ended                  Nine Months Ended
                                                ------------------------------       -----------------------------
                                                  July 29,          July 31,           July 29,        July 31,
                                                    2000              1999               2000              1999
                                                ------------      ------------       ------------    -------------
         Net sales:
              Elastomerics                      $     22,403      $     20,355       $     61,456    $      59,241
              Glass                                   22,866            20,331             62,732           60,944
              Apparel                                 29,325            30,514             91,177           98,694
                                                ------------      ------------       ------------    -------------
                                                      74,594            71,200            215,365          218,879
              Less intersegment sales                 (1,836)           (1,732)            (5,262)          (6,742)
                                                ------------      ------------       ------------    -------------
              Net sales                         $     72,758      $     69,468       $    210,103    $     212,137
                                                ============      ============       ============    =============

         Operating profit (loss):
              Elastomerics                      $      2,089      $      2,273       $      6,017    $       5,075
              Glass                                    2,113             1,042              5,059            1,422
              Apparel                                   (104)             (792)             1,148           (4,499)
                                                ------------      ------------       ------------    -------------
              Operating income                         4,098             2,523             12,224            1,998
         Interest expense                              1,614             1,878              5,156            5,654
                                                ------------      ------------       ------------    -------------
         Income (loss) before income taxes
            and discontinued operations         $      2,484      $        645       $      7,068    $      (3,656)
                                                ============      ============       ============    =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company's actual results in Fiscal 2000 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting manufacturing businesses, the Company's ability to meet its debt service obligations, competition from a variety of general domestic and foreign manufacturers, the seasonality of the Company's sales, the volatility of the Company's raw materials cost and the Company's dependence on key personnel.

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


Three Months Ended July 29, 2000 (the "2000 Third Quarter") Compared to the Three Months Ended July 31, 1999 (the "1999 Third Quarter")

Consolidated net sales increased $3.3 million, or 4.7%, from $69.5 million in the 1999 third quarter to $72.8 million in the 2000 third quarter. Operating profit increased $1.6 million from an operating profit of $2.5 million in the 1999 third quarter to an operating profit of $4.1 million in the 2000 third quarter.

Net sales in the 2000 third quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane and extruded urethane products, increased $2.0 million, or 9.8%, to $22.4 million in the 2000 third quarter from $20.4 million in the 1999 third quarter. This increase is primarily attributable to new product introductions. The domestic roofing market continues to be characterized by intense competition and slow market growth. The Company has addressed these factors with aggressive pricing strategies, introduction of two new roofing systems, and has strengthened its sales management in key territories. Sales of extruded urethane products were higher in the 2000 third quarter as a result of higher demand for certain of the Company's blown film products, as well as ongoing product introductions.

Operating profit for the Elastomerics segment decreased $0.2 million from $2.3 million in the 1999 third quarter to $2.1 million in the 2000 third quarter. The decrease is due to reversals of reserves in the prior year period.

Net sales in the Glass segment, which includes mechanically-formed substrates constructed of synthetics and fiberglass for electronic components, construction products, reinforced composites, industrial insulation, and filtration applications increased $2.6 million, or 12.8%, from $20.3 million in the 1999 third quarter to $22.9 million in the 2000 third quarter.

Operating profit for the Glass segment increased $1.1 million from an operating profit of $1.0 million in the 1999 third quarter to $2.1 million in the 2000 third quarter. This increase reflects ongoing cost reduction and product quality improvement initiatives and improved operating efficiencies.

Net sales of apparel fabrics, which are principally cellulosic woven fabrics used primarily for women's wear, decreased $1.2 million, or 3.9%, from $30.5 million in the 1999 third quarter to $29.3 million in the 2000 third quarter, primarily as a result of market conditions.

Operating profit for the Apparel segment increased $0.7 million from an operating loss of $0.8 million in the 1999 third quarter to an operating loss of $0.1 million in the 2000 third quarter. This increase is primarily attributable to ongoing cost reduction initiatives, product mix and operating efficiencies.

Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Interest expense in the 2000 third quarter was $0.3 million less than the 1999 third quarter as a result of lower debt levels.

Nine Months Ended July 29, 2000 (the "2000 Nine-Month Period") Compared to the Nine Months Ended July 31, 1999 (the "1999 Nine-Month Period")

Consolidated net sales decreased $2.0 million, or 0.9%, from $212.1 million in the 1999 nine-month period to $210.1 million in the 2000 nine-month period. Operating profit increased $10.2 million from an operating profit of $2.0 million in the 1999 nine-month period to an operating profit of $12.2 million in the 2000 nine-month period. The 1999 nine-month period includes charges for plant closing and restructuring costs of approximately $3.7 million. Excluding such charges for comparative purposes, operating profit in the 1999 nine-month period was $5.7 million compared to $12.2 million in the 2000 nine-month period.

Net sales in the 2000 nine-month period in the Elastomerics segment increased $2.3 million, or 3.9%, to $61.5 million from $59.2 million in the 1999 nine-month period. This increase is primarily attributable to increases in sales of extruded products partially offset by a reduction in the sales of environmental membranes.

Operating profit for the Elastomerics segment increased $0.9 million from $5.1 million in the 1999 nine-month period to $6.0 million in the 2000 nine-month period. This increase is due to ongoing cost reduction initiatives, improved operating efficiencies in urethane production, and a reduction of warranty reserves for roofing systems.

Net sales in the Glass segment increased $1.8 million, or 3.0%, from $60.9 million in the 1999 nine-month period to $62.7 million in the 2000 nine-month period. The increase is primarily attributable to market conditions and the product mix of the Company's products.

Operating profit for the Glass segment increased $3.7 million from $1.4 million in the 1999 nine-month period to $5.1 million in the 2000 nine-month period as a result of cost reduction efforts, quality enhancements and improved operating efficiencies.

Net sales of apparel fabrics decreased $7.5 million, or 7.6%, from $98.7 million in the 1999 nine-month period to $91.2 million in the 2000 nine-month period due to the elimination of certain product offerings.

Operating profit for the Apparel segment increased $5.6 million from an operating loss of $4.5 million in the 1999 nine-month period to an operating profit of $1.1 million in the 2000 nine-month period. The 1999 nine-month period includes charges for plant closing and restructuring costs which totaled approximately $2.4 million. Excluding such charges for comparative purposes, operating loss in the 1999 nine-month period was $2.1 million compared to operating profit of $1.1 million in the 2000 nine-month period. Performance improved as a result of cost reduction initiatives and operating efficiencies.

Intersegment sales consist of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment sales and profits are eliminated in the accompanying condensed consolidated financial statements.

Interest expense in the 2000 nine-month period was $5.2 million compared to $5.7 million in the 1999 nine-month period, reflecting lower debt levels.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, JPS Elastomerics and JPS C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement. As amended, the Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $100 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory and a specified dollar amount (currently $29,500,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that
(i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes and asset sales. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures. The maturity date of the Revolving Credit Facility is October 9, 2002. Subsequent to October 9, 1997, the Credit Agreement has been amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees, (iii) provide additional reduction of fixed asset portion of the Borrowing Base, and (iv) allow the Company to repurchase shares of its common stock subject to certain limitations. As of July 29, 2000, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at July 29, 2000 is approximately 9.1%. At July 29, 2000, the Company had approximately $21.1 million available for borrowing under the Revolving Credit Facility.

For the nine months ended July 29, 2000, cash provided by operating activities was $22.2 million. Working capital decreased from $64.0 million at October 30, 1999 to $53.6 million at July 29, 2000. Accounts receivable decreased by $7.6 million from October 30, 1999 to July 29, 2000. Inventories decreased by $2.9 million, primarily in finished goods, during the 2000 third quarter, prepaid and other assets decreased $2.8 million, accounts payable decreased by $0.4 million, and accrued expenses and other liabilities decreased $1.3 million.

The principal use of cash in the 2000 third quarter was for capital expenditures of $0.9 million. As of July 29, 2000, the Company had commitments of $0.8 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 2000 of approximately $5.0 million and expects such amounts to be funded by cash from operations, bank and other equipment financing services. Also, on February 29, 2000, the Company announced a stock repurchase program for up to $8 million of its outstanding common stock. Repurchases under this program will be made from time to time in open market or privately negotiated transactions consistent with the Credit Agreement. The actual number of shares purchased, the timing of purchases and the prices paid will depend on future market conditions and compliance with applicable legal requirements. The Company has repurchased 32,500 shares to date.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of July 29, 2000, approximately $56.3 million of the Company's debt bore interest at variable rates.

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

JPS INDUSTRIES, INC.

                          PART II - OTHER INFORMATION
Item

1.   Legal Proceedings                                                   None
2.   Changes in Securities                                               None
3.   Defaults Upon Senior Securities                                     None
4.   Submission of Matters to a Vote of Stockholders                     None
5.   Other Information                                                   None
6.   Exhibits and Reports on Form 8-K:

     (a) Exhibits:
         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
         (27)   Financial Data Schedule
     (b) Current Reports on Form 8-K:
         (i) No reports on Form 8-K were filed for the Third Quarter ended July 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               JPS INDUSTRIES, INC.

Date:  September 12, 2000              /s/ Charles R. Tutterow
                                       -----------------------------------------
                                       Charles R. Tutterow
                                       Executive Vice President, Chief Financial
                                          Officer and Secretary