Form 10-K
period 2000-10-28
JPS INDUSTRIES INC
filed 2001-01-26
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the fiscal year ended October 28, 2000

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from       to      .
                                                         -----    -----

                        Commission File Number: 33-27038

                              JPS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0868166
(STATE OF OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

555 North Pleasantburg Drive, Suite 202, Greenville, SC           29607
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       Registrant's telephone number, including area code: (864) 239-3900

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, Par Value $.01 per share, 22,000,000 shares authorized;
                10,000,000 shares issued, 9,157,333 outstanding.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         As of January 11, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on January 11, 2001, as reported by the Nasdaq National Market, was approximately $33,626,351.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: [X]

         As of the date hereof, 10,000,000 of the registrant's Common Stock $.01 par value per share were issued and 9,156,833 were outstanding.

         The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 2001 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                              JPS INDUSTRIES, INC.

                                Table of Contents

                                     PART I

Item 1.    BUSINESS...........................................................................................    3

Item 2.    PROPERTIES.........................................................................................    9

Item 3.    LEGAL PROCEEDINGS..................................................................................   10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................................................   10

                                                       PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................   10

Item 6.    SELECTED HISTORICAL FINANCIAL DATA.................................................................   11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   13

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................................   20

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................   21

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   43

                                                      PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................   43

Item 11.   EXECUTIVE COMPENSATION.............................................................................   43

Item 12.   SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT........................................   43

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................   43

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.....................................   43

           INDEX TO EXHIBITS..................................................................................   45

           SIGNATURES.........................................................................................   49

                                     PART I


ITEM 1.       BUSINESS

GENERAL

Unless the context otherwise requires, the terms "JPS" and the "Company" as used in this Form 10-K mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

The Company is a major U.S. manufacturer of extruded urethanes, polypropylenes and mechanically formed glass substrates for specialty industrial applications. JPS specialty industrial products are used in a wide range of applications, including: printed electronic circuit boards; advanced composite materials; aerospace components; filtration and insulation products; surf boards; tarpaulins and awnings; construction substrates; high performance glass laminates for security and transportation applications; plasma display screens; athletic shoes; commercial and industrial roofing; reservoir covers; and medical, automotive and industrial components. Headquartered in Greenville, South Carolina, the Company operates manufacturing locations in Slater, South Carolina; Westfield, North Carolina; and Easthampton, Massachusetts.

JPS is a Delaware corporation incorporated in 1986 and has been publicly held since the completion of its financial restructuring in October 1997. The Company's common stock is listed in the Nasdaq National Market System under the stock symbol "JPST."

THE 1997 RESTRUCTURING

In 1997, JPS determined that it would be unable to meet certain debt obligations on its public bonds that would become due commencing in June 1997. Accordingly, on May 15, 1997, JPS, JPS Capital Corp., a wholly-owned subsidiary of JPS ("JPS Capital") and an unofficial committee (the "Unofficial Bondholder Committee") comprised of institutions that owned, or represented owners that beneficially owned, approximately 60% of the 10.85% Senior Subordinated Discount Notes due June 1, 1999 (the "10.85% Notes"), the 10.25% Senior Subordinated Notes due June 1, 1999 (the "10.25% Notes"), and the 7% Subordinated Debentures due May 15, 2000 ("the 7% Notes") (together with the 10.85% Notes and the 10.25% Notes, the "Old Debt Securities") reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a Joint Plan of Reorganization (as amended, the "Plan of Reorganization") proposed by JPS and JPS Capital under chapter 11 of the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the "Disclosure Statement"), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and 390,719 shares of Series A Senior Preferred Stock (the "Old Senior Preferred Stock") to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

On August 1, 1997, JPS commenced its voluntary reorganization case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and filed the Plan of Reorganization and the Disclosure Statement. None of JPS's subsidiaries, including JPS Capital which was a co-proponent of the Plan of Reorganization, commenced a case under the Bankruptcy Code. Pursuant to orders of the Bankruptcy Court entered on September 9, 1997, the Bankruptcy Court (i) approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization and (ii) confirmed the Plan of Reorganization. The

Plan of Reorganization became effective on October 9, 1997 (the "Effective Date") resulting in, among other things, the cancellation of the Old Senior Preferred Stock, 10,000 shares of Series B Junior Preferred Stock (the "Old Junior Preferred Stock"), 490,000 shares of Class A common stock and 510,000 shares of Class B common stock (together with Class A common stock, the "Old Common Stock"), and the issuance of 10,000,000 shares of Common Stock $.01 par value per share (the "Common Stock").

Through the implementation of the Plan of Reorganization, as of the Effective Date, JPS's most significant financial obligations were restructured:
$240,091,318 in face amount of outstanding Old Debt Securities were exchanged for, among other things, $14.0 million in cash, 99.25% of the shares of Common Stock and $34.0 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the "Contingent Notes"); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were canceled; warrants to purchase up to 5% of the common stock of JPS (the "New Warrants") with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS's senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements. As a result of the restructuring, JPS's only significant debt obligation is its guaranty of the obligations of its operating subsidiaries under the Revolving Credit Facility. The equipment loan contracts, which are long-term obligations of the operating subsidiaries, are not guaranteed by, or otherwise obligations of, JPS. In August 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34.0 million in principal amount of JPS Capital's Contingent Notes.

CURRENT YEAR DEVELOPMENTS

During the year ended October 28, 2000 ("Fiscal 2000"), the Company sold its Apparel Division and completed its exit from the textile business in order to focus on its Glass and Elastomerics industrial businesses.

With these changes, the Company's organization has been scaled down to approximately 750 employees at fiscal year-end compared with approximately 1,900 employees at the beginning of the fiscal year. See additional discussion regarding the disposition of these businesses in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has also taken action to substantially reduce costs in its remaining businesses, including general and administrative support. JPS is now focused on improving the performance and profitability of its remaining core businesses--JPS Elastomerics and JPS Glass.

BUSINESS SEGMENTS

The Company currently operates in two reportable business segments (each of which constitutes a separate and distinct division)--JPS Elastomerics and JPS Glass. Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operation," discloses the sales, profitability and net assets of each segment. Each division has independent administrative, manufacturing and marketing capabilities for all material aspects of their operations, including product design, technical development, customer service, purchasing, and collections. JPS's corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for its subsidiaries. Corporate costs are allocated to the divisions for segment reporting purposes. The following discussion provides general information as it relates to each division:

JPS Elastomerics

Through its JPS Elastomerics division, the Company is a market leader in the manufacturing and marketing of scrim-reinforced, heat-weldable, single-ply roofing membrane that is sold globally through a network of roofing distributors. The Company offers two roofing products: a Hypalon(R) (chlorosulfonated polyethylene)-based material and a polypropylene-based material. Both products, marketed under Stevens(R) Roofing Systems, are sold primarily to roofing distributors and contractors who install new and retrofitted roofs for commercial, industrial and institutional construction. The Company is a major manufacturer and marketer of polyurethane film, sheet, tubing, cord, and profile for a myriad of applications in athletic, automotive, medical, industrial, and consumer products industries, and plasma screens.

JPS Glass

Through its JPS Glass segment, the Company manufactures and markets mechanically formed fiberglass substrates. Fiberglass substrates exhibit dimensional stability, moisture resistance, high strength, fire and chemical resistance, low dielectric properties and thermal conductivity, and as a result of these many attributes, they provide the perfect platform for the construction of printed circuit boards, substrates for exterior insulation facing systems, filtration products, surfboard substrates, composite materials for aircraft cabin interiors and cargo liners, and other numerous technical, industrial applications.

The Company is a leading producer of AstroQuartz(R) substrates formed from quartz filaments to produce sophisticated electronic circuit boards and extremely high temperature thermal insulation for the defense and civilian aerospace industries.

JPS's wholly-owned operating subsidiaries include JPS Elastomerics and JPS Converter and Industrial Corp. ("C&I"). JPS's other wholly-owned subsidiaries do not have any significant operations: JPS Capital, International Fabrics, Inc. ("Fabrics"), JPS Auto, Inc. ("Auto") and JPS Carpet Corp. ("Carpet"). JPS business units are managed in two separate divisions: Elastomerics and Glass.

MANUFACTURING

JPS Elastomerics

The Elastomerics division operates two facilities and employs approximately 280 employees. Construction products are produced from raw materials, where they are blended to proprietary specifications along with fire-retardant and UV stabilizers and then calendered on state-of-the-art equipment.

Polyurethane is extruded in highly automated, computer controlled, blown film and sheet-fed extrusion processes from raw urethane resins. Depending on end uses, some materials are manufactured in clean zone environments.

JPS Glass

The Glass division operates one facility and employs approximately 470 employees. The Company purchases fiberglass and other specialty materials to mechanically form substrates which have proprietary finishes applied to meet individual customer specifications. These proprietary finishes are designed to act as the bonding agent between the fiberglass substrate and the customer's value-added application. In almost every case, the customer's product would have lower or unacceptable performance without the proprietary finish. These finishes are customer specific and developed over years of trial and development. All products are manufactured to customer specification and require certification to either military specification or customer specification prior to shipment.

RAW MATERIALS

The Company maintains good relationships with its suppliers and has, where possible, diversified its supplier base so as to avoid a disruption of supply. In most cases, the Company's raw materials are staple goods that are readily available from domestic and international fiberglass and chemical manufacturers. For several products, however, branded goods or other circumstances prevent such a diversification, and an interruption of the supply of these raw materials could have a significant negative impact on the Company's ability to produce certain products. The construction products group has negotiated comprehensive supply agreements for all its polymer, chemical and accessory products, with multiple production sites assuring an uninterrupted supply. The urethane products group purchases under contract from all major thermoplastic polyurethane suppliers. The Company believes that its practice of purchasing such items from large, stable companies minimizes the risk of interrupting the supply of raw materials.

MARKETING AND COMPETITION

The following is a discussion of marketing and competitive factors as they relate to each of the Company's divisions:

JPS Elastomerics

The commercial roofing industry is highly competitive with a number of major participants in all segments of the industry. Many of the Company's competitors are significantly larger in terms of aggregate sales. In the specialty segment of the single-ply market where the Company competes, there are more than 10 competitors, with the Company having the largest market share in this segment. Due to the success of the Company's EP product line and new product introductions in Fiscal 2000, management expects continued growth in this sector.

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

JPS Glass

The glass substrate business is highly competitive and globally influenced because of the significant capacity that exists in Europe, Asia and North America. The Company believes itself to be the third largest North American producer of glass substrates, where the majority of its products are sold. Importantly, it is very well-positioned because of the balance between its electrical components, fiberglass reinforced composites, construction, and insulation product lines. Additionally, within the electrical substrate product line (i.e., printed circuit boards) the Company's ability to commit substantially all of its capacity to light weight substrates is a market strength because they are used in a vast array of growing consumer product markets, such as cell phones, computers, pagers, as well as the electronic infrastructure for the internet.

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

BACKLOG

Unfilled open orders, which the Company believes are firm, were $24.5 million at October 28, 2000 and $21.9 million at October 30, 1999. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of October 28, 2000, will be filled in the 52-week period ending October 27, 2001 ("Fiscal 2001"). The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a period.

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

EMPLOYEES

As of October 28, 2000, the Company had approximately 750 employees of which approximately 564 were hourly and approximately 186 were salaried. None of the Company's employees are represented by unions. The Company believes its relations with its employees to be good.

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

Financial information for the JPS Elastomerics and JPS Glass segments is set forth in Note 10 to the Consolidated Financial Statements included in Item 8 herein.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in Fiscal 2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's industries, the Company's ability to meet its debt service obligations, the seasonality of the Company's sales, the volatility of the Company's raw material costs, and the Company's dependence on key personnel and certain large customers.

Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 2.  PROPERTIES.

The following table sets forth certain information relating to the Company's principal facilities (segment information relates to principal use). All of the facilities are owned and are used for manufacturing.

                                      Square                                          Square
     Location                         Footage           Location                      Footage
     --------                         -------           ---------                     -------
                JPS Elastomerics                                      JPS Glass
                ----------------                                      ---------

     Westfield, NC                    237,000           Slater, SC                    433,000
     Easthampton, MA                   50,000

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

In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint, in the Circuit Court of Cook County, Illinois (Case No. 97C8586), against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's roofing membrane installed on approximately 140 Sears stores. The Company believes it has meritorious defenses to the claims and intends to continue to defend the lawsuit vigorously. Management cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur and no provision for losses has been established in the Company's financial statements. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 2000.

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

                           FISCAL 1999                  HIGH             LOW
                           --------------              -------         -------
                           First Quarter               $ 5 1/2         $     4
                           Second Quarter                5 5/8           2 3/4
                           Third Quarter                 4 3/4           3
                           Fourth Quarter                3 1/4           2 1/4


                           FISCAL 2000                  HIGH            LOW
                           --------------              ------         -------
                           First Quarter               $4             $ 2.75
                           Second Quarter               3.938           2.875
                           Third Quarter                5.688           3.125
                           Fourth Quarter               5.75            3.875

As of January 16, 2001, there were approximately 14 holders of record of the Company's common stock.

The Company has never paid a dividend on its common stock. The Company presently intends to retain earnings to fund working capital and for general corporate purposes and therefore, does not intend to pay cash dividends on shares of the common stock in the foreseeable future. The payment of future cash dividends, if any, would depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under the existing indebtedness (including, without limitation, indebtedness evidenced by the

Revolving Credit Facility (as later defined) and refundings and refinancings thereof) and other factors deemed relevant by JPS's Board of Directors. The Company's subsidiaries that are borrowers under certain credit agreements are restricted from paying cash dividends to JPS with respect to their capital stock unless, among other things, JPS and its subsidiaries satisfy certain specified financial tests.

ITEM 6.       SELECTED HISTORICAL FINANCIAL DATA.
              (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years or periods indicated. The selected historical financial data for the year ended November 2, 1996, the period from November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997, and the years ended October 31, 1998, October 30, 1999 and October 28, 2000 have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the yarn sales business (sold on July 23, 1999), the cotton commercial products business (sold on August 27, 1999), and the Apparel Division (sold on November 17, 2000), as discussed in Note 3 to the Consolidated Financial Statements of the Company at Item 8 in this Form 10-K.

The financial statements for the period from October 10, 1997 to November 1, 1997 and for the years ended October 31, 1998, October 30, 1999 and October 28, 2000 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants" Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, certain of the selected financial data for the period from October 10, 1997 to November 1, 1997 and for the years ended October 31, 1998, October 30, 1999 and October 28, 2000 are not comparable to the selected financial data of prior periods. Therefore, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company." The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" presented elsewhere herein.

                                              Predecessor Company                               Reorganized Company
                                        ----------------------------- -------------------------------------------------------------
                                         Fiscal Year      Period from   Period from      Fiscal Year     Fiscal Year    Fiscal Year
                                            Ended         November 3,   October 10,         Ended           Ended          Ended
                                         November 2,        1996 to       1997 to        October 31,     October 30,    October 28,
                                            1996           October 9,    November 1,        1998            1999           2000
INCOME STATEMENT DATA:                   (53 Weeks)           1997          1997         (52 Weeks)      (52 Weeks)     (52 Weeks)
                                        ------------    ------------- -------------    -------------   -------------   ------------
Net sales                               $   169,631     $   146,926   $     14,724     $    155,944    $    156,867    $   167,978
Cost of sales                               131,930         109,760         10,602          119,727         121,579        126,380
                                        -----------     -----------   ------------     ------------    ------------    -----------
Gross profit                                 37,701          37,166          4,122           36,217          35,288         41,598
Selling, general and
  administrative expenses                    26,093          23,094          1,744           25,134          26,978         27,368
Other expense (income), net                     485             302             (1)             (67)          1,663            (18)
Charges for plant closing, loss on
  sale of certain operations, write-
  down of certain long-lived assets
  and restructuring costs                     8,847              --             --               --              --             --
                                        -----------     -----------   ------------     ------------    ------------    -----------
Operating profit                              2,276          13,770          2,379           11,150           6,647         14,248
Valuation allowance on
  Gulistan securities                        (4,242)         (5,070)            --               --              --             --
Interest income                               2,856           2,744             94            1,038              --             --
Interest expense                            (37,437)        (29,425)          (507)          (4,013)         (3,511)        (3,442)
                                        -----------     -----------   ------------     ------------    ------------    -----------
Income (loss) before
  reorganization items, income
  taxes, discontinued operations
  and extraordinary items                   (36,547)        (17,981)         1,966            8,175           3,136         10,806
Reorganization items:
  Fair-value adjustments                         --          (4,651)            --               --              --             --
  Professional fees and
   expenses                                  (2,255)         (8,420)            --               --              --             --
                                        -----------     -----------   ------------     ------------    ------------    -----------
Income (loss) before income taxes,
  discontinued operations and
  extraordinary items                       (38,802)        (31,052)         1,966            8,175           3,136         10,806
Income taxes (benefit)                         (300)         (8,821)         1,177            3,462           1,997          4,517
                                        -----------     -----------   ------------     ------------    ------------    -----------
Income (loss) from continuing
  operations                                (38,502)        (22,231)           789            4,713           1,139          6,289
Discontinued operations (net of
  taxes):
  Income (loss) from
   discontinued operations                  (27,434)         (1,726)         1,928          (15,377)         (4,485)          (104)
  Loss on disposal of discontinued
   operations                                (1,500)             --             --               --         (18,096)       (47,415)
                                        -----------     -----------   ------------     ------------    ------------    -----------
Income (loss) before
  extraordinary items                       (67,436)        (23,957)         2,717          (10,664)        (21,442)       (41,230)
Extraordinary gain on early
  extinguishment of debt                         --         100,235             --               --              --             --
                                        -----------     -----------   ------------     ------------    ------------    -----------

Net income (loss)                       $   (67,436)    $    76,278   $      2,717     $    (10,664)   $    (21,442)   $   (41,230)
                                        ===========     ===========   ============     ============    ============    ===========

Income (loss) applicable to
  common stock                          $   (71,941)    $    72,451   $      2,717     $    (10,664)   $    (21,442)   $   (41,230)
                                        ===========     ===========   ============     ============    ============    ===========

Weighted average number
  of shares outstanding (1)               1,000,000       1,000,000     10,000,000       10,000,000      10,000,000      9,940,000
                                        ===========     ===========   ============     ============    ============    ===========

                                              Predecessor Company                               Reorganized Company
                                        ----------------------------- -------------------------------------------------------------
                                         Fiscal Year      Period from   Period from      Fiscal Year     Fiscal Year    Fiscal Year
                                            Ended         November 3,   October 10,         Ended           Ended          Ended
                                         November 2,        1996 to       1997 to        October 31,     October 30,    October 28,
                                            1996           October 9,    November 1,        1998            1999           2000
INCOME STATEMENT DATA:                   (53 Weeks)           1997          1997         (52 Weeks)      (52 Weeks)     (52 Weeks)
                                        ------------    ------------- -------------    -------------   -------------   ------------
Basic income (loss) per common share:
Income (loss) from continuing
  operations                             $(43.00)          $(26.06)       $0.08           $ 0.47           $0.11          $ 0.63
Discontinued operations (net of
  taxes):
  Income (loss) from
   discontinued operations                (27.44)            (1.73)        0.19            (1.54)          (0.44)          (0.01)
  Loss on disposal of discontinued
   operations                              (1.50)               --           --               --           (1.81)          (4.77)
Extraordinary gain                            --            100.24           --               --              --              --
                                         -------           -------        -----           ------          ------          ------
Net income (loss)                        $(71.94)          $ 72.45        $0.27           $(1.07)         $(2.14)         $(4.15)
                                         =======           =======        =====           ======          ======          ======

BALANCE SHEET DATA:                              November 2,       November 1,   October 31,   October 30,  October 28,
                                                    1996              1997          1998          1999          2000
                                               --------------    -------------- ------------  ------------  ------------
Working capital (deficiency), excluding net
  assets held for sale                           $(257,866)(1)      $ 27,281      $ 29,606      $ 29,148      $ 28,734
Total assets                                       335,927           300,051       255,284       216,316       148,242
Total long-term debt, less current portion           4,226 (1)        94,891        98,693        79,806        51,529
Senior redeemable preferred stock                   32,676                --            --            --            --
Shareholders' equity (deficit)                    (108,986)          126,047       109,528        94,653        52,408


(1) All of the Company's senior credit facility revolving line of credit and all of the Company's subordinated notes and debentures are classified as current liabilities as of November 2, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the yarn sales business (sold on July 23, 1999), the cotton commercial products business (sold on August 27, 1999), and the Apparel Division (sold on November 17, 2000).

                                              Fiscal Year     FiscalYear      Fiscal Year
                                                 Ended          Ended            Ended
                                              October 31,     October 30,     October 28,
                                                 1998            1999            2000
                                              -----------     -----------     -----------
NET SALES
  Elastomerics                                 $  83,708       $  80,035       $  86,595
  Glass                                           79,323          83,453          87,319
                                               ---------       ---------       ---------
                                                 163,031         163,488         173,914
Less intersegment sales (1)                       (7,087)         (6,621)         (5,936)
                                               ---------       ---------       ---------
Net sales                                      $ 155,944       $ 156,867       $ 167,978
                                               =========       =========       =========

                                                  (Table continued on next page)

(Table continued from previous page)

                                              Fiscal Year    Fiscal Year    Fiscal Year
                                                 Ended         Ended           Ended
                                              October 31,    October 30,    October 28,
                                                 1998           1999           2000
                                              -----------    -----------    -----------
OPERATING PROFIT (2)
  Elastomerics                                 $  6,290       $  4,889       $  7,458

  Glass                                           4,860          1,758          6,790
                                               --------       --------       --------
Operating profit                                 11,150          6,647         14,248
Interest expense, net                            (2,975)        (3,511)        (3,442)
                                               --------       --------       --------
Income before income taxes and
  discontinued operations                      $  8,175       $  3,136       $ 10,806
                                               ========       ========       ========


OTHER DATA

EBITDA (3)
  Elastomerics                                 $  8,692       $  8,786       $ 10,369
  Glass                                           7,146          5,934         10,036
                                               --------       --------       --------
Total EBITDA                                   $ 15,838       $ 14,720       $ 20,405
                                               ========       ========       ========

(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

(2) The operating profit (loss) of each business segment includes a proportionate share of indirect corporate expenses. The Company's corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees and amortization of reorganization costs in excess of amounts allocable to identifiable assets.

(3) EBITDA represents operating income plus depreciation and amortization and certain other charges. EBITDA as determined by the Company may not be comparable to the EBITDA measure as reported by other companies. This presentation of EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity. In addition, this measure does not represent funds available for discretionary use. It is included herein to provide additional information with respect to ability of the Company to meet its future debt service, capital expenditures and working capital requirements. The other charges added back to operating income represent severance and restructuring charges of $1.7 million in Fiscal 1999.

RESULTS OF OPERATIONS

INTRODUCTION

The Company has repositioned itself from being largely textile oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This has been accomplished by successfully exiting the apparel fabric business and two other textile businesses, while intensifying its focus on the two businesses with growth potential, JPS Glass and JPS Elastomerics. On November 17, 2000, the Company sold its Apparel Division, thereby exiting the apparel fabrics business. On March 2, 1999, the

Company sold its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. The Company closed its Angle manufacturing facility in the third quarter of 1999 and sold the remaining plant on September 3, 1999, thereby streamlining the apparel business. On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales segment. On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products segment. The apparel, yarn sales and cotton commercial products segments are reported in the accompanying condensed consolidated financial statements as discontinued operations. Additionally, Company-wide cost reduction measures were implemented at the beginning of Fiscal 1999, which included the elimination of certain jobs at estimated annualized savings of approximately $1.3 million. The Company is now focusing solely on improving the performance and profitability of its remaining core businesses: JPS Elastomerics and JPS Glass.

FISCAL 2000 COMPARED WITH FISCAL 1999

Consolidated net sales increased $11.1 million, or 7.1%, from $156.9 million in Fiscal 1999 to $168.0 million in Fiscal 2000. Consolidated operating income increased $7.6 million from $6.6 million in Fiscal 1999 to $14.2 million in Fiscal 2000. Total selling, general and administrative expenses decreased from 17.2% of sales in Fiscal 1999 to 16.3% of sales in Fiscal 2000. Fiscal 2000 included $2.5 million of incentive payments while Fiscal 1999 included $1.7 million of severance and restructuring costs. The percentage decrease results primarily from cost reduction efforts and a higher revenue base.

JPS Elastomerics

Net sales in Fiscal 2000 in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, increased $6.6 million, or 8.3%, from $80.0 million in Fiscal 1999 to $86.6 million in Fiscal 2000. The domestic roofing market continues to be characterized by intense competition driven by aggressive entrants into this market. The Company has addressed this challenge by instituting aggressive pricing strategies, development of new products, strengthening sales management in key territories, and taking actions to reduce operating costs. Sales of urethane products increased due to higher demand for certain of the Company's extruded sheet products used in security glass and athletic footwear.

Operating profit in Fiscal 2000 for the Elastomerics segment increased $2.6 million from $4.9 million in Fiscal 1999 to $7.5 million in Fiscal 2000. The increase resulted principally from increased sales and improved margins on urethane products, implementation of cost reduction measures, and improved inventory management.

JPS Glass

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, increased $3.8 million, or 4.6%, from $83.5 million in Fiscal 1999 to $87.3 million in Fiscal 2000. The electronics industry represents the largest customer base for the Company's fiberglass products. Strong worldwide demand resulted in favorable market conditions for the Company's electronic substrates. Further, strong demand for the Company's patented fitration products boosted sales along with increased orders for high quality quartz fabrics and certain other products. The Company has also taken actions to reduce costs, improve manufacturing productivity and improve the quality of its products and services which have offset raw material price increases.

Operating profit in Fiscal 2000 for the Glass segment increased $5.0 million from $1.8 million in Fiscal 1999 to $6.8 million in Fiscal 2000 resulting from improved margins, higher manufacturing efficiencies and cost reduction efforts.

Other

Interest expense in Fiscal 2000 is consistent with the Fiscal 1999 amounts. Long-term debt was reduced by approximately $28.3 million in Fiscal 2000 as a result of operating performance and significant working capital improvements.

On November 17, 2000 the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $182.2 million, $137.6 million, and $125.4 million in Fiscal 1998, 1999 and 2000, respectively. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the apparel fabric business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related reorganization value in excess of amounts allocable to identifiable assets, and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility (as defined below) which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

FISCAL 1999 COMPARED WITH FISCAL 1998

Consolidated net sales increased $0.9 million, or 0.6% from $156.0 million in Fiscal 1998 to $156.9 million in Fiscal 1999. Operating profit decreased $4.5 million from $11.1 million in Fiscal 1998 to $6.6 million in Fiscal 1999. Total selling, general and administrative expenses increased from 16.1% of sales in Fiscal 1998 to 17.2% of sales in Fiscal 1999 primarily as a result of $1.7 million of severance and restructuring costs incurred in Fiscal 1999.

JPS Elastomerics

Net sales in the Elastomerics segment decreased $3.7 million, or 4.4%, from $83.7 million in Fiscal 1998 to $80.0 million in Fiscal 1999. The domestic roofing market was again characterized by intense competition and market consolidation as growth rates receded from the double-digit levels of the mid 1990's. The Company also experienced a decline in demand for certain of the Company's products used in the manufacture of athletic footwear. The athletic footwear industry was depressed in Fiscal 1998 as a result of shifting consumer preference in casual footwear. Liner membrane sales decreased due to declining unit volume and unit selling prices.

Operating profit in Fiscal 1999 for the Elastomerics segment decreased $1.4 million from $6.3 million in Fiscal 1998 to $4.9 million in Fiscal 1999. This decrease was attributable to pricing pressures in the domestic roofing segment and the overall decline in sales volume.

JPS Glass

Net sales in the Glass segment increased $4.1 million, or 5.2%, from $79.3 million in Fiscal 1998 to $83.4 million in Fiscal 1999. The Company benefited from increased global consumer demand for electronic products in 1999 as compared with slower demand for certain fiberglass products used in the manufacture of circuit boards as a result of the Asian economic weaknesses in 1998.

Operating profit in Fiscal 1999 for the Glass segment decreased $3.1 million from $4.9 million in Fiscal 1998 to $1.8 million in Fiscal 1999. This decrease is directly attributable to the decline in unit sales volume and lower unit prices.

Other

In 1999, JPS sold substantially all of the assets of its Boger City Plant which was engaged primarily in the manufacture and sale of home fashion textiles. This business accounted for sales of $30.9 million, $22.8 million and $7.3 million in Fiscal 1997, 1998 and 1999, respectively. The consideration for the sale consisted of approximately $7.9 million cash. The cash proceeds were used by the Company to reduce outstanding borrowings under its Revolving Credit Facility and an equipment loan. In accordance with SFAS No. 121, the results of operations for Fiscal 1998 included a charge for writedowns of certain long-lived assets of approximately $12.5 million for the excess of the carrying value of the plant over its fair value and related reorganization value in excess of amounts allocable to identifiable assets.

In Fiscal 1999, the Company implemented a plan to exit its cotton commercial products and yarn sales segments. Accordingly, a charge for loss on disposal of discontinued operations of approximately $18.1 million was recorded in Fiscal 1999. This charge consists primarily of the writedown of disposed plant assets to net realizable value, the writedown of related reorganization value in excess of amounts allocable to identifiable assets, employee severance costs and other exit costs. On July 23, 1999, the Company completed the sale of its Stanley plant, thereby exiting the yarn sales segment. This business accounted for sales of $20.3 million, $19.0 million and $11.0 million in Fiscal 1997, 1998 and 1999, respectively. On August 27, 1999, the Company completed the sale of its Borden plant, thereby exiting its cotton commercial products segment. This business accounted for sales of $34.1 million, $33.7 million and $18.4 million in Fiscal 1997, 1998 and 1999, respectively. The proceeds from these sales of $5.2 million were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility and an equipment loan.

Additionally, in Fiscal 1998 and Fiscal 1999, the Company implemented cost reduction measures which included, among other things, personnel reductions and the idling of certain manufacturing equipment. The results of operations for Fiscal 1998 and Fiscal 1999 include restructuring charges of approximately $2.4 million and $2.0 million, respectively. These amounts are now in discontinued operations except for $1.7 million of severance and restructuring costs in Fiscal 1999. Interest expense in Fiscal 1999 is consistent with the Fiscal 1998 amounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, JPS Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement (the "Credit Agreement"), as amended, by and among the financial institutions party thereto, Citibank, as agent, and Bank of America, as co-agent. As amended, on November 17, 2000, the Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $45 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $14,000,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and
(ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures. The maturity date of the Revolving Credit Facility is November 12, 2001. Subsequent to October 9, 1997, the Credit Agreement has been amended to, among other things (i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees, (iii) provide additional reduction of the fixed asset portion of the Borrowing Base and (iv) allow the Company to repurchase its common stock under certain circumstances. As of October 28, 2000, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). At October 28, 2000, the Company had approximately $17.0 million available for borrowing under the Revolving Credit Facility.

Net cash provided by continuing operations increased by approximately $12.0 million in Fiscal 2000 compared with Fiscal 1999 primarily due to enhanced profitability. Working capital, excluding assets held for sale, at October 28, 2000 was approximately $28.7 million compared with $29.1 million at October 30, 1999. Fiscal 2000 reflects continued reductions in inventory offset by a slight increase in receivables as a result of sales increases. Accounts payable and accrued expenses increased approximately $4.0 million in Fiscal 2000 principally due to timing differences. The discontinued apparel business generated $17.7 million of net cash provided by operations.

The principal non-operating uses of cash in Fiscal 2000 were for property, plant and equipment expenditures of $2.6 million for upgrade of the Company's manufacturing operations and the repayment of long-term debt of approximately $28.3 million. The Company also used $1.3 million to repurchase outstanding shares of its common stock. On November 17, 2000, the Company received approximately $27.1 million in proceeds from the sale of its Apparel division as discussed under the caption "Fiscal 2000 Compared With Fiscal 1999." Such funds were used to further reduce the Company's outstanding indebtedness under its Revolving Credit Facility and certain equipment loans. As of October 28, 2000, the Company had commitments of $0.3 million for capital expenditures. The Company anticipates making capital expenditures in Fiscal 2001 of approximately $5.0 to $6.0 million and expects such amounts to be funded by cash from operations, bank and other equipment financing sources.

In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as capital lease) for certain machinery and equipment. The total cost of assets under lease at October 28, 2000 was approximately $5.0 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at fair market value at the end of the lease term.

Based upon the Company's ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan for at least Fiscal 2001.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products or by increasing manufacturing efficiencies; however, market conditions sometimes preclude raising prices.

For Fiscal 2000, the Company recorded a tax expense from continuing operations of $4.5 million, a 42% effective rate, and a tax benefit on sale of discontinued operations of $4.2 million. The Company also reduced the valuation allowance applicable to net operating losses arising prior to the Plan of Reorganization by $11.4 million and, under applicable accounting guidelines, reduced excess reorganization value by this amount. The Company had net operating loss carryovers of approximately $55 million as of October 28, 2000. A portion of these losses are subject to limitations on usage as a result of the ownership change that occurred under the Plan of Reorganization. Additional limitations on usage could occur on net operating losses or other deferred tax assets should the Company undergo another ownership change, as determined under the Internal Revenue Code of 1996, as amended. See Note 7 to the consolidated financial statements for additional information. The effective tax rates for Fiscal 1999 and 1998 were, 64% and 42%, respectively. The effective rates for all years are higher than the combined federal and state statutory rate due primarily to the impact of nondeductible excess reorganization costs.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 29, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company did not have any derivatives which were required to be recorded on the balance sheet.

On May 12, 1999, the Company repriced certain stock options which, under Financial Accounting Standards Board Interpretation Number 44 ("FIN 44"), requires them to be accounted for under variable plan accounting. The application of FIN 44, which was effective July 1, 2000, can result in the recognition of non-cash compensation expense. Although there was no compensation expense in Fiscal Year 2000 as a result of applying FIN 44, FIN 44 could result in significant future non-cash compensation expense. Any expense will be added back to operating income to determine the Company's EBITDA, as previously defined.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of October 28, 2000, approximately $48.0 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

Raw material price risk. A portion of the Company's raw materials are commodities and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, and other factors which are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company's ability to produce certain products. The Company has established long-term relationships with key suppliers and may enter into purchase contracts or commitments of one year or less for certain raw materials. Such agreements generally include a pricing schedule for the period covered by the contract or commitment. The Company believes that any changes in raw material pricing, which cannot be adjusted for by changes in its product pricing or other strategies, would not be significant.

General Economic Conditions. Demand for the Company's products is affected by a variety of economic factors including, but not limited to, the cyclical nature of the construction industry, demand for electronic and aerospace products which ultimately utilize components manufactured by the Company, and general consumer demand. Adverse economic developments could affect the financial performance of the Company.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

JPS Industries, Inc.

We have audited the accompanying consolidated balance sheets of JPS Industries, Inc. and subsidiaries (the "Company") as of October 28, 2000 and October 30, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 28, 2000. Our audits also included the financial statement schedule listed in the index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 28, 2000 and October 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 28, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
November 29, 2000

JPS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)


                                                                         October 30,    October 28,
                                                                             1999           2000
                                                                         -----------    -----------
ASSETS

CURRENT ASSETS:
    Cash                                                                  $    427       $  2,216
    Accounts receivable, less allowance of $659
       in 1999 and $1,024 in 2000                                           26,951         27,640
    Inventories                                                             20,452         18,583
    Prepaid expenses and other                                               4,033          6,993
    Net assets of discontinued operations                                   91,857         27,539
                                                                          --------       --------
          Total current assets                                             143,720         82,971


PROPERTY, PLANT AND EQUIPMENT, net                                          45,743         43,439

REORGANIZATION VALUE IN EXCESS
    OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
    ASSETS, less accumulated amortization of $3,566 in
    1999 and $5,286 in 2000                                                 15,192          2,971

OTHER ASSETS                                                                11,661         18,861

                                                                          --------       --------


          Total assets                                                    $216,316       $148,242
                                                                          ========       ========

See notes to consolidated financial statements.

                                                                               October 30,    October 28,
                                                                                   1999           2000
                                                                               -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                            $  11,545       $  13,303
    Accrued interest                                                                  865             759
    Accrued salaries, benefits and withholdings                                     3,092           6,776
    Other accrued expenses                                                          6,238           4,924
    Current portion of long-term debt                                                 975             936
                                                                                ---------       ---------
       Total current liabilities                                                   22,715          26,698

LONG-TERM DEBT                                                                     79,806          51,529

OTHER LONG-TERM LIABILITIES                                                        19,142          17,607
                                                                                ---------       ---------

       Total liabilities                                                          121,663          95,834
                                                                                ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized - 22,000,000 shares; issued -
       10,000,000 shares; outstanding - 10,000,000 shares in 1999
       and 9,732,500 shares in 2000                                                   100             100
    Additional paid-in capital                                                    123,942         124,190
    Treasury stock (at cost) - 267,500 shares                                          --          (1,263)
    Accumulated deficit                                                           (29,389)        (70,619)
                                                                                ---------       ---------
       Total shareholders' equity                                                  94,653          52,408
                                                                                ---------       ---------

       Total liabilities and shareholders' equity                               $ 216,316       $ 148,242
                                                                                =========       =========

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)

                                                                       Fiscal             Fiscal            Fiscal
                                                                        Year               Year              Year
                                                                       Ended              Ended              Ended
                                                                     October 31,        October 30,       October 28,
                                                                        1998               1999               2000
                                                                   -------------      -------------      ------------
   Net sales                                                       $     155,944      $     156,867       $   167,978
   Cost of sales                                                         119,727            121,579           126,380
                                                                   -------------      -------------      ------------
   Gross profit                                                           36,217             35,288            41,598
   Selling, general and administrative expenses                           25,134             26,978            27,368
   Other expense (income), net                                               (67)             1,663               (18)
                                                                   -------------      -------------      ------------
   Operating profit                                                       11,150              6,647            14,248
   Interest expense, net                                                  (2,975)            (3,511)           (3,442)
                                                                   -------------      -------------      ------------
   Income before income taxes and
     discontinued operations                                               8,175              3,136            10,806
   Provision for income taxes                                              3,462              1,997             4,517
                                                                   -------------      -------------      ------------
   Income from continuing operations                                       4,713              1,139             6,289
   Discontinued operations (net of taxes):
     Loss from discontinued operations                                   (15,377)            (4,485)             (104)
     Loss on disposal of discontinued operations                              --            (18,096)          (47,415)
                                                                   -------------      -------------      ------------
   Net loss                                                              (10,664)           (21,442)          (41,230)
   Other comprehensive income (net of tax):
     Minimum pension liability adjustments                                (5,855)             5,855                --
                                                                   -------------      -------------      ------------
   Comprehensive loss                                              $     (16,519)     $     (15,587)     $    (41,230)
                                                                   =============      =============      ============

   Weighted average number of common
    shares outstanding:               Basic                           10,000,000         10,000,000         9,940,000
                                                                   =============      =============      ============
                                      Diluted                         10,000,000         10,000,000        10,045,698
                                                                   =============      =============      ============
   Basic income (loss) per common share:
   Income from continuing operations                               $        0.47      $        0.11      $       0.63
   Discontinued operations (net of taxes):
     Loss from discontinued operations                                     (1.54)             (0.44)            (0.01)
     Loss on disposal of discontinued operations                              --              (1.81)            (4.77)
                                                                   -------------      -------------      ------------
   Net loss                                                        $      (1.07)      $       (2.14)     $      (4.15)
                                                                   =============      =============      ============

   Diluted income (loss) per common share:
   Income from continuing operations                               $       0.47       $        0.11      $       0.63
   Discontinued operations (net of taxes):
     Loss from discontinued operations                                    (1.54)              (0.44)            (0.01)
     Loss on disposal of discontinued operations                             --               (1.81)            (4.72)
                                                                   -------------      -------------      ------------
   Net loss                                                        $      (1.07)      $       (2.14)     $      (4.10)
                                                                   =============      =============      ============

   See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars In Thousands)

                                                                                        Accumulated     Retained
                                                              Additional                   Other        Earnings
                                                Common         Paid-In      Treasury   Comprehensive  (Accumulated
                                                Stock          Capital       Stock         Loss          Deficit)
                                               --------      -----------    --------   -------------  ------------
Balance - November 1, 1997                     $    100       $123,230      $    --       $    --       $  2,717

Additional minimum pension liability
   adjustment                                                                              (5,855)
Net loss                                                                                                 (10,664)
                                               --------       --------      -------       -------       --------

Balance - October 31, 1998                          100        123,230           --        (5,855)        (7,947)

Stock compensation expense                                         712
Additional minimum pension liability
   adjustment                                                                               5,855
Net loss                                                                                                 (21,442)
                                               --------       --------      -------       -------       --------

Balance - October 30, 1999                          100        123,942           --            --        (29,389)

Stock compensation expense                                         248
Shares reacquired and held in treasury                                       (1,263)
Net loss                                                                                                 (41,230)
                                               --------       --------      -------       -------       --------

Balance - October 28, 2000                     $    100       $124,190      $(1,263)      $    --       $(70,619)
                                               ========       ========      =======       =======       ========

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)


                                                                          Fiscal          Fiscal           Fiscal
                                                                           Year            Year             Year
                                                                          Ended            Ended            Ended
                                                                        October 31,     October 30,      October 28,
                                                                           1998            1999              2000
                                                                        -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $(10,664)       $(21,442)         $(41,230)
                                                                         --------        --------          --------
   Adjustments to reconcile net loss
      to net cash provided by operating activities:
      Loss from discontinued operations                                    15,377           4,485               104
      Loss on disposal of discontinued operations                              --          18,096            47,415
      Depreciation and amortization                                         4,688           6,382             6,157
      Amortization of deferred financing costs                                329             414               272
      Deferred income tax provision (benefit)                               2,853          (1,753)            2,532
      Other, net                                                           (3,771)         (1,793)           (3,918)
       Changes in assets and liabilities:
        Accounts receivable                                                 1,600             752              (689)
        Inventories                                                        (4,442)          3,571             1,869
        Prepaid expenses and other assets                                  (1,782)           (156)             (269)
        Accounts payable                                                    2,700          (1,872)            1,758
        Accrued expenses and other liabilities                             (1,799)         (2,062)            2,264
                                                                         --------        --------          --------
   Total adjustments                                                       15,753          26,064            57,495
                                                                         --------        --------          --------
   Net cash provided by continuing
      operating activities                                                  5,089           4,622            16,265
   Net cash from discontinued operations                                    4,668           5,694            17,712
                                                                         --------        --------          --------
   Net cash provided by operating activities                                9,757          10,316            33,977
                                                                         --------        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                                       (15,453)         (4,071)           (2,609)
   Proceeds from disposal of discontinued operations, net                      --           4,658                --
   Proceeds from disposal of certain other operations                          --           8,491                --
   Proceeds from sale of long-term investments                             35,382              --                --
                                                                         --------        --------          --------
   Net cash provided by (used in) investing activities                     19,929           9,078            (2,609)
                                                                         --------        --------          --------

                                                  (Table continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued from previous page) (Dollars In Thousands)

                                                                        Fiscal           Fiscal           Fiscal
                                                                         Year             Year             Year
                                                                        Ended            Ended            Ended
                                                                      October 31,      October 30,      October 28,
                                                                         1998             1999             2000
                                                                      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                               (146)             (732)              --
    Purchase of treasury stock                                               --                --           (1,263)
    Revolving credit facility borrowings (repayments), net                1,452           (18,628)         (27,394)
    Repayment of other long-term debt                                   (32,679)             (332)            (922)
                                                                       --------          --------         --------
    Net cash used in financing activities                               (31,373)          (19,692)         (29,579)
                                                                       --------          --------         --------

NET INCREASE (DECREASE) IN CASH                                          (1,687)             (298)           1,789
CASH AT BEGINNING OF YEAR                                                 2,412               725              427
                                                                       --------          --------         --------
CASH AT END OF YEAR                                                    $    725          $    427         $  2,216
                                                                       ========          ========         ========

SUPPLEMENTAL INFORMATION ON CASH
    FLOWS FROM CONTINUING OPERATIONS:
    Interest paid                                                      $  7,629          $  7,323         $  6,361
    Income taxes paid, net                                                1,044               570              402
    Non-cash financing activities:
      Capital lease obligation                                            3,519             1,307               --

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the allowance for doubtful accounts, reserve for self-insurance liabilities, and the reserve for roofing products sold under warranties. Management determines its estimate of the allowance for doubtful accounts considering a number of factors, including historical experience, aging of the accounts and the current creditworthiness of its customers. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience, third party claims administrator and actuarial assessments and insurance coverages. Management determines its estimate of the reserve for roofing products sold under warranties by reviewing factors such as expected future claims by geographic region and roofing compound applied; and the expected costs to repair and replace such roofing products. Management believes that its estimates provided in the financial statements are reasonable and adequate. However, actual results could differ from those estimates.

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

         The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Assets under capital leases are amortized in accordance with the Company's normal depreciation policy and the charge to earnings is included in depreciation expense in the accompanying consolidated financial statements.

         Reorganization Value in Excess of Amounts Allocable to Identifiable Assets - ("Reorganization Value") in excess of amounts allocable to identifiable assets resulted from the application of "fresh start" reporting in 1997 and is being amortized over a 20-year period. In Fiscal 1998, 1999, and 2000, the Reorganization Value was decreased by approximately $6.9 million, $3.7 million and $15.0 million, respectively, in relation to the discontinued operations, plant sales and plant closure discussed in Notes 2 and 3.

         Debt Issuance Costs - Costs incurred in securing and issuing long-term debt are deferred and amortized over the terms of the related debt in amounts which approximate the interest method of amortization.

         Product Warranties - On certain of its products, the Company provides a warranty against defects in materials and workmanship under separately priced extended warranty contracts generally for a period of 10 years. Revenue from such extended warranty contracts is deferred and recognized as income on a straight-line basis over the contract period. The cost of servicing such product warranties is charged to expense as incurred.

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

         Revenue Recognition - The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred by contract to the customer for goods to be held for future shipment at the customer's request.

         Advertising Costs - The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs expensed were approximately $1,554,000 in Fiscal 1998, $1,940,000 in Fiscal 1999, and $1,498,000 in
         Fiscal 2000.

         Income Taxes - The Company accounts for income taxes using the principles of SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

         Earnings Per Share - Potentially dilutive common shares consist primarily of stock options. In the years ended October 31, 1998 and October 30, 1999, the inclusion of additional shares assuming the exercise of stock options and warrants are antidilutive. Therefore, basic and diluted earnings per share are the same for those periods.

         Fiscal Year - The Company's operations are based on a 52 or 53-week fiscal year ending on the Saturday closest to October 31. Each of fiscal years 1998, 1999, and 2000 had 52 weeks.

         Reclassifications - Certain Fiscal 1998 and 1999 amounts have been reclassified to conform to the Fiscal 2000 presentation.

         Effects of Recent Accounting Pronouncements - On October 29, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company did not have any derivatives which were required to be recorded on the balance sheet.

2.       SALE OF DISCONTINUED OPERATIONS

         Yarn Sales Business - On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales business. This business accounted for sales of $20.3 million, $19.0 million and $11.0 million in Fiscal 1997, 1998 and 1999, respectively. The consideration for the Stanley sale consisted of approximately $2.0 million in cash. A charge for loss on disposal of discontinued operations of approximately $9.2 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets and related Reorganization Value to net realizable value, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

         Cotton Commercial Products Business - On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products business. This business generated sales of $34.1 million, $33.7 million and $18.4 million in Fiscal 1997, 1998 and 1999, respectively. The consideration for the Borden sale consisted of approximately $3.2 million in cash and a $2.0 million subordinated promissory note which was recorded at its estimated fair value. A charge for loss on disposal of discontinued operations of approximately $8.9 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets and related Reorganization Value to net realizable value, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility.

         Apparel Fabric Business - On November 17, 2000 the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $182.2 million, $137.6 million, and $125.4 million in Fiscal 1998, 1999 and 2000, respectively. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the Apparel Fabric Business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related Reorganization Value to realizable value and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

3. SALE OF CERTAIN OPERATIONS, PLANT CLOSING, WRITEDOWN OF CERTAIN LONG-LIVED ASSETS AND RESTRUCTURING COSTS

         On March 2, 1999, the Company completed the sale of its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. This business accounted for sales of $30.9 million, $22.8 million and $7.3 million in Fiscal 1997, 1998 and 1999, respectively. The consideration for the sale consisted of approximately $7.9 million in cash. A charge of approximately $12.5 million related principally to the loss on impairment of long-lived assets, including related Reorganization Value, is now included in the loss from discontinued operations in Fiscal 1998. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

         The Company closed its Angle manufacturing facility in the Fiscal 1999 third quarter and sold the plant on September 3, 1999, thereby streamlining the apparel business. The determination to close the Angle plant resulted in a charge in Fiscal 1998 of approximately $4.3 million related principally to a loss on impairment of the long-lived assets including related Reorganization Value. The plant closing also resulted in an additional charge in Fiscal 1999 of approximately $0.9 million related principally to employee severance costs, all of which is now included in the loss from discontinued operations in Fiscal 1999. The proceeds from the sale of the plant facility of approximately $0.2 million were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility.

         Additionally, in Fiscal 1998 and 1999, the Company implemented cost reduction measures which included, among other things, personnel reductions and the idling of certain manufacturing equipment. The results of operations for Fiscal 1998 includes a "charge for writedown of certain long-lived assets" of approximately $1.7 million for the impairment of idled equipment and a "charge for restructuring costs" of approximately $0.7 million related to employee severance costs. The results of operations for Fiscal 1999 include a "charge for writedown of certain long-lived assets" of approximately $1.5 million for the impairment of idled equipment and a "charge for restructuring costs" of approximately $1.7 million related primarily to employee severance costs. Except for the $1.7 million of restructuring costs incurred in Fiscal 1999, all such costs are now reflected in discontinued operations.

4.       BALANCE SHEET COMPONENTS

         The components of certain balance sheet accounts are (in thousands):

                                                                                October 30,       October 28,
                                                                                   1999              2000
                                                                                -----------       -----------
         Inventories:
          Raw materials and supplies                                            $     4,929       $     5,796
          Work-in-process                                                             5,207             5,135
          Finished goods                                                             10,316             7,652
                                                                                -----------       -----------
                                                                                $    20,452       $    18,583
                                                                                ===========       ===========
         Prepaid expenses and other:
          Deferred current tax                                                  $     1,509       $     4,200
          Prepaid insurance                                                             527               324
          Other                                                                       1,997             2,469
                                                                                -----------       -----------
                                                                                $     4,033       $     6,993
                                                                                ===========       ===========
         Property, plant and equipment, net:
          Land and improvements                                                 $       927       $       972
          Buildings and improvements                                                  5,332             5,396
          Machinery and equipment                                                    45,967            48,836
          Furniture, fixtures and other                                                 888               890
                                                                                -----------       -----------
                                                                                     53,114            56,094
          Less accumulated depreciation                                              (8,542)          (13,455)
                                                                                -----------       -----------
                                                                                     44,572            42,639
          Construction in progress                                                    1,171               800
                                                                                -----------       -----------
                                                                                $    45,743       $    43,439
                                                                                ===========       ===========
         Other noncurrent assets:
          Deferred financing fees                                               $     1,573       $       237
          Prepaid pension costs                                                       8,486            10,848
          Deferred income tax                                                         1,602             7,756
           Other                                                                         --                20
                                                                                -----------       -----------
                                                                                $    11,661       $    18,861
                                                                                ===========       ===========
         Other accrued expenses:
          Roofing product liability costs                                       $       643       $     1,750
          Taxes payable other than income taxes                                         307               477
          Income taxes                                                                2,487               575
          Other                                                                       2,801             2,122
                                                                                -----------       -----------
                                                                                $     6,238       $     4,924
                                                                                ===========       ===========

         Other long-term liabilities:
          Roofing product liability costs and deferred warranty income          $    15,691       $    14,415
          Accrued postretirement and postemployment benefit plan liability            3,451             3,192
                                                                                -----------       -----------
                                                                                $    19,142       $    17,607
                                                                                ===========       ===========

5.       LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                                                October 30,       October 28,
                                                                                   1999               2000
                                                                                -----------       -----------
         Senior credit facility, revolving line of credit                       $    75,394       $    48,000
         Equipment financing                                                          1,125               736
         Capital lease obligation                                                     4,262             3,729
                                                                                -----------       -----------
           Total                                                                     80,781            52,465
         Less current portion                                                          (975)             (936)
                                                                                -----------       -----------
         Long-term portion                                                      $    79,806       $    51,529
                                                                                ===========       ===========

         Senior Credit Facility - On October 9, 1997, JPS Elastomerics and Converter & Industrial Corp. ("C&I") (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement (the "Credit Agreement"), as amended, by and among the financial institutions party thereto, Citibank, as agent, and Bank of America, as co-agent. Subsequent to the sale of the Apparel Division on November 17, 2000, (which yielded cash proceeds of $26.2 million) and the resulting amendment, the Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $45 million and (b) a specified borrowing base (the "Borrowing Base"). The Borrowing Base is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $14,000,000 subject to reduction based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and (ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement also restricts, among other things, indebtedness, liens, affiliate transactions, operating leases, fundamental changes, and asset sales other than the sale of up to $35 million of fixed assets, subject to the satisfaction of certain conditions. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures.

         The maturity date of the Revolving Credit Facility is November 12, 2001. As of October 28, 2000, the Company was in compliance with these restrictions and all financial covenants, as amended.

         All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). The weighted average interest rate at October 28, 2000 is approximately 8.9%. The Company pays an unused commitment fee of .25% per annum and a letter of credit fee equal to the Applicable Margin for Eurodollar Rate borrowings.

         As of October 28, 2000, unused and outstanding letters of credit totaled $1.1 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At October 28, 2000, the Company had approximately $17.0 million available for borrowing under the Revolving Credit Facility.

         Capital Lease Obligation - In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as a capital lease) for certain machinery and equipment. The total costs of assets under lease at October 28, 2000 was approximately $4.8 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at the end of the lease term. The lease has an implied interest rate of approximately 7.4%. See Note 8 for obligations under capital leases.

         Other - The loans and extensions of credit to the Borrowing Subsidiaries under the Credit Agreement are guaranteed by JPS and its other existing subsidiaries other than JPS Capital, and are secured by the assets of JPS (excluding the stock of JPS Capital) and its existing subsidiaries other than JPS Capital. Substantially all of the Company's assets are pledged as collateral for the Credit Agreement and the equipment financing lease.

         Interest expense includes $329,000 in Fiscal 1998, $414,000 in Fiscal 1999, and $521,000 in Fiscal 2000 representing amortization of debt issuance expenses. Interest expense allocated to discontinued operations was $2.9 million in Fiscal 2000, $3.9 million in Fiscal 1999 and $4.3 million in Fiscal 1998 based upon the ratio of identifiable net assets.

         Maturities - Aggregate principal maturities of all long-term debt, exclusive of the capital lease obligation, are as follows (in thousands):

                        Fiscal Year Ending
                        ------------------
                        2001                      $    361
                        2002                        48,375
                                                  --------
                                                  $ 48,736
                                                  ========

6.       EQUITY SECURITIES

         The Company has one class of stock issued and outstanding.

         Share Repurchase Program

         In 2000, the Board of Directors authorized the expenditure of up to $8 million for the repurchase of the Company's common stock. In November, 2000, this authorization was increased to $10 million. As of October 28, 2000, the Company had repurchased 267,500 shares at an aggregate cost of $1.3 million (See Note 12). Management intends to make purchases of its common stock from time to time in the open market or in negotiated transactions, but there is no assurance that future repurchases will be made and the repurchase program may be discontinued at any time. There is no time limit on stock repurchases. The Company may use the stock to meet its obligations under its employee stock option program. There were no reissuances of treasury stock in 2000.

         1997 Incentive and Capital Accumulation Plan

         The 1997 Incentive and Capital Accumulation Plan (the "Incentive Plan") provides certain key employees and non-employee directors of the Company the right to acquire shares of Common Stock or monetary payments based on the value of such shares. Pursuant to the Incentive Plan, approximately 853,000 shares of Common Stock were initially reserved for issuance to the participants. On April 7, 1999, the Shareholders increased the number of shares reserved for issuance from 853,485 to 1,353,485. These options included a combination of time vesting options which vest solely on the lapse of time and performance options which vest upon achievement of specified corporate performance goals and the lapse of time.

         On May 12, 1999 the Compensation Committee of the Board of Directors approved a plan to reprice stock options held by certain employees and Directors. Effective on that date, 349,150 options with an exercise price of $12.33 per share were reissued at an exercise price of $4.375 per share, the fair market value per share on the date of repricing. All repriced options were changed from a combination of performance and time vested options to solely time-vested options. The repriced options are shown as a separate cancellation and reissuance in the chart below. Under the provisions of Financial Accounting Standards Board Interpretation 44 (FIN 44), the Company is required to record compensation expense on the repriced options if the stock price exceeds certain threshold amounts. The provisions of FIN 44 will continue to apply until the repriced options are exercised, expire or are cancelled. In Fiscal 1999 and 2000, no compensation expense resulted from the repriced options.

         Options grants totaling 206,500 shares were made in Fiscal 2000. There were no exercises of options. There were cancellations of 135,831 options during Fiscal 2000 as a result of employees voluntarily terminating employment with the Company or lapses in options following terminations where an exercise period was allowed. Options for 25,000 shares at $12.33 per share granted to Mr. Fulbright in October, 1997 for service as a non-employee director (prior to his appointment as President and CEO), were voluntarily cancelled by Mr. Fulbright. As of October 28, 2000 option prices ranged from $2.94 to $4.38 per share.

         A summary of the activity in the Company's stock options for the years ended October 31, 1998, October 30, 1999 and October 28, 2000 is presented below:

                                                                                                        Weighted Average
                                                                                  Number of Shares       Exercise Price
                                                                                  ----------------      ----------------
         Outstanding at November 1, 1997                                                668,990           $     12.33
         Options canceled                                                               (94,009)                12.33
                                                                                    -----------           -----------
         Outstanding at October 31, 1998                                                574,981                 12.33
         Options granted                                                                595,000                  3.29
         Options canceled                                                              (171,665)                12.33
         Options canceled - repriced                                                   (349,150)                12.33
         Options granted - repriced                                                     349,150                  4.38
                                                                                    -----------           -----------
         Outstanding at October 30, 1999                                                998,316                  4.16
         Options granted                                                                206,500                  3.16
         Options cancelled                                                             (160,831)                 6.80
                                                                                    -----------           -----------
         Outstanding at October 28, 2000                                              1,043,985           $      3.56
                                                                                    ===========           ===========
         Exercisable at October 28, 2000                                                644,320
                                                                                    ===========
         Exercisable at October 30, 1999                                                436,996
                                                                                    ===========
         Exercisable at October 31, 1998                                                139,009
                                                                                    ===========
         Weighted average remaining contractual life (years)
            at October 28, 2000                                                               8
                                                                                    ===========


         The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. The time vesting options are fixed as to the number of shares that may be acquired and the amount to be paid by the employee. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. The Company's Chief Executive Officer was granted 500,000 options on February 28, 1999; however, the measurement date was April 7, 1999, the date the shareholders approved an amendment to the Incentive Plan increasing the number of shares that could be offered. As such, compensation expense was measured as the difference in the market value of the

         Company's stock between the grant date and the measurement date and the expense is being recognized over the two-year vesting period. The Company recognized compensation expense of approximately $0.7 million in Fiscal 1999 and $0.2 million in Fiscal 2000 relating to these options.

         The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                      Stock Option Plan
                                                                                      -----------------
                                                                                      Fiscal     Fiscal
                                                                                       1999       2000
                                                                                      ------     ------
         Option life (in years)                                                          4.1        3.0
         Risk-free interest rate                                                         5.2%       6.3%
         Stock price volatility                                                          .50        .66
         Dividend yield                                                                   --         --
         Proforma weighted average value using formula                                $ 1.66     $ 1.53
         Actual weighted average exercise price                                       $ 3.29     $ 3.16

         Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the amounts indicated below (in thousands):

                                   Fiscal           Fiscal           Fiscal
                                    1998             1999             2000
                                 ----------       ----------       ----------
         Net loss

            As reported          $  (10,664)      $  (21,442)      $  (41,230)
            Pro forma            $  (11,242)      $  (22,626)      $  (41,330)

         Net loss per share

            As reported          $    (1.07)      $    (2.14)      $    (4.15)
            Pro forma            $    (1.12)      $    (2.26)      $    (4.16)

7.       INCOME TAXES

         The provision for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

                                              Fiscal        Fiscal        Fiscal
                                               1998          1999          2000
                                             --------      --------      --------
         Current federal provision                 --            --      $     10
         Current state provision             $    139      $    285           303
         Deferred federal provision             3,188         1,503         4,150
         Deferred state provision                 135           209            54
                                             --------      --------      --------
         Provision for income taxes          $  3,462      $  1,997      $  4,517
                                             ========      ========      ========

         A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for Fiscal 1998, Fiscal 1999 and Fiscal 2000 is as follows (in thousands):

                                                                   Fiscal              Fiscal             Fiscal
                                                                    1998                1999               2000
                                                                 -----------        -------------      ------------
         Income tax provision at Federal statutory rate          $     2,861        $       1,098      $      3,782
         Increase in income taxes arising from effect of:
            State and local income taxes                                 274                  494               357
            Amortization of excess reorganization value                  257                  329               295
            Other                                                         70                   76                83
                                                                 -----------        -------------      ------------
            Provision for income taxes                           $     3,462        $       1,997      $      4,517
                                                                 ===========        =============      ============


         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                                      October 30,       October 28,
                                                                                         1999               2000
                                                                                      -----------       -----------
         Gross deferred assets:
              Estimated allowance for doubtful accounts                               $       820       $       959
              Excess of tax over financial statement basis of inventory                       683               549
              Accruals deductible for tax purposes when paid                                  456               278
              Deferred compensation deductible for tax purposes when paid                     456               477
              Postretirement benefits deductible for tax purposes when paid                 1,536             1,587
              Miscellaneous                                                                    28                 0
              Alternative minimum tax credit carryforward available                         1,773             1,783
              Deferred financial statement income recognized for tax purposes
                 when received                                                              5,297             6,143
              Excess of tax over financial statement carrying value of
                 investment in discontinued operation                                       5,444            13,915
              Excess of tax basis of intangibles over financial statement basis             4,553             3,798
              Net operating loss carryforward                                              21,815            22,399
          Less valuation allowance                                                        (30,470)          (29,180)
                                                                                      -----------       -----------

          Gross deferred assets                                                            12,391            22,708
                                                                                      -----------       -----------

          Gross deferred liabilities:
              Pension asset recognized for book purposes                              $    (3,225)      $    (4,123)
              Excess of financial statement over tax basis of property, plant,
                 and equipment                                                             (6,055)           (6,629)
                                                                                      -----------       -----------
          Gross deferred liabilities                                                       (9,280)          (10,752)
                                                                                      -----------       -----------
              Net deferred tax asset                                                  $     3,111       $    11,956
                                                                                      ===========       ===========

          Recognized in the accompanying consolidated balance sheets as follows:
              Prepaid expenses and other                                              $     1,509       $     4,200
              Other non-current assets                                                      1,602             7,756
                                                                                      -----------       -----------
                                                                                      $     3,111       $    11,956
                                                                                      ===========       ===========

          For Fiscal 2000, the Company recorded a tax expense on continuing operations of $4.5 million. In conjunction with the sale of the Apparel Division, the Company evaluated the valuation allowance on its deferred tax asset. Based on historical and expected income of the continuing operations, a determination was made that the valuation allowances established in fresh start accounting should be reversed. Accordingly, the Company reduced Reorganization Value by $11.4 million. The Company also recorded a tax benefit of $4.2 million on the loss on sale of discontinued operations. A valuation allowance was recorded on the remainder of this loss. The Company recorded tax expense on continuing operations of approximately $3.5 in Fiscal 1998 and $2.0 million in Fiscal 1999.

          At October 28, 2000, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $55 million. The net operating loss carryforwards expire in years 2003 through 2019. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $65 million which expire in 2004 through 2019. Alternative minimum tax credits can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation.

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

8.        COMMITMENTS AND CONTINGENCIES

          Leases - The Company leases office facilities, machinery and computer equipment under noncancellable operating leases and capital leases. Rent expense from continuing operations was approximately $2,077,000 in Fiscal 1998, $2,066,000 in Fiscal 1999, and $2,141,000 in Fiscal
          2000.

          Future minimum payments, by year and in the aggregate, under the noncancellable capital and operating leases with terms of one year or more consist of the following at October 28, 2000 (in thousands):

                                                                                       Capital     Operating
                Fiscal Year Ending                                                      Lease        Leases
                ------------------                                                    ---------    ---------
                2001                                                                  $     840    $     459
                2002                                                                        840          273
                2003                                                                        840           87
                2004                                                                      1,587            5
                2005                                                                        380            2
                                                                                      ---------    ---------
                Total future minimum lease payments                                       4,487    $     826
                                                                                                   =========
                Less: amount representing interest                                         (758)
                                                                                      ---------
                Present value of net minimum lease payments
                   (included in long-term debt - see Note 6)                          $   3,729
                                                                                      =========

         Litigation - The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business including certain asbestos based claims. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

         In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's roofing membrane installed on approximately 140 Sears stores. No trial date has been established. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss which may result. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

9.       RETIREMENT PLANS

         Defined Benefit Pension Plan - Substantially all of the Company's employees are covered by a Company-sponsored defined benefit pension plan. The plan also provides benefits to individuals employed by the businesses which were sold or plants which were closed by the Company. The benefits of these former employees were "frozen" at the respective dates of sale of the businesses or closure of the plants. Accordingly, these former employees will retain benefits earned through the respective disposal dates; however, they will not accrue additional benefits. The plan provides pension benefits that are based on the employees' compensation during the last 10 years of employment. The Company's policy is to fund the annual contribution required by applicable regulations.

         Assets of the pension plan are invested in a bond portfolio covering specific liabilities and in common and preferred stocks, government and corporate bonds, and various short-term investments. During Fiscal 1999, the pension plan also purchased approximately 1.9 million shares of the Company's common stock in open market and negotiated transactions. This common stock accounts for less than 10% of the pension plan's total assets.

         Components of net periodic pension cost include the following (in thousands):

                                                  Fiscal         Fiscal         Fiscal
                                                   1998           1999           2000
                                                 --------       --------       --------
         Components of net periodic
            pension cost:
         Service cost-benefits earned
            during the period                    $  2,239       $  2,268       $  1,678
         Interest cost on projected
            benefit obligation                      7,505          7,321          7,455
         Return on plan assets                     (8,543)        (9,198)        (9,264)
         Recognized actuarial loss                     --            195             --
                                                 --------       --------       --------
         Net periodic pension cost (income)      $  1,201       $    586       $   (131)
                                                 ========       ========       ========

         The weighted-average rates used in determining pension cost for the plan are as follows:

         Discount rate                               6.75%          7.50%          7.75%
         Expected long-term rate of return
           on plan assets                            9.00%          9.00%          9.00%
         Rate of compensation increase        Age-related    Age-related    Age-related

         A reconciliation of the plan's projected benefit obligation, fair value of plan assets, funding status, and other applicable information is as follows (in thousands):

                                                                                October 30,       October  28,
                                                                                   1999               2000
                                                                                -----------       -----------
         Change in benefit obligation:
           Benefit obligation at beginning of year                              $   111,622       $   106,115
             Service cost                                                             2,269             1,678
             Interest cost                                                            7,322             7,455
             Benefits paid                                                           (8,957)           (8,953)
             Actuarial gain                                                          (6,141)           (5,100)
                                                                                -----------       -----------
           Benefit obligation at end of year                                        106,115           101,195
                                                                                -----------       -----------

         Change in plan assets:
           Fair value of plan assets at beginning of year                           103,855           104,788
             Actual return on plan assets                                             4,636             8,096
             Employer contributions                                                   5,254             2,233
             Benefits paid                                                           (8,957)           (8,953)
                                                                                -----------       -----------
           Fair value of plan assets at end of year                                 104,788           106,164
                                                                                -----------       -----------

         Reconciliation of funded status:
           Funded status                                                        $    (1,327)      $     4,969
             Unrecognized actuarial loss                                              9,813             5,879
                                                                                -----------       -----------
               Prepaid benefit cost, included in Other Assets                   $     8,486       $    10,848
                                                                                ===========       ===========

         401(k) Savings Plan - The Company also has a savings, investment and profit sharing plan available to employees meeting eligibility requirements. The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions, excluding the Apparel Division, were approximately $180,000 in Fiscal 1998, $188,000 in Fiscal 1999, and $199,000 in
         Fiscal 2000.

         Postretirement Benefits - The Company has several unfunded postretirement plans that provide certain health care and life insurance benefits to eligible retirees. The plans are contributory, with retiree contributions adjusted periodically, and contain cost-sharing features such as deductibles and coinsurance. The Company's life insurance plan provides benefits to both active employees and retirees. Active employee contributions in excess of the cost of providing active employee benefits are applied to reduce the cost of retirees" life insurance benefits. The following table sets forth the status of the Company's postretirement plans as recorded in the accompanying Consolidated Financial Statements:

         Net periodic postretirement benefit expense included the following components (in thousands):

                                                                    Fiscal       Fiscal        Fiscal
                                                                     1998         1999          2000
                                                                   --------     --------      --------
              Service cost for benefits earned                     $    107    $     143      $     34
              Interest cost on APBO                                     267          294           207
              Recognized actuarial loss                                  --          124           286
                                                                   --------     --------      --------
              Net periodic postretirement cost                     $    374    $     561      $    527
                                                                   ========    =========      ========

         The weighted-average rates used in determining postretirement medical and life insurance costs are as follows:

         Discount rate                                                6.75%      7.50%      7.75%

         A reconciliation of the postretirement medical and life insurance plan's projected benefit obligation and funding status is as follows (in thousands):

                                                                                October 30,       October 28,
                                                                                   1999              2000
                                                                                -----------       -----------
         Change in benefit obligation:
           Benefit obligation at beginning of year                              $     3,723       $     3,262
             Service cost                                                               143                34
             Interest cost                                                              294               207
             Net benefits paid                                                         (456)             (426)
             Actuarial (gain) or loss                                                  (442)              497
                                                                                -----------       -----------
           Benefit obligation at end of year                                    $     3,262       $     3,574
                                                                                ===========       ===========

         Reconciliation of funded status:
           Funded status                                                        $    (3,262)      $    (3,574)
           Unrecognized actuarial (gain) or loss                                        (68)                0
                                                                                -----------       -----------
             Net amount recognized at year-end                                  $    (3,330)      $    (3,574)
                                                                                ===========       ===========

         Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

         Postemployment Benefits - The Company provides certain benefits to former or inactive employees after employment but before retirement. In accordance with SFAS No. 112, these benefits are recognized on the accrual basis of accounting. The liability for postemployment benefits at October 30, 1999 and October 28, 2000 is included in other long-term liabilities in the accompanying consolidated financial statements.

10.      BUSINESS SEGMENTS

         The Company's reportable segments are JPS Elastomerics and JPS Glass. The reportable segments were determined using the Company's method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold, the customer base, manufacturing process, and method of distribution. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental geomembranes, and various polyurethane products. The Glass segment produces and markets specialty substrates mechanically formed from fiberglass and other specialty materials for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense, and aerospace.

         The Company previously identified three other segments which met its criteria as reportable segments (the cotton commercial products, yarn sales and apparel segments), all of which have been exited.

         The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment's operating profit, defined as earnings before interest and taxes. Indirect corporate expenses allocated to each business segment are based on management's analysis of the costs attributable to each segment. The following table presents certain information regarding the business segments:

Industry segment information (in thousands):

                                              Fiscal            Fiscal            Fiscal
                                               Year              Year              Year
                                              Ended             Ended             Ended
                                            October 31,       October 30,       October 28,
                                               1998              1999              2000
                                            -----------       -----------       -----------
Net sales:
   Elastomerics                             $    83,708       $    80,035       $    86,595
   Glass                                         79,323            83,453            87,319
                                            -----------       -----------       -----------
                                                163,031           163,488           173,914
Less intersegment sales(1)                       (7,087)           (6,621)           (5,936)
                                            -----------       -----------       -----------
Net sales                                   $   155,944       $   156,867       $   167,978
                                            ===========       ===========       ===========

Operating profit(2)
   Elastomerics                             $     6,290       $     4,889       $     7,458
   Glass                                          4,860             1,758             6,790
                                            -----------       -----------       -----------
Operating profit                                 11,150             6,647            14,248
Interest expense, net                            (2,975)           (3,511)           (3,442)
                                            -----------       -----------       -----------
Income before income taxes and
   discontinued operations                  $     8,175       $     3,136       $    10,806
                                            ===========       ===========       ===========

Depreciation and amortization expense:
   Elastomerics                             $     2,402       $     3,007       $     2,911
   Glass                                          2,286             3,375             3,246
                                            -----------       -----------       -----------
                                            $     4,688       $     6,382       $     6,157
                                            ===========       ===========       ===========
Capital expenditures:
   Elastomerics                             $     5,445       $     2,281       $     1,593
   Glass                                         10,008             1,790             1,016
                                            -----------       -----------       -----------
                                            $    15,453       $     4,071       $     2,609
                                            ===========       ===========       ===========

Identifiable assets:
   Elastomerics                             $   127,128       $   108,365       $    74,801
   Glass                                        129,059           108,823            74,569
   Eliminations                                    (903)             (872)           (1,128)
                                            -----------       -----------       -----------
                                            $   255,284       $   216,316       $   148,242
                                            ===========       ===========       ===========


(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

(2) The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company's corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of Reorganization Value.

11. UNAUDITED INTERIM FINANCIAL DATA (in thousands except per share amounts)

         The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Selected consolidated financial data for each quarter within Fiscal 1999 and Fiscal 2000 are as follows:

                                                                      First        Second         Third        Fourth
                                                                     Quarter       Quarter       Quarter       Quarter
                                                                    ---------     ---------     ---------     ---------
Year Ended October 30, 1999:
Net sales                                                           $  35,398     $  40,403     $  39,375     $  41,691
Cost of sales                                                          27,205        32,044        30,328        32,002
                                                                    ---------     ---------     ---------     ---------
Gross profit                                                            8,193         8,359         9,047         9,689
Selling, general and administrative expenses                            6,421         7,626         6,145         6,786
Other expense (income), net                                                (3)        1,348           (44)          362
                                                                    ---------     ---------     ---------     ---------
Operating profit (loss)                                                 1,775          (615)        2,946         2,541
Interest expense                                                         (867)         (877)         (887)         (880)
                                                                    ---------     ---------     ---------     ---------
Income (loss) before income taxes and discontinued operations             908        (1,492)        2,059         1,661
Provision (benefit) for income taxes                                      578          (950)        1,312         1,057
                                                                    ---------     ---------     ---------     ---------
Income (loss) from continuing operations                                  330          (542)          747           604
Discontinued operations                                                  (473)      (25,743)        2,785           850
                                                                    ---------     ---------     ---------     ---------
Net income (loss)                                                   $    (143)    $ (26,285)    $   3,532     $   1,454
                                                                    =========     =========     =========     =========

Net income (loss) per common share                                  $   (0.01)    $   (2.63)    $    0.35     $    0.15
                                                                    =========     =========     =========     =========

Year Ended October 28, 2000:
Net sales                                                           $  35,137     $  41,039     $  43,825     $  47,977
Cost of sales                                                          26,767        30,288        32,988        36,337
                                                                    ---------     ---------     ---------     ---------
Gross profit                                                            8,370        10,751        10,837        11,640
Selling, general and administrative expenses                            6,167         6,889         7,090         7,222
Other income, net                                                          (3)           (3)           (6)           (6)
                                                                    ---------     ---------     ---------     ---------
Operating profit                                                        2,206         3,865         3,753         4,424
Interest expense                                                         (853)         (845)         (836)         (908)
                                                                    ---------     ---------     ---------     ---------
Income before income taxes and discontinued operations                  1,353         3,020         2,917         3,516
Provision for income taxes                                                498         1,524           953         1,542
                                                                    ---------     ---------     ---------     ---------
Income from continuing operations                                         855         1,496         1,964         1,974
Discontinued operations                                                  (143)           87          (548)      (46,915)
                                                                    ---------     ---------     ---------     ---------
Net income (loss)                                                   $     712     $   1,583     $   1,416     $ (44,941)
                                                                    =========     =========     =========     =========

Net income (loss) per common share                                  $    0.07     $    0.16     $    0.14     $   (4.56)
                                                                    =========     =========     =========     =========


12.      SUBSEQUENT EVENT (Unaudited)

         On December 19, 2000, the Company repurchased 575,617 shares of its common stock at a cost of $2.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held February 27, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)      (1)      The following financial statements are included in Item 8:

                  (i)      Independent Auditors' Report.
                  (ii) Consolidated Balance Sheets as of October 28, 2000 and October 30, 1999.
                  (iii) Consolidated Statements of Operations for the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998.
                  (iv) Consolidated Statements of Shareholders' Equity for the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998.
                  (v) Consolidated Statements of Cash Flows for the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998.
                  (vi)     Notes to Consolidated Financial Statements.

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

(b) No reports on Form 8-K were filed during the quarter ended October 28, 2000.

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

2.1(ii)       Revised Technical and Conforming Amendment to the Plan, dated
              September 4, 1997.(L)

3.1           Amended and Restated By-laws of JPS.(P)

3.2           Certificate of Incorporation of JPS Industries, Inc. (T)

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

10.40         Amendment No. 1 to Asset Purchase Agreement, dated as of February
              8, 1999, by and between C&I and Belding Hausman, Incorporated.(Q)

10.41         JPS Guaranty Letter, dated as of January 11, 1999, by and between
              JPS and Belding Hausman, Incorporated.(Q)

10.42 Employment Agreement dated November 11, 1998, between the Company and John W. Sanders, Jr. (Q)

Exhibit
Number                                Description
-------                               -----------
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

10.50 Asset Purchase Agreement, dated as of June 24, 1999, by and between C&I and Chiquola Fabrics, LLC.(T)

10.51         Special Warranty Deed, dated as of August 30, 1999, by and between
              C&I and Richard N. Hodges and Jimmy Law.(U)

10.52 Separation Agreement dated September 29, 1999, between the Company and John W. Sanders, Jr. (U)

10.53         Employment Agreement dated March 17, 1998, between the Company and
              Reid A. McCarter.(U)

10.54         Fourth Amendment to the Credit Facility Agreement, dated as of
              February 29, 2000, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent thereto.(U)

10.55 Asset Purchase Agreement dated as of November 16, 2000, by and among JPS Industries, Inc., JPS Converter and Industrial Corp. and
              JPSA Acquisition Corp.(V)

10.56         Employment Agreement dated May 31, 2000, between the Company and
              Charles R. Tutterow.(W)

10.57         Fifth Amendment to the Credit Facility Agreement, dated as of
              November 9, 2000, by and among JPS, C&I, Elastomerics, the financial institutions listed on the signature pages thereto, and the agent and co-agent thereto.(W)

11.1 Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

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

21.1          List of Subsidiaries of the Company.(E)

24.1 Power of Attorney relating to JPS (included as part of the signature page hereof).(M)

-------------------
(A) Previously filed as an exhibit to Registration Statement No. 33-58272 on Form S-1, declared effective by the SEC on July 26, 1993, and incorporated herein by reference.
(B) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 30, 1993.
(C) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.
(D) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.
(E) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 29, 1994.
(F) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
(G) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 2, 1996.
(H) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 1, 1995.
(I) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.
(J) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.
(K) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 2, 1997.
(L) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A filed on September 8, 1997
(M)      Previously filed.
(N) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 1997.
(O) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.
(P) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 1, 1997.
(Q) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1998.
(R) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 4, 1999.
(S) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.
(T) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.
(U) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 2000.
(V) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 4, 2000.
(W)      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                JPS INDUSTRIES, INC.

Date: January 25, 2001          By: /s/ Charles R. Tutterow
                                    -------------------------------------
                                CHARLES R. TUTTEROW
                                Executive Vice President, Chief Financial
                                Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE
---------                                -----                                          ----
/s/ Michael L. Fulbright         Chairman of the Board, President and              January 25, 2001
---------------------------        Chief Executive Officer
MICHAEL L. FULBRIGHT

/s/ Robert J. Capozzi            Director                                          January 25, 2001
---------------------------
ROBERT J. CAPOZZI


/s/ Jeffrey S. Deutschman        Director                                          January 25, 2001
---------------------------
JEFFREY S. DEUTSCHMAN


/s/ Nicholas P. DiPaolo          Director                                          January 25, 2001
---------------------------
NICHOLAS P. DIPAOLO


/s/ John M. Sullivan, Jr.        Director                                          January 25, 2001
---------------------------
JOHN M. SULLIVAN, JR.


/s/ Charles R. Tutterow          Executive Vice President,                         January 25, 2001
---------------------------       Chief Financial Officer and Secretary
CHARLES R. TUTTEROW

JPS INDUSTRIES, INC.                                           INDEX TO SCHEDULE

INDEX TO FINANCIAL STATEMENT SCHEDULE

For the fiscal years ended October 31, 1998, October 30, 1999, and October 28, 2000.




FINANCIAL STATEMENT SCHEDULE

II.      Valuation and Qualifying Accounts and Reserves                      S-2



Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS INDUSTRIES, INC.                                                 SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (IN THOUSANDS)


                     Column A                          Column B            Column C           Column D      Column E
--------------------------------------------------    ----------   ----------------------    ----------    ----------
                                                                               Charged to
                                                      Balance at   Charged to     Other                    Balance at
                                                      Beginning    Costs and    Accounts     Deductions      End of
                    Classification                    of Period     Expenses    Describe      Describe       Period
--------------------------------------------------    ----------   ----------  ----------    ----------    ----------
                                                                                   (a)          (b)
Allowances Deducted from Asset to Which They Apply:

Fiscal Year Ended October 31, 1998 (52 Weeks)
     Allowance for doubtful accounts                     $ 526       $ (28)       $ 294       $   --         $  792
     Claims, returns and other allowances                  151          --          239          235            155
                                                         -----       -----        -----       ------         ------
                                                         $ 677       $ (28)       $ 533       $  235         $  947
                                                         =====       =====        =====       ======         ======

Fiscal Year Ended October 30, 1999 (52 Weeks)
     Allowance for doubtful accounts                     $ 792       $ 125        $(511)      $    1         $  405
     Claims, returns and other allowances                  155          38          333          272            254
                                                         -----       -----        -----       ------         ------
                                                         $ 947       $ 163        $(178)      $  273         $  659
                                                         =====       =====        =====       ======         ======

Fiscal Year Ended October 28, 2000 (52 Weeks)
     Allowance for doubtful accounts                     $ 405       $ 843        $  --       $  548         $  700
     Claims, returns and other allowances                  254          --          331          261            324
                                                         -----       -----        -----       ------         ------

                                                         $ 659       $ 843        $ 331       $  809         $1,024
                                                         =====       =====        =====       ======         ======

(a)      Change in various reserves charged to net sales.

(b)      Uncollected receivables written off, net of recoveries.