Form 10-Q
period 2001-01-27
JPS INDUSTRIES INC
filed 2001-03-12
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 27, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,174,549 shares of the Company's Common Stock were outstanding as of March 9, 2001.

JPS INDUSTRIES, INC.
INDEX

                                                                                    Page
                                                                                   Number
PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets
                  January 27, 2001 (Unaudited) and October 28, 2000................   3

              Condensed Consolidated Statements of Operations
                  Three Months Ended January 27, 2001 and
                  January 29, 2000 (Unaudited).....................................   4

              Condensed Consolidated Statements of Cash Flows
                  Three Months Ended January 27, 2001 and
                  January 29, 2000 (Unaudited).....................................   5

              Notes to Condensed Consolidated Financial Statements (Unaudited).....   6

     Item 2.  Management"s Discussion and Analysis of Financial Condition
                  and Results of Operations........................................   9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........  11

PART II.      OTHER INFORMATION ...................................................  13

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                         January 27,          October 28,
                                                                             2001                2000
                                                                       ----------------    ----------------
                                                                         (Unaudited)
ASSETS

Current assets:
    Cash                                                               $            931    $          2,216
    Accounts receivable                                                          22,014              27,640
    Inventories (Note 2)                                                         20,219              18,583
    Prepaid expenses and other (Note 5)                                           5,238               6,993
    Net assets of discontinued operations (Note 4)                                   85              27,539
                                                                       ----------------    ----------------
      Total current assets                                                       48,487              82,971

Property, plant and equipment, net                                               45,138              43,439
Reorganization value in excess of amounts allocable
    to identifiable assets                                                        2,928               2,971
Other assets                                                                     18,848              18,861
                                                                       ----------------    ----------------

      Total assets                                                     $        115,401    $        148,242
                                                                       ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $          9,803    $         13,303
    Accrued interest                                                                229                 759
    Accrued salaries, benefits and withholdings                                   3,221               6,776
    Other accrued expenses                                                        3,701               4,924
    Current portion of long-term debt (Note 3 and Note 4)                        25,926                 936
                                                                       ----------------    ----------------
       Total current liabilities                                                 42,880              26,698

Long-term debt (Note 3 and Note 4)                                                2,954              51,529
Other long-term liabilities                                                      17,832              17,607
                                                                       ----------------    ----------------
       Total liabilities                                                         63,666              95,834

Shareholders' equity:
    Common stock - $.01 par value; authorized -
      22,000,000 shares; issued - 10,000,000 shares; outstanding -
      9,174,549 shares in 2001 and 10,000,000 shares in 2000                        100                 100
    Additional paid-in capital                                                  124,251             124,190
    Treasury stock (at cost) - 825,451 in 2001 and
       267,500 shares in 2000                                                    (3,296)             (1,263)
    Accumulated deficit                                                         (69,320)            (70,619)
                                                                       ----------------    ----------------
       Total shareholders' equity                                                51,735              52,408

       Total liabilities and shareholders' equity                      $        115,401    $        148,242
                                                                       ================    ================


Note: The condensed consolidated balance sheet at October 28, 2000 has been extracted from the audited financial statements.

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                                         Three Months Ended
                                                                ------------------------------------
                                                                   January 27,        January 29,
                                                                      2001                2000
                                                                ----------------    ----------------
Net sales                                                       $         38,633    $         35,137
Cost of sales                                                             29,852              26,767
                                                                ----------------    ----------------

Gross profit                                                               8,781               8,370

Selling, general and administrative expenses                               5,804               6,167
Other income, net                                                              2                   3
                                                                ----------------    ----------------

Operating profit                                                           2,979               2,206

Interest expense                                                             851                 853
                                                                ----------------    ----------------

Income before income taxes and discontinued operations                     2,128               1,353
Provision for income taxes                                                   829                 498
                                                                ----------------    ----------------

Income from continuing operations                                          1,299                 855

Loss from discontinued operations                                             -                  143
                                                                ----------------    ----------------


Net income                                                      $          1,299    $            712
                                                                ================    ================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   Basic                                                               9,453,525          10,000,000
                                                                ================    ================
   Diluted                                                             9,695,691          10,000,000
                                                                ================    ================

Basic earnings (loss) per common share:
   Income from continuing operations                            $           0.14    $           0.08
   Discontinued operations, net of taxes:
      Loss from discontinued operations                                       -                (0.01)
                                                                ----------------    ----------------
NET INCOME                                                      $           0.14    $           0.07
                                                                ================    ================


Diluted earnings (loss) per common share:
   Income from continuing operations                            $           0.13    $           0.08
   Discontinued operations, net of taxes:
      Loss from discontinued operations                                       -                (0.01)
                                                                ----------------    ----------------
NET INCOME                                                      $           0.13    $           0.07
                                                                ================    ================


See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                            Three Months Ended
                                                                  -------------------------------------
                                                                     January 27,          January 29,
                                                                        2001                 2000
                                                                  ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $          1,299    $            712
                                                                  ----------------    -----------------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Loss from discontinued operations                                    -                    143
      Depreciation and amortization                                          1,488               1,551
      Amortization of deferred financing costs                                  75                  44
      Deferred income tax provision (benefit)                                 -                  1,930
       Changes in assets and liabilities:
        Accounts receivable                                                  5,626               5,019
        Inventories                                                         (1,636)               (892)
        Prepaid expenses and other assets                                    1,755              (3,360)
        Accounts payable                                                    (3,500)             (1,267)
        Accrued expenses and other liabilities                              (5,308)                605
        Other, net                                                             224                  85
                                                                  ----------------    ----------------
   Total adjustments                                                        (1,276)              3,858
                                                                  ----------------    ----------------
   Net cash provided by continuing operating activities                         23               4,570
   Net cash from discontinued operations                                      -                  7,676
                                                                  ----------------    ----------------
   Net cash provided by operating activities                                    23              12,246
                                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Property and equipment additions                                        (3,070)               (312)
    Proceeds from assets held for sale                                      27,454                -
                                                                  ----------------    ----------------
    Net cash provided by (used in) investing activities                     24,384                (312)
                                                                  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                                   (61)               -
    Purchase of treasury stock                                              (2,033)               -

    Net proceeds from exercise of stock options                                (13)               -
    Revolving credit facility borrowings (repayments), net                 (23,007)            (11,055)
    Repayment of other long-term debt                                         (578)               (223)
                                                                  ----------------    ----------------
    Net cash used in financing activities                                  (25,692)            (11,278)
                                                                  ----------------    ----------------

NET INCREASE (DECREASE) IN CASH                                             (1,285)                656
CASH AT BEGINNING OF PERIOD                                                  2,216                 427
                                                                  ----------------    ----------------

CASH AT END OF PERIOD                                             $            931    $          1,083
                                                                  ================    ================

SUPPLEMENTAL INFORMATION ON CASH FLOWS
    FROM CONTINUING OPERATIONS:
    Interest paid                                                 $          1,274    $          1,824
    Income taxes paid, net                                                     391                  80

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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 27, 2001 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000 ("Fiscal 2000"). The results of operations for the interim period are not necessarily indicative of the operating results for the full year. Certain amounts have been reclassified to conform to the current presentation, including amounts related to the sale of the Company's Apparel Division on November 17, 2000.

2.       Inventories (in thousands):

                                                 January 27,          October 28,
                                                     2001                 2000
                                               ----------------    ----------------
              Raw materials and supplies       $          5,218    $          5,796
              Work-in-process                             5,218               5,135
              Finished goods                              9,783               7,652
                                               ----------------    ----------------
                  Total                        $         20,219    $         18,583
                                               ================    ================

3.       Long-Term Debt (in thousands):

                                                                    January 27,         October 28,
                                                                        2001                2000
                                                                  ----------------    ----------------
              Senior credit facility, revolving line of credit    $         25,290    $         48,000
              Equipment financing                                             -                    736
              Capital lease obligation                                       3,590               3,729
                                                                  ----------------    ----------------
                  Total                                                     28,880              52,465
              Less current portion                                         (25,926)               (936)
                                                                  ----------------    ----------------
              Long-term portion                                   $          2,954    $         51,529
                                                                  ================    ================

         In connection with the November 17, 2000 amendment, the Company shortened the maturity date of the Revolving Credit Facility to November 12, 2001. The Company is currently negotiating with various financing companies and expects to replace the facility prior to its maturity.

4.       Discontinued Operations

         Apparel Fabric Business - On November 17, 2000, the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $30.0 million and operating income of $1.1 million in the Three Months Ended January 29, 2000. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the Apparel Fabric Business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related Reorganization Value to realizable value and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

5.       Contingencies

         At January 27, 2001, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $94.0 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2003 through 2021. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $111.0 million (subject to adjustment) which expire in 2004 through 2021. In addition, the Company has alternative minimum tax credits of approximately $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The increase in net operating loss carryforwards from year end results primarily from the sale of the Apparel Division which was recorded in the first quarter for tax purposes.

         The Company"s ability to utilize its net operating loss carryforwards realized prior to completion of the Plan of Reorganization is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company"s operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $29.2 million has been provided.

         The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business including certain asbestos-based claims. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

         In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint against JPS Elastomerics Corp. ("Elastomerics"), a wholly-owned subsidiary of JPS, and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company"s roofing membrane installed on approximately 150 Sears stores. No trial date has been established. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss which may result. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

6.       Business Segments

         The Company's reportable segments are JPS Elastomerics and JPS Glass. The reportable segments were determined using the Company's method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold, the customer base, manufacturing process, and method of distribution. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental geomembranes, and various polyurethane products. The Glass segment produces and markets specialty substrates mechanically formed from fiberglass and other specialty synthetics for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense, and aerospace.

         The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment"s operating profit, defined as earnings before interest and taxes. Indirect corporate expenses allocated to each business segment are based on management's analysis of the costs attributable to each segment. The following table presents certain information regarding the business segments (in thousands):

                                                                        Three Months Ended
                                                                   ------------------------------
                                                                    January 27,      January 29,
                                                                        2001             2000
                                                                   -------------    -------------
         Net sales:
              Elastomerics                                         $      18,976    $      18,308
              Glass                                                       19,657           18,066
                                                                   -------------    -------------
                                                                          38,633           36,374
              Less intersegment sales (1)                                   -              (1,237)
                                                                    ------------    -------------
              Net sales                                             $     38,633    $      35,137
                                                                    ============    =============

         Operating profit (2):
              Elastomerics                                          $        947    $       1,318
              Glass                                                        2,032              888
                                                                    ------------    -------------
         Operating profit                                                  2,979            2,206
         Interest expense                                                    851              853
                                                                    ------------    -------------
         Income before income taxes and discontinued operations     $      2,128    $       1,353
                                                                    ============    =============

                                                                     January 27,     October 28,
                                                                        2001             2000
                                                                    ------------    -------------
         Identifiable assets:
              Elastomerics                                          $     53,844    $      74,801
              Glass                                                       61,557           74,569
              Eliminations                                                  -              (1,128)
                                                                    ------------    -------------

                 Total assets
                                                                    $    115,401   $      148,242

(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements. Intersegment sales were discontinued in Fiscal 2000.

(2) The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company's corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of Reorganization Value.

Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company's actual results in Fiscal 2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting manufacturing businesses, the Company's ability to meet its debt service obligations including the ability to refinance the maturing debt, competition from a variety of general domestic and foreign manufacturers, the seasonality of the Company's sales, the volatility of the Company's raw materials cost and the Company's dependence on key personnel.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

                                                                  (In Thousands)
                                                                Three Months Ended
                                                          --------------------------------
                                                           January 27,       January 29,
                                                              2001              2000
                                                          -------------    --------------
Net sales:
   Elastomerics                                           $      18,976    $       18,308
   Glass                                                         19,657            18,066
                                                          -------------    --------------
                                                                 38,633            36,374

   Less intersegment sales                                         -               (1,237)
                                                          -------------    --------------

   Net sales                                              $      38,633    $       35,137
                                                          =============    ==============

Operating profit:
   Elastomerics                                           $         947    $        1,318
   Glass                                                          2,032               888
                                                          -------------    --------------

   Operating profit                                               2,979             2,206

Interest expense                                                    851               853
                                                          -------------    --------------

Income before income taxes and discontinued operations    $       2,128    $        1,353
                                                          =============    ==============


RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile-oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. On November 17, 2000, the Company sold its Apparel Division, thereby completely exiting the textile business. The Company is now focusing solely on improving the performance and profitability of its remaining core businesses: JPS Elastomerics and JPS Glass.

Three Months Ended January 27, 2001 (the "2001 First Quarter") Compared to the Three Months Ended January 29, 2000 (the "2000 First Quarter")

Consolidated net sales increased $3.5 million, or 10.0%, from $35.1 million in the 2000 first quarter to $38.6 million in the 2001 first quarter. Operating profit increased $0.8 million from $2.2 million in the 2000 first quarter to $3.0 million in the 2001 first quarter.

Net sales in the 2001 first quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane and extruded urethane products, increased $0.7 million, or 3.8%, from $18.3 million in the 2000 first quarter to $19.0 million in the 2001 first quarter. This increase is primarily attributable to an improvement in demand for the Company's extruded urethane products, which have a wide variety of end-uses including applications in athletic, high performance safety glass, automotive, medical, industrial, and consumer products industries. The urethane sales increase offset lower sales of Stevens(R) Roofing System products, which declined as a result of slower construction activity in November and December, 2000.

Operating profit in the 2001 first quarter for the Elastomerics segment decreased $0.4 million from $1.3 million in the 2000 first quarter to $0.9 million in the 2001 first quarter. This decrease resulted principally from lower roofing sales, the resulting lower product margin contribution and associated lower manufacturing efficiencies.

Net sales in the Glass segment, which includes mechanically-formed substrates constructed of synthetics and fiberglass for electronic components, construction products, aerospace components, industrial insulation, and filtration applications increased $1.6 million, or 8.8%, from $18.1 million in the 2000 first quarter to $19.7 million in the 2001 first quarter. The increase is primarily attributable to higher demand for electronic and aerospace substrates.

Operating profit in the 2001 first quarter for the Glass segment increased $1.1 million from $0.9 million in the 2000 first quarter to $2.0 million in the 2001 first quarter primarily as a result of cost savings initiatives and higher manufacturing efficiencies which offset raw material and energy cost increases.

Interest expense in the 2001 first quarter was consistent with the 2000 first quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility (as defined below). On October 9, 1997, JPS Elastomerics and C&I (the "Borrowing Subsidiaries") and JPS entered into the Credit Facility Agreement (the "Credit Agreement"), as amended, by and among the financial institutions party thereto, Citibank, as agent, and Bank of America, as co-agent. As amended, on November 17, 2000, the Credit Agreement provides for a revolving credit loan facility and letters of credit (the "Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $45 million and (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $12,600,000 (subject to reduction) based on fixed assets of the Borrowing Subsidiaries), except that (i) no Borrowing Subsidiary may borrow an amount greater than the Borrowing Base attributable to it (less any reserves as specified in the Credit Agreement) and
(ii) letters of credit may not exceed $20 million in the aggregate. The Credit Agreement contains restrictions on investments, acquisitions and dividends unless, among other things, the Company satisfies a specified pro forma fixed charge coverage ratio and maintains a specified minimum availability under the Revolving Credit Facility for a stated period of time, and no default exists under the Credit Agreement. The Credit Agreement contains financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures. Subsequent to October 9, 1997, the Credit Agreement has been amended to, among other things
(i) modify the financial covenants relating to minimum levels of EBITDA, minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum capital expenditures, (ii) modify the interest rate margin and unused commitment fees, (iii) provide additional reduction of the fixed asset portion of the Borrowing Base and (iv) allow the Company to repurchase its common stock under certain circumstances. As of January 27, 2001, the Company was in compliance with these restrictions and all financial covenants, as amended. All loans outstanding under the Revolving Credit Facility, as amended, bear interest at either the Eurodollar Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Applicable Margin") based upon the Company's fixed charge coverage ratio (which margin will not exceed 2.50% for Eurodollar Rate borrowings and 1.00% for Base Rate borrowings). At January 27, 2001, the Company had approximately $11.5 million available for borrowing under the Revolving Credit Facility.

During the 2001 first quarter, cash provided by operating activities was $27,000. Working capital, excluding assets held for sale, at October 28, 2000 was $28.7 million compared with $5.5 million at January 27, 2001 principally as a result of classifying the balance of the Company's Revolving Credit Facility as current maturity of long-term debt. Accounts receivable decreased by $5.6 million from October 28, 2000 to January 27, 2001 due to timing. Inventories increased $1.6 million from October 28, 2000 to January 27, 2001 due to slower roofing sales. Prepaid and other assets decreased $1.8 million due to timing. Accounts payable decreased by $3.5 million from October 28, 2000 to January 27, 2001 primarily as a result of payment of Fiscal 2000 Incentive Compensation.

The principal use of cash in the 2001 first quarter was for capital expenditures of $3.1 million for upgrade of the Company's manufacturing operations and the repayment of long-term debt of approximately $23.6 million. The Company also used $2.1 million to repurchase outstanding shares of its common stock. On November 17, 2000, the Company received approximately $27.1 million in proceeds from the sale of its Apparel division as discussed under the caption "Fiscal 2000 Compared With Fiscal 1999" in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000. Such funds were used to further reduce the Company's outstanding indebtedness under its Revolving Credit Facility and certain equipment loans. The Company anticipates making capital expenditures in Fiscal 2001 of approximately $5.0 million to $6.0 million and expects such amounts to be funded by cash from operations and bank financing sources.

Based upon the Company's ability to generate working capital through its operations and its current or replacement Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan. In connection with the November 17, 2000 amendment, the Company shortened the maturity date of the Revolving Credit Facility to November 12, 2001. The Company is currently negotiating with various financing companies and expects to replace the facility prior to its maturity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company"s Revolving Credit Facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Citibank in New York, New York. The Company does not speculate on the future direction of interest rates. As of January 27, 2001, approximately $25.3 million of the Company"s debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company"s consolidated financial position, results of operations or cash flows would not be significant.

Raw material price risk. A portion of the Company"s raw materials are commodities and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, and other factors which are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company"s ability to produce certain products. The Company has established long-term relationships with key suppliers and may enter into purchase contracts or commitments of one year or less for certain raw materials. Such agreements generally include a pricing schedule for the period covered by the contract or commitment. The Company believes that any changes in raw material pricing, which cannot be adjusted for by changes in its product pricing or other strategies, would not be significant.

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

JPS INDUSTRIES, INC.

                           PART II - OTHER INFORMATION
Item
----

1.   Legal Proceedings                                               None
2.   Changes in Securities                                           None
3.   Defaults Upon Senior Securities                                 None
4.   Submission of Matters to a Vote of Security Holders             None
5.   Other Information                                               None
6.   Exhibits and Reports on Form 8-K:
     (a) Exhibits:
         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
     (b) Current Reports on Form 8-K:
             Form 8-K dated December 4, 2000 (Incorporated by Reference):
             Item 2.  Acquisition or Disposition of Assets - Apparel Division
                      Sale
             Item 7. Financial Statements and Exhibits - ProForma Financial Information


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JPS INDUSTRIES, INC.

Date:  March 9, 2001                      /s/ Charles R. Tutterow
                                          -------------------------
                                          Charles R. Tutterow
                                          Executive Vice President, Chief
                                            Financial Officer & Secretary