Form 10-Q
period 2001-04-28
JPS INDUSTRIES INC
filed 2001-06-08
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2001

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

                  Registrant"s telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
    -----   ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No
    -----     ------

Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date: 9,257,549 shares of the Company"s Common Stock were outstanding as of June 8, 2001.

JPS INDUSTRIES, INC.
INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION                                                       Number

     Item 1.   Condensed Consolidated Balance Sheets
                   April 28, 2001 (Unaudited) and October 28, 2000................      3

               Condensed Consolidated Statements of Operations
                   Three Months and Six Months Ended April 28, 2001 and
                   April 29, 2000 (Unaudited).....................................      4

               Condensed Consolidated Statements of Cash Flows
                   Six Months Ended April 28, 2001 and
                   April 29, 2000 (Unaudited).....................................      5

               Notes to Condensed Consolidated Financial Statements (Unaudited)...      6

     Item 2.   Management"s Discussion and Analysis of Financial Condition
                   and Results of Operations......................................      9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........     11

PART II. OTHER INFORMATION .......................................................     13

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

                                                                        April 28,       October 28,
                                                                          2001              2000
                                                                        ---------        ---------
                                                                       (Unaudited)
ASSETS

Current assets:
   Cash                                                                 $   1,103        $   2,216
   Accounts receivable                                                     25,682           27,640
   Inventories (Note 2)                                                    18,630           18,583
   Prepaid expenses and other (Note 5)                                      4,287            6,993
   Net assets of discontinued operations (Note 4)                              --           27,539
                                                                        ---------        ---------
     Total current assets                                                  49,702           82,971

Property, plant and equipment, net                                         45,304           43,439
Reorganization value in excess of amounts allocable
   to identifiable assets                                                   2,885            2,971
Other assets                                                               18,983           18,861
                                                                        ---------        ---------

     Total assets                                                       $ 116,874        $ 148,242
                                                                        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $   9,952        $  13,303
   Accrued interest                                                           182              759
   Accrued salaries, benefits and withholdings                              3,221            6,776
   Other accrued expenses                                                   3,565            4,924
   Current portion of long-term debt (Note 3 and Note 4)                      597              936
                                                                        ---------        ---------
     Total current liabilities                                             17,517           26,698

Long-term debt (Note 3 and Note 4)                                         27,819           51,529
Other long-term liabilities                                                17,955           17,607
                                                                        ---------        ---------
     Total liabilities                                                     63,291           95,834
                                                                        ---------        ---------

SHAREHOLDERS' EQUITY:
   Common stock- $.01 par value; authorized -
     22,000,000 shares; issued - 10,000,000 shares; outstanding -
     9,240,549 shares in 2001 and 9,732,500 shares in 2000                    100              100
   Additional paid-in capital                                             124,200          124,190
   Treasury stock (at cost) - 759,451 in 2001 and
     267,500 shares in 2000                                                (2,961)          (1,263)
   Accumulated deficit                                                    (67,756)         (70,619)
                                                                        ---------        ---------
     Total shareholders' equity                                            53,583           52,408
                                                                        ---------        ---------

     Total liabilities and shareholders' equity                         $ 116,874        $ 148,242
                                                                        =========        =========

Note: The condensed consolidated balance sheet at October 28, 2001 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                       Three Months Ended                    Six Months Ended
                                                -------------------------------      ------------------------------
                                                  April 28,          April 29,        April 28,         April 29,
                                                    2001               2000              2001              2000
                                                ------------       ------------      ------------      ------------

Net sales                                       $     39,537       $     41,039      $     78,170      $     76,176
Cost of sales                                         30,686             30,288            60,538            57,055
                                                ------------       ------------      ------------      ------------

Gross profit                                           8,851             10,751            17,632            19,121

Selling, general and administrative
   expenses                                            5,654              6,889            11,458            13,056
Other income, net                                         (2)                 3                --                 6
                                                ------------       ------------      ------------      ------------

Operating profit                                       3,195              3,865             6,174             6,071

Interest expense                                         634                845             1,485             1,698
                                                ------------       ------------      ------------      ------------
Income before income taxes
   and discontinued operations                         2,561              3,020             4,689             4,373
Provision for income taxes                               997              1,524             1,826             2,022
                                                ------------       ------------      ------------      ------------

Income from continuing operations                      1,564              1,496             2,863             2,351

Income (loss) from discontinued operations                --                 87                --               (56)
                                                ------------       ------------      ------------      ------------

   Net income                                   $      1,564       $      1,583      $      2,863      $      2,295
                                                ============       ============      ============      ============


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   Basic                                           9,207,549         10,000,000         9,382,533        10,000,000
                                                ============       ============      ============      ============
   Diluted                                         9,424,528         10,000,000         9,618,978        10,000,000
                                                ============       ============      ============      ============

Basic earnings (loss) per common share:
   Income from continuing operations            $       0.17       $       0.15      $       0.31      $       0.24
   Income (loss) from discontinued
     operations                                           --               0.01                --             (0.01)
                                                ------------       ------------      ------------      ------------
   Net income                                   $       0.17       $       0.16      $       0.31      $       0.23
                                                ============       ============      ============      ============

Diluted earnings (loss) per common share:
   Income from continuing operations            $       0.17       $       0.15      $       0.30      $       0.24
   Income (loss) from discontinued
     operations                                           --               0.01                --             (0.01)
                                                ------------       ------------      ------------      ------------
   Net income                                   $       0.17       $       0.16      $       0.30      $       0.23
                                                ============       ============      ============      ============

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                           Six Months Ended
                                                                      -------------------------
                                                                      April 28,        April 29,
                                                                        2001             2000
                                                                      --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  2,863         $  2,295
                                                                      --------         --------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Loss from discontinued operations                                  --               56
      Depreciation and amortization                                      2,941            3,107
      Amortization of deferred financing costs                             149              260
      Deferred income tax provision (benefit)                            1,826            3,111
       Changes in assets and liabilities:
        Accounts receivable                                              1,958            2,495
        Inventories                                                        (47)            (446)
        Prepaid expenses and other assets                                2,706             (583)
        Accounts payable                                                (3,351)            (136)
        Accrued expenses and other liabilities                          (7,317)             947
        Other, net                                                         270           (1,888)
                                                                      --------         --------
   Total adjustments                                                      (865)           6,923
                                                                      --------         --------
   Net cash provided by continuing operating activities                  1,998            9,218
   Net cash from discontinued operations                                    --           14,203
                                                                      --------         --------
   Net cash provided by operating activities                             1,998           23,421
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Property and equipment additions                                    (4,650)          (1,136)
    Proceeds from assets held for sale                                  27,539               --
                                                                      --------         --------
    Net cash provided by (used in) investing activities                 22,889           (1,136)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                              (161)              --
    Purchase of treasury stock                                          (2,104)              --
    Net proceeds from exercise of stock options                            314               --
    Revolving credit facility repayments, net                          (23,329)         (20,663)
    Repayment of other long-term debt                                     (720)            (462)
                                                                      --------         --------
    Net cash used in financing activities                              (26,000)         (21,125)
                                                                      --------         --------

NET INCREASE (DECREASE) IN CASH                                         (1,113)           1,160
CASH AT BEGINNING OF PERIOD                                              2,216              427
                                                                      --------         --------

CASH AT END OF PERIOD                                                 $  1,103         $  1,587
                                                                      ========         ========

SUPPLEMENTAL INFORMATION ON CASH FLOWS
    FROM CONTINUING OPERATIONS:
    Interest paid                                                     $  1,980         $  3,458
    Income taxes paid, net                                                 390              187

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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 28, 2001 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company"s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 ("Fiscal 2000"). The results of operations for the interim period are not necessarily indicative of the operating results for the full year. Certain amounts have been reclassified to conform to the current presentation, including amounts related to the sale of the Company's Apparel Division on November 17, 2000.

2.       Inventories (in thousands):

                                                                  April 28,       October 28,
                                                                     2001             2000
                                                                ------------      ------------
              Raw materials and supplies                        $      3,955      $      5,796
              Work-in-process                                          4,957             5,135
              Finished goods                                           9,718             7,652
                                                                ------------      ------------
                  Total                                         $     18,630      $     18,583
                                                                ============      ============

3.       Long-Term Debt (in thousands):

                                                                  April 28,        October 28,
                                                                     2001              2000
                                                                ------------      ------------
              Senior credit facility, revolving line of credit  $     24,968      $     48,000
              Equipment financing                                       -                  736
              Capital lease obligation                                 3,448             3,729
                                                                ------------      ------------
                  Total                                               28,416            52,465
              Less current portion                                      (597)             (936)
                                                                ------------      ------------
              Long-term portion                                 $     27,819      $     51,529
                                                                ============      ============

         On May 9, 2001, JPS, Elastomerics and C&I replaced the existing syndicated senior revolving credit facility led by Citibank which was scheduled to mature in November, 2001 with a new Revolving Credit and Security Agreement with First Union National Bank. As a result of this refinancing, the borrowings at April 28, 2001 have been classified as long-term. The new facility provides for a revolving credit loan facility and letters of credit ("the Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $35 million or (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $10,000,000 subject to reduction). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. As of April 28, 2001, the Company was in compliance with all of the restrictions and all financial covenants of its previous Credit Agreement and is currently in compliance with all of the restrictions and covenants of its new Revolving Credit Facility as well. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin (the "Applicable Margin") based upon the Company's debt to EBITDA ratio. As of May 9, 2001, the Company's effective interest rate was approximately 5.4%, and it had approximately $10 million available for borrowing under the Revolving Credit Facility.

4.       Discontinued Operations

         Apparel Fabric Business - On November 17, 2000, the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $61.1 million and operating income of $2.0 million in the Six Months Ended April 29, 2000. The Company allocated interest expense of $1.6 million for purposes of determining loss from discontinued operations for the six months ended April 29, 2000. The consideration for the sale consisted of approximately $27.5 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the Apparel Fabric Business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related Reorganization Value to realizable value and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

5.       Contingencies

         At April 28, 2001, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $90.0 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2003 through 2021. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $107.0 million (subject to adjustment) which expire in 2004 through 2021. In addition, the Company has alternative minimum tax credits of approximately $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The increase in net operating loss carryforwards from year end results primarily from the sale of the Apparel Division which was recorded in the first quarter for tax purposes.

         The Company"s ability to utilize its net operating loss carryforwards realized prior to completion of the Plan of Reorganization is limited under the income tax laws as a result of the change in the ownership of the Company's stock occurring as a part of the Plan of Reorganization. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. In addition, a future change in ownership will result in substantial additional limitations on the Company's remaining net operating loss carryforwards. Due to this and the Company"s operating history, it is uncertain that it will be able to utilize all of its deferred tax assets. Therefore, a valuation allowance of approximately $29.2 million has been provided.

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

                                          Three Months Ended                Six Months Ended
                                       ------------------------         ------------------------
                                       April 28,       April 29,        April 28,       April 29,
                                         2001            2000             2001             2000
                                       --------        --------         --------        --------
Net sales:
     Elastomerics                      $ 21,840        $ 20,745         $ 40,816        $ 39,053
     Glass                               17,697          21,800           37,354          39,866
                                       --------        --------         --------        --------
                                         39,537          42,545           78,170          78,919
     Less intersegment sales(1)              --          (1,506)              --          (2,743)
                                       --------        --------         --------        --------
     Net sales                         $ 39,537        $ 41,039         $ 78,170        $ 76,176
                                       ========        ========         ========        ========


                                                  (Table continued on next page)

(Table continued from previous page)

                                        Three Months Ended           Six Months Ended
                                     -----------------------     -----------------------
                                     April 28,     April 29,     April 28,     April 29,
                                       2001          2000          2001          2000
                                      ------        ------        ------        ------
Operating profit(2):
     Elastomerics                     $1,245        $2,138        $2,192        $3,456
     Glass                             1,950         1,727         3,982         2,615
                                      ------        ------        ------        ------
     Operating profit                  3,195         3,865         6,174         6,071
Interest expense                         634           845         1,485         1,698
                                      ------        ------        ------        ------
Income before income taxes
   and discontinued operations        $2,561        $3,020        $4,689        $4,373
                                      ======        ======        ======        ======


                            April 28,        October 28,
                               2001             2000
                            ---------        ---------
Identifiable assets:
     Elastomerics           $  57,024        $  74,801
     Glass                     59,850           74,569
     Eliminations                  --           (1,128)
                            ---------        ---------

        Total assets        $ 116,874        $ 148,242
                            =========        =========

(1) Intersegment sales consisted primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment and were discontinued in Fiscal 2000. All intersegment revenues and profits are eliminated in the accompanying condensed consolidated financial statements.

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

Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company's actual results in Fiscal 2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting manufacturing businesses, actions of a variety of domestic and foreign competitors, changes in demand in the primary markets of JPS, the seasonality of the Company's sales, changes in the Company's costs of claims, raw materials and energy, and the Company's dependence on key personnel.

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

Three Months Ended April 28, 2001 (the "2001 Second Quarter") Compared to the Three Months Ended April 29, 2000 (the "2000 Second Quarter")

Consolidated net sales decreased $1.5 million, or 3.7%, from $41.0 million in the 2000 second quarter to $39.5 million in the 2001 second quarter. Operating profit decreased $0.7 million from $3.9 million in the 2000 second quarter to $3.2 million in the 2001 second quarter.

Net sales in the 2001 second quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane and extruded urethane products, increased $1.1 million, or 5.3%, to $21.8 million from $20.7 million in the 2000 second quarter. This increase is primarily attributable to higher sales of urethane products as well as roofing accessories and services which offset lower roofing membrane sales resulting from the lower overall demand and resulting lower prices in the commercial roofing market.

Operating profit for the Elastomerics segment decreased $0.9 million from $2.1 million in the 2000 second quarter to $1.2 million in the 2001 second quarter. The decrease is due to lower roofing pricing and manufacturing efficiencies, as well as overall higher energy costs in addition to a one-time gain experienced in Fiscal Year 2000 as a result of the adjustment of certain warranty reserves.

Net sales in the Glass segment, which includes mechanically-formed substrates constructed of synthetics and fiberglass for electronic components, construction products, aerospace components, industrial insulation, and filtration applications decreased $2.6 million, or 12.8%, from $20.3 million in the 2000 second quarter to $17.7 million in the 2001 second quarter, excluding all intersegment sales. The decrease is caused by lower sales of electronic substrates as a result of lower market demand partially offset by higher sales of the Company's other industrial products.

Operating profit for the Glass segment increased $0.2 million from $1.7 million in the 2000 second quarter to $1.9 million in the 2001 second quarter. This increase reflects ongoing cost reduction and product quality improvement initiatives which offset margin decreases and lower manufacturing efficiencies.

Interest expense in the 2001 second quarter was $0.2 million less than the 2000 second quarter as a result of lower debt levels.

Six Months Ended April 28, 2001 (the "2001 Six-Month Period") Compared to the Six Months Ended April 29, 2000 (the "2000 Six-Month Period")

Consolidated net sales increased $2.0 million, or 2.6%, from $76.2 million in the 2000 six-month period to $78.2 million in the 2001 six-month period. Operating profit increased $0.1 million from $6.1 million in the 2000 six-month period to $6.2 million in the 2001 six-month period.

Net sales in the 2001 six-month period in the Elastomerics segment increased $1.7 million, or 4.3%, to $40.8 million from $39.1 million in the 2000 six-month period. This increase is primarily attributable to higher sales of urethane products as well as roofing accessories and services which offset lower roofing membrane sales resulting from lower prices and the lower overall demand in the commercial roofing market.

Operating profit for the Elastomerics segment decreased $1.3 million from $3.5 million in the 2000 six-month period to $2.2 million in the 2001 six-month period. This decrease is due to lower roofing pricing and manufacturing efficiencies, as well as higher overall energy costs in addition to a one-time gain experienced in Fiscal Year 2000 as a result of the adjustment of certain warranty reserves.

Net sales in the Glass segment increased $0.3 million, or 0.8%, from $37.1 million in the 2000 six-month period to $37.4 million in the 2001 six-month period, excluding all intersegment sales. The increase is primarily attributable to higher sales of the Company's industrial products which offset the lower sales of electronics substrates late in the second quarter of 2001.

Operating profit for the Glass segment increased $1.4 million from $2.6 million in the 2000 six-month period to $4.0 million in the 2001 six-month period as a result of cost reduction efforts, quality enhancements and higher operating efficiencies through the first five months of 2001.

Interest expense in the 2001 six-month period was $1.5 million compared to $1.7 million in the 2000 six-month period, reflecting lower debt levels.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 for additional discussion of the revolving credit facility.

Year to date for 2001, cash provided by operating activities was $2.0 million. Working capital, excluding assets held for sale, at October 28, 2000 was $28.7 million compared with $32.2 million at April 28, 2001. Accounts receivable decreased by $2.0 million from October 28, 2000 to April 28, 2001 due to timing. Inventories remained flat from October 28, 2000 to April 28, 2001 despite challenging market conditions as a result of the Company's attention to inventory management. Prepaid and other assets decreased $2.7 million due to timing. Accounts payable and accrued expenses decreased by $8.8 million from October 28, 2000 to April 28, 2001 as a result of payment of Fiscal 2000 Incentive Compensation and lower general payables.

The principal use of cash in 2001 was for capital expenditures of $4.7 million for upgrade of the Company's manufacturing operations and the repayment of long-term debt of approximately $24.1 million. The Company also used $2.1 million to repurchase outstanding shares of its common stock. On November 17, 2000, the Company received approximately $27.5 million in proceeds from the sale of its Apparel division as discussed under the caption "Fiscal 2000 Compared With Fiscal 1999" in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000. Such funds were used to further reduce the Company's outstanding indebtedness under its Revolving Credit Facility and certain equipment loans. The Company anticipates that its total capital expenditures in Fiscal 2001 will be $5.0 million to $6.0 million and expects such amounts to be funded by cash from operations and bank financing sources.

Based upon the ability to generate working capital through its operations and its new Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

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

Currently, all of the Company"s debt bears interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company"s consolidated financial position, results of operations, or cash flows would not be material.

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

1.   Legal Proceedings                                           None

2.   Changes in Securities                                       None

3.   Defaults Upon Senior Securities                             None

4.   Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders was held on February 27, 2001 in New York, New York for the following purposes:

         (1) To elect six (6) members of the Board of Directors to serve for a one year term expiring at the 2002 Annual Meeting of
                  Stockholders:

                                           For                  Against
                                           ---                  -------
          Michael L. Fulbright             8,601,443            12,849
          Robert J. Capozzi                8,601,443            12,849
          Jeffrey S. Deutschman            8,601,443            12,849
          Nicholas P. DiPaolo              8,601,443            12,849
          John M. Sullivan, Jr.            8,601,443            12,849
          Charles R. Tutterow              8,601,443            12,849

         (2) To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the 2001 fiscal year:

                                   For                  Against         Abstain
                                   ---                  -------         -------
                                   8,610,292            1,000           3,000

5.   Other Information                                           None

6.   Exhibits and Reports on Form 8-K:

     (a) Exhibits:

         (10) Revolving Credit and Security Agreement dated May 9, 2001, by and among JPS, C&I, Elastomerics and First Union National Bank.

         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

     (b) Current Reports on Form 8-K:

         (i) No reports on Form 8-K were filed for the Second Quarter ended April 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JPS INDUSTRIES, INC.

Date:  June 8, 2001                    /s/ Charles R. Tutterow
                                       -----------------------------------------
                                       Charles R. Tutterow
                                       Executive Vice President, Chief Financial
                                          Officer and Secretary