Form 10-Q
period 2001-07-28
JPS INDUSTRIES INC
filed 2001-09-07
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 28, 2001

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

Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date: 9,284,643 shares of the Company"s Common Stock were outstanding as of August 13, 2001.

JPS INDUSTRIES, INC.
INDEX

                                                                                  Page
PART I.  FINANCIAL INFORMATION                                                   Number

   Item 1.  Condensed Consolidated Balance Sheets
                July 28, 2001 (Unaudited) and October 28, 2000................     3

            Condensed Consolidated Statements of Operations
                Three Months and Nine Months Ended July 28, 2001 and
                July 29, 2000 (Unaudited).....................................     4

            Condensed Consolidated Statements of Cash Flows
                Nine Months Ended July 28, 2001 and
                July 29, 2000 (Unaudited).....................................     5

            Notes to Condensed Consolidated Financial Statements (Unaudited)..     6

   Item 2.  Management"s Discussion and Analysis of Financial Condition
                and Results of Operations.....................................     9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........    11

PART II. OTHER INFORMATION ...................................................    12

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                 July 28,         October 28,
                                                                                   2001               2000
                                                                                 ---------         ---------
                                                                                (Unaudited)
ASSETS

Current assets:
   Cash                                                                          $   1,177         $   2,216
   Accounts receivable                                                              22,321            27,640
   Inventories (Note 2)                                                             18,911            18,583
   Prepaid expenses and other (Note 5)                                               3,938             6,993
   Net assets of discontinued operations (Note 4)                                       --            27,539
                                                                                 ---------         ---------
     Total current assets                                                           46,347            82,971

Property, plant and equipment, net                                                  44,995            43,439
Reorganization value in excess of amounts allocable
   to identifiable assets                                                            2,841             2,971
Other assets                                                                        19,057            18,861
                                                                                 ---------         ---------

     Total assets                                                                $ 113,240         $ 148,242
                                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $   9,705         $  13,303
   Accrued interest                                                                     92               759
   Accrued salaries, benefits and withholdings                                       2,263             6,776
   Other accrued expenses                                                            3,662             4,924
   Current portion of long-term debt (Note 3 and Note 4)                               608               936
                                                                                 ---------         ---------
     Total current liabilities                                                      16,330            26,698

Long-term debt (Note 3 and Note 4)                                                  23,706            51,529
Other long-term liabilities                                                         18,216            17,607
                                                                                 ---------         ---------
     Total liabilities                                                              58,252            95,834
                                                                                 ---------         ---------

SHAREHOLDERS' EQUITY:
   Common stock- $.01 par value; authorized -
     22,000,000 shares; issued - 10,000,000 shares; outstanding -
     9,282,977 shares in 2001 and 9,732,500 shares in 2000                             100               100
   Additional paid-in capital                                                      124,432           124,190
   Treasury stock (at cost) - 717,023 in 2001 and
     267,500 shares in 2000                                                         (2,782)           (1,263)
   Accumulated deficit                                                             (66,762)          (70,619)
                                                                                 ---------         ---------
     Total shareholders' equity                                                     54,988            52,408
                                                                                 ---------         ---------

     Total liabilities and shareholders' equity                                  $ 113,240         $ 148,242
                                                                                 =========         =========

Note: The condensed consolidated balance sheet at October 28, 2001 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                               ------------------------------       ------------------------------
                                                 July 28,          July 29,           July 28,          July 29,
                                                   2001              2000               2001              2000
                                               ------------      ------------       ------------      ------------

Net sales                                      $     34,925      $     43,825       $    113,095      $    120,001
Cost of sales                                        28,005            32,988             88,543            90,043
                                               ------------      ------------       ------------      ------------

Gross profit                                          6,920            10,837             24,552            29,958

Selling, general and administrative
   expenses                                           4,830             7,090             16,288            20,146
Other income, net                                         1                 6                  1                12
                                               ------------      ------------       ------------      ------------

Operating profit                                      2,091             3,753              8,265             9,824
Interest expense                                        463               836              1,948             2,534
                                               ------------      ------------       ------------      ------------
Income before income taxes
   and discontinued operations                        1,628             2,917              6,317             7,290
Provision for income taxes                              634               953              2,460             2,975
                                               ------------      ------------       ------------      ------------

Income from continuing operations                       994             1,964              3,857             4,315

Loss from discontinued operations                        --              (548)                --              (604)
                                               ------------      ------------       ------------      ------------

   Net income                                  $        994      $      1,416       $      3,857      $      3,711
                                               ============      ============       ============      ============


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   Basic                                          9,261,763         9,983,750          9,357,644         9,991,875
                                               ============      ============       ============      ============
   Diluted                                        9,537,752        10,107,398          9,616,722        10,055,153
                                               ============      ============       ============      ============

Basic earnings per common share:
   Income from continuing operations           $       0.11      $       0.19       $       0.41      $       0.43
   Discontinued operations, net of taxes:
      Loss from discontinued operations                  --             (0.05)                --             (0.06)
                                               ------------      ------------       ------------      ------------
NET INCOME                                     $       0.11      $       0.14       $       0.41      $       0.37
                                               ============      ============       ============      ============

Diluted earnings per common share:
   Income from continuing operations           $       0.10      $       0.19       $       0.40      $       0.43
   Discontinued operations, net of taxes:
      Loss from discontinued operations                  --             (0.05)                --             (0.06)
                                               ------------      ------------       ------------      ------------
NET INCOME                                     $       0.10      $       0.14       $       0.40      $       0.37
                                               ============      ============       ============      ============

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                          Nine Months Ended
                                                                      -------------------------
                                                                      July 28,         July 29,
                                                                        2001             2000
                                                                      --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  3,857         $  3,711
                                                                      --------         --------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Loss from discontinued operations                                  --              604
      Depreciation and amortization                                      4,613            4,615
      Amortization of deferred financing costs                             235              391
      Deferred income tax provision (benefit)                            2,460            4,048
       Changes in assets and liabilities:
        Accounts receivable                                              5,319             (666)
        Inventories                                                       (328)           1,032
        Prepaid expenses and other assets                                  595           (1,251)
        Accounts payable                                                (3,598)            (426)
        Accrued expenses and other liabilities                          (6,442)           1,914
        Other, net                                                         408           (4,178)
                                                                      --------         --------
   Total adjustments                                                     3,262            6,083
                                                                      --------         --------
   Net cash provided by continuing operating activities                  7,119            9,794
   Net cash from discontinued operations                                    --           12,461
                                                                      --------         --------
   Net cash provided by operating activities                             7,119           22,255
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Property and equipment additions                                    (5,735)          (1,673)
    Proceeds from assets held for sale                                  27,539               --
                                                                      --------         --------
    Net cash provided by (used in) investing activities                 21,804           (1,673)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                              (197)              --
    Purchase of treasury stock                                          (2,104)            (133)
    Net proceeds from exercise of stock options                            490               --
    Revolving credit facility borrowings (repayments), net             (27,287)         (19,110)
    Repayment of other long-term debt                                     (864)            (689)
                                                                      --------         --------
    Net cash used in financing activities                              (29,962)         (19,932)
                                                                      --------         --------

NET INCREASE (DECREASE) IN CASH                                         (1,039)             650
CASH AT BEGINNING OF PERIOD                                              2,216              427
                                                                      --------         --------

CASH AT END OF PERIOD                                                 $  1,177         $  1,077
                                                                      ========         ========

SUPPLEMENTAL INFORMATION ON CASH FLOWS
    FROM CONTINUING OPERATIONS:
    Cash interest paid                                                $  1,714         $  4,765
    Cash income taxes paid, net                                            477              269

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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 28, 2001 and for all periods presented have been made.

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

2.       Inventories (in thousands):

                                  July 28,     October 28,
                                    2001           2000
                                  -------        -------
Raw materials and supplies        $ 3,901        $ 5,796
Work-in-process                     4,999          5,135
Finished goods                     10,011          7,652
                                  -------        -------
    Total                         $18,911        $18,583
                                  =======        =======

3.       Long-Term Debt (in thousands):

                                                        July 28,        October 28,
                                                          2001             2000
                                                        --------         --------
Senior credit facility, revolving line of credit        $ 21,011         $ 48,000
Equipment financing                                           --              736
Capital lease obligation                                   3,303            3,729
                                                        --------         --------
    Total                                                 24,314           52,465
Less current portion                                        (608)            (936)
                                                        --------         --------
Long-term portion                                       $ 23,706         $ 51,529
                                                        ========         ========

         On May 9, 2001, the Company replaced the existing syndicated senior revolving credit facility with a new Revolving Credit and Security Agreement with First Union National Bank. The new facility provides for a revolving credit loan facility and letters of credit ("the Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $35 million or (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $10,000,000 subject to reduction). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. The Company is currently in compliance with all of the restrictions and covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin (the "Applicable Margin") based upon the Company's debt to EBITDA ratio. As of July 28, 2001, the Company's effective interest rate was 5.0%, and it had approximately $14 million available for borrowing under the Revolving Credit Facility.

4.       Discontinued Operations

         Apparel Fabric Business - On November 17, 2000, the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $90.1 million and operating income of $2.4 million in the Nine Months Ended July 29, 2000. The consideration for the sale consisted of approximately $27.5 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the Apparel Fabric Business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related Reorganization Value to realizable value and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

5.       Contingencies

         At July 28, 2001, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $85.0 million (subject to adjustment by the Internal Revenue Service). The net operating loss carryforwards expire in years 2003 through 2021. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $104.5 million (subject to adjustment) which expire in 2004 through 2021. In addition, the Company has alternative minimum tax credits of approximately $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation. The increase in net operating loss carryforwards from year end results primarily from the sale of the Apparel Division which was recorded in the first quarter for tax purposes.

         The Company"s ability to utilize its net operating loss carryforwards is limited under the income tax laws as a result of a change in the ownership of the Company's stock. The effect of such ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Due to the Company"s operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $29.2 million has been provided.

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

                                           Three Months Ended                 Nine Months Ended
                                       --------------------------         --------------------------
                                        July 28,         July 29,          July 28,         July 29,
                                         2001              2000              2001             2000
                                       ---------        ---------         ---------        ---------
Net sales:
     Elastomerics                      $  19,913        $  22,403         $  60,729        $  61,456
     Glass                                15,012           22,866            52,366           62,732
                                       ---------        ---------         ---------        ---------
                                          34,925           45,269           113,095          124,188
     Less intersegment sales(1)               --           (1,444)               --           (4,187)
                                       ---------        ---------         ---------        ---------
     Net sales                         $  34,925        $  43,825         $ 113,095        $ 120,001
                                       =========        =========         =========        =========

Operating profit(2):
     Elastomerics                      $   1,043        $   1,825         $   3,235        $   5,281
     Glass                                 1,048            1,928             5,030            4,543
                                       ---------        ---------         ---------        ---------
     Operating profit                      2,091            3,753             8,265            9,824
Interest expense                             463              836             1,948            2,534
                                       ---------        ---------         ---------        ---------
Income before income taxes
   and discontinued operations         $   1,628        $   2,917         $   6,317        $   7,290
                                       =========        =========         =========        =========

                             July 28,        October 28,
                               2001             2000
                            ---------        ---------
Identifiable assets:
     Elastomerics           $  55,624        $  74,801
     Glass                     57,616           74,569
     Eliminations                  --           (1,128)
                            ---------        ---------

        Total assets        $ 113,240        $ 148,242
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

Three Months Ended July 28, 2001 (the "2001 Third Quarter") Compared to the Three Months Ended July 29, 2000 (the "2000 Third Quarter")

Consolidated net sales decreased $8.9 million, or 20.3%, from $43.8 million in the 2000 third quarter to $34.9 million in the 2001 third quarter. Operating profit decreased $1.7 million from an operating profit of $3.8 million in the 2000 third quarter to an operating profit of $2.1 million in the 2001 third quarter.

Net sales in the 2001 third quarter in the Elastomerics segment, which includes single-ply roofing, environmental membrane, and extruded urethane products, decreased $2.5 million, or 11.1%, from $22.4 million in the 2000 third quarter to $19.9 million in the 2001 third quarter. This decrease is primarily attributable to lower product demand as a result of the general economic slowdown.

Operating profit for the Elastomerics segment decreased $0.8 million from $1.8 million in the 2000 third quarter to $1.0 million in the 2001 third quarter. The decrease is due to lower contribution from sales and higher manufacturing, utility, and insurance costs.

Net sales in the Glass segment, which includes mechanically-formed substrates constructed of synthetics and fiberglass for electronic components, construction products, aerospace components, industrial insulation, and filtration applications decreased $7.9 million, or 34.3%, from $22.9 million in the 2000 third quarter to $15.0 million in the 2001 third quarter. The decrease resulted from dramatically lower demand levels for the Company's electronic substrate products partially offset by stronger demand for some of the Company's other industrial products.

Operating profit for the Glass segment decreased $0.9 million from $1.9 million in the 2000 third quarter to $1.0 million in the 2001 third quarter. This decrease reflects lower contribution from sales and higher manufacturing, utility, and insurance costs.

Interest expense in the 2001 third quarter was $0.4 million less than the 2000 third quarter as a result of lower debt levels and interest rates.

Nine Months Ended July 28, 2001 (the "2001 Nine-Month Period") Compared to the Nine Months Ended July 29, 2000 (the "2000 Nine-Month Period")

Consolidated net sales decreased $6.9 million, or 5.8%, from $120.0 million in the 2000 nine-month period to $113.1 million in the 2001 nine-month period. Operating profit decreased $1.5 million from $9.8 million in the 2000 nine-month period to $8.3 million in the 2001 nine-month period.

Net sales in the 2001 nine-month period in the Elastomerics segment decreased $0.7 million, or 1.2%, from $61.4 million in the 2000 nine-month period to $60.7 million in the 2001 nine-month period. This decrease is primarily attributable to lower product demand as a result of the general economic slowdown beginning in the third quarter.

Operating profit for the Elastomerics segment decreased $2.1 million from $5.3 million in the 2000 nine-month period to $3.2 million in the 2001 nine-month period. This decrease is due to lower contribution from sales and higher manufacturing, utility, and insurance costs.

Net sales in the Glass segment decreased $10.3 million, or 16.4%, from $62.7 million in the 2000 nine-month period to $52.4 million in the 2001 nine-month period. The decrease is primarily attributable to lower demand for the Company's electronic substrate products.

Operating profit for the Glass segment increased $0.5 million from $4.5 million in the 2000 nine-month period to $5.0 million in the 2001 nine-month period as a result of cost reduction efforts, quality enhancements, and improved operating efficiencies offsetting lower contribution from sales and higher insurance and utility costs.

Interest expense in the 2001 nine-month period was $1.9 million compared to $2.5 million in the 2000 nine-month period, reflecting lower debt levels and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 for additional discussion of the revolving credit facility.

Year to date for 2001, cash provided by operating activities was $7.1 million. Working capital, excluding assets held for sale, at October 28, 2000 was $28.7 million compared with $30.0 million at July 28, 2001. Accounts receivable decreased by $5.3 million from October 28, 2000 to July 28, 2001 due to timing and sales levels. Inventories increased $0.3 million from October 28, 2000 to July 28, 2001. Accounts payable and accrued expenses decreased by $10.0 million from October 28, 2000 to July 28, 2001 as a result of payment of Fiscal 2000 Incentive Compensation and lower general payables.

The principal uses of cash in 2001 were for capital expenditures of $5.7 million to upgrade the Company's manufacturing operations and the repayment of long-term debt of approximately $28.2 million. The Company also used $2.1 million to repurchase outstanding shares of its common stock. On November 17, 2000, the Company received approximately $27.5 million in proceeds from the sale of its Apparel division as discussed under the caption "Fiscal 2000 Compared With Fiscal 1999" in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000. Such funds were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility and certain equipment loans. The Company anticipates that its total capital expenditures in Fiscal 2001 will be approximately $6 million and expects such amounts to be funded by cash from operations and bank financing sources.

Based upon the ability to generate working capital through its operations and its new Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company"s Revolving Credit Facility bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR). The Company does not speculate on the future direction of interest rates. Currently, all of the Company"s debt bears interest at the 30-day LIBOR rate plus an applicable margin based upon the Company's debt to EBITDA ratio. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company"s consolidated financial position, results of operations, or cash flows would not be material.

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

     (b) Current Reports on Form 8-K:

         (i) No reports on Form 8-K were filed for the Third Quarter ended July 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JPS INDUSTRIES, INC.

Date: September 7, 2001                /s/ Charles R. Tutterow
                                       -----------------------------------------
                                       Charles R. Tutterow
                                       Executive Vice President, Chief Financial
                                          Officer and Secretary