Form 10-K
period 2001-10-27
JPS INDUSTRIES INC
filed 2002-01-25
CIK 846615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 27, 2001

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

           Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, Par Value $.01 per share, 22,000,000 shares authorized;
                10,000,000 shares issued, 9,271,756 outstanding.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         As of January 22, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on January 22, 2002, as reported by the Nasdaq National Market, was approximately $45,709,757.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: [X]

         As of the date hereof, 10,000,000 of the registrant's Common Stock $.01 par value per share were issued and 9,271,756 were outstanding.

         The Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 2002 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                              JPS INDUSTRIES, INC.

                                Table of Contents

                                     PART I

Item 1.    BUSINESS..............................................................    3

Item 2.    PROPERTIES............................................................    9

Item 3.    LEGAL PROCEEDINGS.....................................................   10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS....................   10

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS...........................................   10

Item 6.    SELECTED HISTORICAL FINANCIAL DATA....................................   11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.............................................   13

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............   18

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................   20

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...................................   42

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................   43

Item 11.   EXECUTIVE COMPENSATION................................................   43

Item 12.   SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT...........   43

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................   43

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K........   43

           INDEX TO EXHIBITS.....................................................   44

           SIGNATURES............................................................   48

                                     PART I


ITEM 1.       BUSINESS

GENERAL

Unless the context otherwise requires, the terms "JPS" and the "Company" as used in this Form 10-K mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

The Company is a major U.S. manufacturer of extruded urethanes, polypropylenes and mechanically formed glass substrates for specialty industrial applications. JPS specialty industrial products are used in a wide range of applications, including: printed electronic circuit boards; advanced composite materials; aerospace components; filtration and insulation products; surf boards; construction substrates; high performance glass laminates for security and transportation applications; plasma display screens; athletic shoes; commercial and industrial roofing systems; reservoir covers; and medical, automotive and industrial components. Headquartered in Greenville, South Carolina, the Company operates manufacturing locations in Slater, South Carolina; Westfield, North Carolina; and Easthampton, Massachusetts.

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

Through the implementation of the Plan of Reorganization, as of the Effective Date, JPS's most significant financial obligations were restructured:
$240,091,318 in face amount of outstanding Old Debt Securities were exchanged for, among other things, $14.0 million in cash, 99.25% of the shares of Common Stock and $34.0 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the "Contingent Notes"); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were canceled; warrants (which have expired) to purchase up to 5% of the common stock of JPS (the "New Warrants") with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS's senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements. As a result of the restructuring, JPS's only significant debt obligation is its guaranty of the obligations of its operating subsidiaries under the Revolving Credit Facility. The equipment loan contracts, which are long-term obligations of the operating subsidiaries, are not guaranteed by, or otherwise obligations of, JPS. In August 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34.0 million in principal amount of JPS Capital's Contingent Notes.

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

JPS Elastomerics

Through its JPS Elastomerics division, the Company is a market leader in the manufacturing and marketing of scrim-reinforced, heat-weldable, single-ply roofing membrane that is sold globally through a network of roofing distributors. The Company offers a polypropylene-based material, a Hypalon(R) (chlorosulfonated polyethylene)-based material, and a PVC-based material. These products, marketed under Stevens(R) Roofing Systems, are sold primarily to roofing distributors and contractors who install new and retrofitted roofs for commercial, industrial, and institutional construction. The Company is a major manufacturer and global marketer of polyurethane film, sheet, tubing, cord, and profile for a myriad of applications in security, athletic, automotive, medical, industrial, and consumer products industries.

JPS Glass

Through its JPS Glass segment, the Company manufactures and markets mechanically formed fiberglass substrates. Fiberglass substrates exhibit dimensional stability, moisture resistance, high strength, fire and chemical resistance, low dielectric properties and thermal conductivity, and as a result of these many attributes, they provide an excellent platform for the construction of printed circuit boards, substrates for exterior insulation facing systems, filtration products, surfboard substrates, composite materials for aircraft cabin interiors and cargo liners, and other numerous technical, industrial applications.

The Company is a leading producer of AstroQuartz(R) substrates formed from quartz filaments to produce sophisticated electronic circuit boards and extremely high temperature thermal insulation for the defense and civilian aerospace industries. The Company also offers its patented AcidFlex(R) and UltraFlex(R) filtration products to industrial manufacturers.

JPS's wholly-owned operating subsidiaries include JPS Elastomerics and JPS Converter and Industrial Corp. ("C&I"). JPS's other wholly-owned subsidiaries do not have any significant operations: JPS Capital, International Fabrics, Inc. ("Fabrics"), JPS Auto, Inc. ("Auto") and JPS Carpet Corp. ("Carpet").

MANUFACTURING

JPS Elastomerics

The Elastomerics division operates two facilities and employs approximately 255 employees. Construction products are produced from raw materials, where they are blended to proprietary specifications along with fire-retardant and UV stabilizers and then calendered on state-of-the-art equipment.

Polyurethane products are extruded in highly engineered blown film and flat sheet extrusion processes from urethane resins and additives. Depending on end uses, some materials are manufactured in class 10,000 clean zone environments.

JPS Glass

The Glass division operates one facility and employs approximately 385 employees. The Company purchases fiberglass and other specialty materials to mechanically form substrates which have proprietary finishes applied to meet individual customer specifications. These proprietary finishes are designed to act as the bonding agent between the fiberglass substrate and the customer's value-added application. In almost every case, the customer's product would have lower or unacceptable performance without the proprietary finish. These finishes are customer specific and developed over years of trial and development. All products are manufactured to customer specification and require certification to either military or customer specification prior to shipment.

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

MARKETING AND COMPETITION

The following is a discussion of marketing and competitive factors as they relate to each of the Company's divisions:

JPS Elastomerics

The commercial roofing industry is highly competitive with a number of major participants in all segments of the industry. Many of the Company's competitors are significantly larger in terms of aggregate sales. In the specialty segment of the single-ply market where the Company competes, there are more than 10 competitors, with the Company having the largest market share in this segment. Due to the success of the Company's EP product line and new product introductions in 2000 and 2001, management expects continued growth in this sector. Industry capacity additions over the past 24 months are likely to keep prices under pressure as the market growth rate lags the capacity expansion rate.

The Company markets it products under the Stevens(R) brand name using a push-pull strategy: pushing products through distribution to the roofing contractor and pulling products through the market by creating demand on the part of building owners, architects and specifiers.

The Company has approximately 20 field sales staff as well as a network of independent representatives, distributors and distributor-representatives as its sales force. In addition, the Company operates a sales office in the United Kingdom, has an extensive distribution network in Europe, and a licensing program in Asia. Marketing efforts in the roofing industry include (i) new product development to meet changing market demands, (ii) providing proprietary accessory products, (iii) implementing contractor-specific programs, and (iv) expanded national account efforts.

Geomembrane products are sold to a select group of fabricators and installers. The Company's marketing efforts are focused on supporting those companies in a variety of ways.

The Company's urethane products are marketed through both direct sales personnel and a nationwide network of independent representatives. The Company's products are sold to specification and each application has specific end-use performance requirements. As with the construction products, marketing efforts for urethane are multifaceted with new product development and engineering being critical factors to the success of these products.

JPS Glass

The glass substrate business is highly competitive and globally influenced because of the significant capacity that exists in Europe, Asia and North America. The Company believes itself to be the third largest North American producer of glass substrates, where the majority of its products are sold. Importantly, it is well-positioned because of the balance between its electrical components, fiberglass reinforced composites, construction, and insulation product lines. Additionally, within the electrical substrate product line (i.e., printed circuit boards) the Company's ability to commit substantially all of its capacity to light weight substrates is a market strength because they are used in a vast array of growing consumer product markets, such as cell phones, computers, pagers, as well as the electronic infrastructure for the internet.

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

The Company offers both aliphatic and aromatic polyurethane products. Aliphatic, which is used in glass clad polycarbonate laminates for security-glazing applications, is extruded in a clean zone environment to ensure maximum product cleanliness. Aromatic materials are extruded by blown film and flat sheet technologies. The Company spends a considerable amount of R&D effort to develop compounds to specifically meet customer needs. In addition, the Company provides specific surface finishes, textures, colors, etc. that may be required for end-use applications.

JPS Glass

R&D efforts include the continued refinement of silane chemistry and substrate processing, for high Tg resin systems, CAF (Conductive Anodic Filamentation) improvement and HDI (High Density Interlock) for improved laser drillability in the printed circuit board industry, development of soft moldable finishes for the building products industry, high-flex finishes to extend the life of filtration substrates for the power generation industry, and new low cost materials for the mechanically needled insulation industry. The product development effort is an ongoing customer specific process that is enhanced by the involvement of the division's vendor partners with the division's highly skilled research department.

BACKLOG

Unfilled open orders, which the Company believes are firm, were $20.0 million at October 27, 2001 and $24.5 million at October 28, 2000. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of October 27, 2001, will be filled in the 53-week period ending November 2, 2002 ("Fiscal 2002"). The Company believes that the amount of backlog provides limited indication of the sales volume that can be expected in coming months, and changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a given period.

No significant portion of the Company's business is subject to renegotiation of profits, or termination of contracts or subcontracts at the election of the government.

PATENTS, LICENSES AND TRADEMARKS

The following is a discussion of patent licenses and trademarks as they relate to each of the Company's divisions:

JPS Elastomerics

Products, such as commercial roofing, geomembranes and polyurethane, are marketed under the "Stevens" brand name. As such, the Company is in the process of securing U.S. trademarks for the following names: Stevens Roofing Systems(TM), Stevens Geomembranes(TM) and Stevens Urethane(TM). In addition, the Company currently holds U.S. trademarks on the names Hi-Tuff(R) and Hi-Tuff Plus(R). The Company also holds trademarks for the Hi-Tuff(TM) name in Canada, Mexico and certain European and Asian countries.

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

JPS Glass

A total of four patents and 36 trademarks are secured or are in the process of being secured by the Company for its Glass business. These include, but are not limited to: alkali resistant meshes for Exterior Insulation Facing Systems trademarked under the names of Versaflex(R), Duraflex(R), Ultraflex(R), Standardflex(R), and Gorilla-Mesh(TM); filtration products trademarked under the names AcidFlex(R), AcidBond(TM), and Ultraflex(R); substrates meeting high temperature requirements trademarked under the names, Tempratex(R) and Industro-Quartz(TM); special laser drillable substrates under the trademark APS(TM) (Ablative Precision Substrate); and Quartz Hybrid substrates with the Astralar(R) and AstroCarb(R) trademarks.

EMPLOYEES

As of October 27, 2001, the Company had 650 active employees of which 465 were hourly and 185 were salaried. None of the Company's employees are represented by unions. The Company believes it has good relations with its employees.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in Fiscal 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's industries, actions of competitors, changes in demand in certain markets, the Company's ability to meet its debt service obligations, the seasonality of the Company's sales, the volatility of the Company's raw material costs, claims and energy, and the Company's dependence on key personnel and certain large customers.

Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

ITEM 3.       LEGAL PROCEEDINGS.

The Company is a party to lawsuits in the normal course of its business including certain asbestos-based claims. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint, in the Circuit Court of Cook County, Illinois (Case No. 97C8586), against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's Hypalon roofing membrane installed during the 1980's on approximately 140 Sears stores. The Company believes it has meritorious defenses to the claims and intends to continue to defend the lawsuit vigorously. Management cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur and no provision for losses has been established in the Company's financial statements. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations and financial condition of the Company if not covered by insurance.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 2001.


                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

The common stock of the Company was approved for listing and trading on the Nasdaq National Market System under the stock symbol "JPST," effective January 30, 1998. Prior to that time, there was only sporadic trading of the common stock in the over-the-counter market. The following table presents the high and low sales prices for the common stock for each full quarterly period for the past two years.

                   FISCAL 2000                   HIGH             LOW
                   -----------                   ----             ---
                   First Quarter               $ 4.000          $2.750
                   Second Quarter                3.938           2.875
                   Third Quarter                 5.688           3.125
                   Fourth Quarter                5.750           3.875

                   FISCAL 2001                   HIGH             LOW
                   -----------                   ----             ---
                   First Quarter               $ 6.000          $3.250
                   Second Quarter                5.125           4.370
                   Third Quarter                 7.490           4.370
                   Fourth Quarter                6.900           3.370

As of January 22, 2002, there were approximately 19 holders of record of the Company's common stock.

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

ITEM 6.       SELECTED HISTORICAL FINANCIAL DATA.
              (Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years or periods indicated. The selected historical financial data for the period from November 3, 1996 to October 9, 1997, the period from October 10, 1997 to November 1, 1997, and the years ended October 31, 1998, October 30, 1999, October 28, 2000, and October 27, 2001 have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the yarn sales business (sold on July 23, 1999), the cotton commercial products business (sold on August 27, 1999), and the Apparel Division (sold on November 17, 2000), as discussed in
Note 2 to the Consolidated Financial Statements of the Company at Item 8 in this Form 10-K.

The financial statements for the period from October 10, 1997 to November 1, 1997 and for the years ended October 31, 1998, October 30, 1999, October 28, 2000, and October 27, 2001 reflect the Company's emergence from chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, certain of the selected financial data for the period from October 10, 1997 to November 1, 1997 and for the years ended October 31, 1998, October 30, 1999, October 28, 2000, and October 27, 2001 are not comparable to the selected financial data of prior periods. Therefore, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company." The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

                                     Predecessor  |
                                       Company    |                               Reorganized Company
                                     -----------  |  ------------------------------------------------------------------------------
                                     Period from  |  Period from       Fiscal Year     Fiscal Year      Fiscal Year     Fiscal Year
                                     November 3,  |  October 10,          Ended            Ended            Ended           Ended
                                       1996 to    |    1997 to         October 31,     October 30,      October 28,     October 27,
                                     October 9,   |   November 1,          1998            1999            2000            2001
INCOME STATEMENT DATA:                   1997     |      1997          (52 Weeks)       (52 Weeks)      (52 Weeks)      (52 Weeks)
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
                                                  |
Net sales                            $   146,926  |  $     14,724     $    155,944     $    156,867     $   167,978     $   147,626
Cost of sales                            109,760  |        10,602          119,727          121,579         126,380         116,888
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
Gross profit                              37,166  |         4,122           36,217           35,288          41,598          30,738
Selling, general and                              |
  administrative expenses                 23,094  |         1,744           25,134           26,978          27,368          21,162
Other expense (income), net                  302  |            (1)             (67)           1,663             (18)             (1)
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
Operating profit                          13,770  |         2,379           11,150            6,647          14,248           9,577
Valuation allowance on                            |
  Gulistan securities                     (5,070) |            --               --               --              --              --
Interest income                            2,744  |            94            1,038               --              --              --
Interest expense                         (29,425) |          (507)          (4,013)          (3,511)         (3,442)         (2,333)
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
Income (loss) before                              |
  reorganization items, income                    |
  taxes, discontinued operations                  |
  and extraordinary items                (17,981) |         1,966            8,175            3,136          10,806           7,244
Reorganization items:                             |
  Fair-value adjustments                  (4,651) |            --               --               --              --              --
  Professional fees and                           |
   expenses                               (8,420) |            --               --               --              --              --
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
Income (loss) before income taxes,                |
  discontinued operations and                     |
  extraordinary items                    (31,052) |         1,966            8,175            3,136          10,806           7,244
Income taxes (benefit)                    (8,821) |         1,177            3,462            1,997           4,517           2,818
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
Income (loss) from continuing                     |
  operations                             (22,231) |           789            4,713            1,139           6,289           4,426
Discontinued operations (net of                   |
  taxes):                                         |
  Income (loss) from                              |
   discontinued operations                (1,726) |         1,928          (15,377)          (4,485)           (104)             --
  Loss on disposal of                             |
   discontinued operations                    --  |            --               --          (18,096)        (47,415)             --
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
Income (loss) before                              |
  extraordinary items                    (23,957) |         2,717          (10,664)         (21,442)        (41,230)          4,426
Extraordinary gain on early                       |
  extinguishment of debt                 100,235  |            --               --               --              --              --
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
Net income (loss)                    $    76,278  |  $      2,717     $    (10,664)    $    (21,442)    $   (41,230)    $     4,426
                                     ===========  |  ============     ============     ============     ===========     ===========
                                                  |
Income (loss) applicable to                       |
  common stock                       $    72,451  |  $      2,717     $    (10,664)    $    (21,442)    $   (41,230)    $     4,426
                                     ===========  |  ============     ============     ============     ===========     ===========
                                                  |
Weighted average number                           |
  of shares outstanding                1,000,000  |    10,000,000       10,000,000       10,000,000       9,940,000       9,340,466
                                     ===========  |  ============     ============     ============     ===========     ===========

                                     Predecessor  |
                                       Company    |                               Reorganized Company
                                     -----------  |  ------------------------------------------------------------------------------
                                     Period from  |  Period from       Fiscal Year     Fiscal Year      Fiscal Year     Fiscal Year
                                     November 3,  |  October 10,          Ended            Ended            Ended           Ended
                                       1996 to    |    1997 to         October 31,     October 30,      October 28,     October 27,
                                     October 9,   |   November 1,          1998            1999            2000            2001
INCOME STATEMENT DATA:                   1997     |      1997          (52 Weeks)       (52 Weeks)      (52 Weeks)      (52 Weeks)
                                     -----------  |  ------------     ------------     ------------     -----------     -----------
                                                  |
                                                  |
Basic income (loss) per common                    |
  share:                                          |
Income (loss) from continuing                     |
  operations                         $   (26.06)  |    $   0.08         $   0.47        $   0.11        $   0.63        $   0.47
Discontinued operations (net of                   |
  taxes):                                         |
  Income (loss) from                              |
   discontinued operations                (1.73)  |        0.19            (1.54)          (0.44)          (0.01)             --
  Loss on disposal of                             |
   discontinued operations                   --   |          --               --           (1.81)          (4.77)             --
Extraordinary gain                       100.24   |          --               --              --              --              --
                                     ----------   |    --------         --------        --------        --------        --------
Net income (loss)                    $    72.45   |    $   0.27         $  (1.07)       $  (2.14)       $  (4.15)       $   0.47
                                     ==========   |    ========         ========        ========        ========        ========



BALANCE SHEET DATA:                              November 1,     October 31,    October 30,      October 28,     October 27,
                                                    1997            1998            1999            2000            2001
                                                 -----------     -----------    -----------      -----------     -----------
Working capital, excluding net assets
   held for sale                                  $ 27,281        $ 29,606        $ 29,148        $ 28,734        $ 26,801
Total assets                                       300,051         255,284         216,316         148,242         109,905
Total long-term debt, less current portion          94,891          98,693          79,806          51,529          19,287
Shareholders' equity                               126,047         109,528          94,653          52,408          55,247


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

                                         Fiscal Year              Fiscal Year             Fiscal Year
                                            Ended                     Ended                  Ended
                                         October 30,              October 28,             October 27,
                                            1999                     2000                    2001
                                         -----------              -----------             -----------
NET SALES
  Elastomerics                           $  80,035                $  86,595                $ 82,409
  Glass                                     83,453                   87,319                  65,217
                                         ---------                ---------                --------
                                           163,488                  173,914                 147,626
Less intersegment sales(1)                  (6,621)                  (5,936)                     --
                                         ---------                ---------                --------
Net sales                                $ 156,867                $ 167,978                $147,626
                                         =========                =========                ========


                                                  (Table continued on next page)

(Table continued from previous page)


                                          Fiscal Year           Fiscal Year         Fiscal Year
                                             Ended                 Ended              Ended
                                          October 30,           October 28,        October 27,
                                              1999                 2000                2001
                                         -------------        --------------      -------------
OPERATING PROFIT(2)
  Elastomerics                           $      4,889         $       7,458       $       3,922
  Glass                                         1,758                 6,790               5,655
                                         ------------         -------------       -------------
Operating profit                                6,647                14,248               9,577
Interest expense, net                          (3,511)               (3,442)             (2,333)
                                         ------------         -------------       -------------
Income before income taxes and
  discontinued operations                $      3,136         $      10,806       $       7,244
                                         ============         =============       =============


OTHER DATA

EBITDA(3)
  Elastomerics                           $      8,786         $      10,369       $       6,567
  Glass                                         5,934                10,036               8,807
                                         ------------         -------------       -------------
Total EBITDA                             $     14,720         $      20,405       $      15,374
                                         ============         =============       =============

(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment. All intersegment revenues and profits are eliminated in the consolidated financial statements.

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


RESULTS OF OPERATIONS

INTRODUCTION

The Company has repositioned itself from being largely textile oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications. This has been accomplished by successfully exiting the apparel fabric business and two other textile businesses, while intensifying its focus on the two businesses with growth potential, JPS Glass and JPS Elastomerics. On November 17, 2000, the Company sold its Apparel Division, thereby exiting the apparel fabrics business. On March 2, 1999, the Company sold its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. The

Company closed its Angle manufacturing facility in the third quarter of 1999 and sold the remaining plant on September 3, 1999, thereby streamlining the apparel business. On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales segment. On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products segment. The apparel, yarn sales and cotton commercial products segments are reported in the accompanying consolidated financial statements as discontinued operations. Additionally, Company-wide cost reduction measures were implemented at the beginning of Fiscal 1999, which included the elimination of certain jobs at estimated annualized savings of approximately $1.3 million. The Company is now focusing solely on improving the performance and profitability of its remaining core businesses: JPS Elastomerics and JPS Glass.

FISCAL 2001 COMPARED WITH FISCAL 2000

Consolidated net sales decreased $20.4 million, or 12.1%, from $168.0 million in Fiscal 2000 to $147.6 million in Fiscal 2001. Consolidated operating profit decreased $4.6 million from $14.2 million in Fiscal 2000 to $9.6 million in Fiscal 2001. Total selling, general and administrative expenses decreased from 16.3% of sales in Fiscal 2000 to 14.3% of sales in Fiscal 2001. Fiscal 2000 included $2.5 million of incentive payments. This percentage decrease results primarily from additional cost reduction efforts in Fiscal 2001.

JPS Elastomerics

Net sales in Fiscal 2001 in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, decreased $4.2 million, or 4.8%, from $86.6 million in Fiscal 2000 to $82.4 million in Fiscal 2001. The domestic roofing market continues to be characterized by intense competition driven by aggressive entrants into this market. The Company has addressed this challenge by instituting aggressive pricing strategies, development of new products, strengthening sales management in key territories, and taking actions to reduce operating costs. Sales of urethane products decreased due to lower overall demand for certain of the Company's extruded sheet products as a result of the general economic downturn experienced in the second half of Fiscal 2001.

Operating profit in Fiscal 2001 for the Elastomerics segment decreased $3.6 million from $7.5 million in Fiscal 2000 to $3.9 million in Fiscal 2001. The decrease resulted principally from lower sales and margins on roofing products partially offset with cost reduction measures and improved inventory management.

JPS Glass

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, decreased $16.2 million, or 19.9%, from $81.4 million in Fiscal 2000 to $65.2 million in Fiscal 2001 primarily as a result of the significant decline in demand for electronics-related substrates. The electronics industry represents the largest customer base for the Company's fiberglass products.

Operating profit in Fiscal 2001 for the Glass segment decreased $1.1 million from $6.8 million in Fiscal 2000 to $5.7 million in Fiscal 2001 resulting from improved manufacturing productivity and improved quality of its products and services which have partially offset higher insurance costs as well as declining prices and volume.

Other

Interest expense decreased $1.1 million to $2.3 million in Fiscal 2001 from $3.4 million in Fiscal 2000. Total long-term debt was reduced by approximately $32.6 million in Fiscal 2001 as a result of cash flow from operations and payment received on the sale of the Company's Apparel Division. The Company has also benefited from interest rate reductions.

On November 17, 2000 the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $125.4 million in Fiscal 2000. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the apparel fabric business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related reorganization value in excess of amounts allocable to identifiable assets, and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility (as defined below) which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

FISCAL 2000 COMPARED WITH FISCAL 1999

Consolidated net sales increased $11.1 million, or 7.1%, from $156.9 million in Fiscal 1999 to $168.0 million in Fiscal 2000. Consolidated operating profit increased $7.6 million from $6.6 million in Fiscal 1999 to $14.2 million in Fiscal 2000. Total selling, general and administrative expenses decreased from 17.2% of sales in Fiscal 1999 to 16.3% of sales in Fiscal 2000. Fiscal 2000 included $2.5 million of incentive payments while Fiscal 1999 included $1.7 million of severance and restructuring costs. The percentage decrease results primarily from cost reduction efforts and a higher revenue base.

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

JPS Glass

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, increased $4.5 million, or 5.9%, from $76.9 million in Fiscal 1999 to $81.4 million in Fiscal 2000. The electronics industry represents the largest customer base for the Company's fiberglass products. Strong worldwide demand resulted in favorable market conditions for the Company's electronic substrates. Further, strong demand for the Company's patented filtration products boosted sales along with increased orders for high quality quartz fabrics and certain other products. The Company has also taken actions to reduce costs, improve manufacturing productivity and improve the quality of its products and services which have offset raw material price increases.

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

On November 17, 2000 the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $137.6 million and $125.4 million in Fiscal 1999 and 2000, respectively. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the apparel fabric business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related reorganization value in excess of amounts allocable to identifiable assets, and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility (as defined below) which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility.

On May 9, 2001, the Company replaced the existing syndicated senior revolving credit facility with a new Revolving Credit and Security Agreement with First Union National Bank. The new facility provides for a revolving credit loan facility and letters of credit ("the Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $35 million or (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $9.9 million subject to reduction). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Revolving Credit Facility contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. The Company is currently in compliance with all of the restrictions and covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin (the "Applicable Margin") based upon the Company's debt to EBITDA ratio. As of October 27, 2001, the Company's effective interest rate was 3.6%, and it had approximately $17.3 million available for borrowing under the Revolving Credit Facility.

Year to date for 2001, cash provided by operating activities was $11.1 million. Working capital, excluding assets held for sale, at October 28, 2000 was $28.7 million compared with $26.8 million at October 27, 2001. Accounts receivable decreased by $6.0 million from October 28, 2000 to October 27, 2001 due to timing and sales levels. Inventories decreased $0.1 million from October 28, 2000 to October 27, 2001. Accounts payable and accrued expenses decreased by $9.2 million from October 28, 2000 to October 27, 2001 as a result of payment of Fiscal 2000 Incentive Compensation and lower general payables.

The principal uses of cash in 2001 were for capital expenditures of $5.8 million to upgrade the Company's manufacturing operations and the repayment of long-term debt of approximately $32.6 million. The Company also used $2.3 million to repurchase outstanding shares of its common stock. The Company received approximately $27.5 million in proceeds from the sale of its Apparel division as discussed under the caption "Fiscal 2001 Compared With Fiscal 2000" in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001. Such funds were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility and certain equipment loans.

Based upon the ability to generate working capital through its operations and its new Revolving Credit Facility the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has generally been able to pass along inflationary increases in its costs by increasing the prices for its products or by increasing manufacturing efficiencies; however, market conditions have precluded raising prices in 2001 and, in some cases, the Company experienced selling price decreases for its products.

For Fiscal 2001, the Company recorded a tax expense from continuing operations of $2.8 million, a 39% effective rate. The Company also reduced the valuation allowance applicable to net operating losses arising prior to the Plan of Reorganization by $2.8 million and, under applicable accounting guidelines, reduced excess reorganization value by its remaining amount. The Company had net operating loss carryovers of approximately $89 million as of October 27, 2001. A portion of these losses were subject to annual limitations on usage as a result of the ownership change that occurred on the effective date. The Company incurred another ownership change in December 2000, as determined under the Internal Revenue Code of 1996, as amended, resulting in additional limitations on usage. See Note 7 to the consolidated financial statements for additional information. The effective tax rates for Fiscal 2000 and 1999 were, 42% and 64%, respectively. The effective rates for all years are higher than the combined federal and state statutory rate due primarily to the impact of nondeductible excess reorganization costs.

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


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company's Revolving Credit Facility bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR). The Company does not speculate on the future direction of interest rates. Currently, all of the Company's debt bears interest at the 30-day LIBOR rate plus an applicable margin based upon the Company's debt to EBITDA ratio. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations, or cash flows would not be material.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

JPS Industries, Inc.

We have audited the accompanying consolidated balance sheets of JPS Industries, Inc. (a Delaware Corporation) and subsidiaries as of October 27, 2001, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JPS Industries, Inc. and subsidiaries as of October 27, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Charlotte, North Carolina
December 6, 2001

INDEPENDENT AUDITORS' REPORT

JPS Industries, Inc.

We have audited the accompanying consolidated balance sheets of JPS Industries, Inc. and subsidiaries (the "Company") as of October 28, 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended October 28, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 28, 2000, and the results of its operations and its cash flows for each of the two years in the period ended October 28, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index at page S-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This financial statement schedule is the responsibility of the Company's management. Such financial statement schedule, for each of the two years in the period ended October 28, 2000, has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
November 29, 2000

JPS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

                                                                       October 28,         October 27,
                                                                          2000                 2001
                                                                       ----------          ----------
ASSETS

CURRENT ASSETS:
    Cash                                                               $    2,216          $      544
    Accounts receivable, less allowance of $1,024
       in 2000 and $684 in 2001                                            27,640              21,656
    Inventories                                                            18,583              18,439
    Prepaid expenses and other                                              6,993               3,291
    Net assets of discontinued operations                                  27,539                  --
                                                                       ----------          ----------
          Total current assets                                             82,971              43,930

PROPERTY, PLANT AND EQUIPMENT, net                                         43,439              43,707

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
    ALLOCABLE TO IDENTIFIABLE
    ASSETS, less accumulated amortization of $5,286 in 2000                 2,971                  --

OTHER ASSETS                                                               18,861              22,268
                                                                       ----------          ----------

          Total assets                                                 $  148,242          $  109,905
                                                                       ==========          ==========

See notes to consolidated financial statements.

                                                                       October 28,         October 27,
                                                                          2000                 2001
                                                                       ----------          ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $   13,303          $   10,506
    Accrued interest                                                          759                  57
    Accrued salaries, benefits and withholdings                             6,776               2,303
    Other accrued expenses                                                  4,924               3,643
    Current portion of long-term debt                                         936                 620
                                                                       ----------          ----------
       Total current liabilities                                           26,698              17,129

LONG-TERM DEBT                                                             51,529              19,287

OTHER LONG-TERM LIABILITIES                                                17,607              18,242
                                                                       ----------          ----------

       Total liabilities                                                   95,834              54,658
                                                                       ----------          ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized -
       22,000,000 shares; issued - 10,000,000 shares;
       outstanding - 9,271,756 shares in 2001 and
       9,732,500 shares in 2000                                               100                 100
    Additional paid-in capital                                            124,190             124,175
    Treasury stock (at cost) - 728,244 shares in 2001
       and 267,500 shares in 2000                                          (1,263)             (2,835)
    Accumulated deficit                                                   (70,619)            (66,193)
                                                                       ----------          ----------
       Total shareholders' equity                                          52,408              55,247
                                                                       ----------          ----------

       Total liabilities and shareholders' equity                      $  148,242          $  109,905
                                                                       ==========          ==========


See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands Except Share and Per Share Data)

                                                                  Fiscal                 Fiscal                   Fiscal
                                                                   Year                   Year                     Year
                                                                   Ended                  Ended                    Ended
                                                                October 30,             October 28,              October 27,
                                                                   1999                    2000                     2001
                                                              -------------            -------------            -------------
Net sales                                                     $     156,867            $     167,978            $     147,626
Cost of sales                                                       121,579                  126,380                  116,888
                                                              -------------            -------------            -------------
Gross profit                                                         35,288                   41,598                   30,738
Selling, general and administrative expenses                         26,978                   27,368                   21,162
Other expense (income), net                                           1,663                      (18)                      (1)
                                                              -------------            -------------            -------------
Operating profit                                                      6,647                   14,248                    9,577
Interest expense, net                                                (3,511)                  (3,442)                  (2,333)
                                                              -------------            -------------            -------------
Income before income taxes and
  discontinued operations                                             3,136                   10,806                    7,244
Provision for income taxes                                            1,997                    4,517                    2,818
                                                              -------------            -------------            -------------
Income from continuing operations                                     1,139                    6,289                    4,426
Discontinued operations (net of taxes):
  Loss from discontinued operations                                  (4,485)                    (104)                      --
    Loss on disposal of discontinued operations                     (18,096)                 (47,415)                      --
                                                              -------------            -------------            -------------
Net income (loss)                                                   (21,442)                 (41,230)                   4,426
Other comprehensive income (net of taxes):
  Minimum pension liability adjustments                               5,855                       --                       --
                                                              -------------            -------------            -------------
Comprehensive income (loss)                                   $     (15,587)           $     (41,230)           $       4,426
                                                              =============            =============            =============

Weighted average number of common
  shares outstanding:
  Basic                                                          10,000,000                9,940,000                9,340,466
                                                              =============            =============            =============
  Diluted                                                        10,000,000               10,045,698                9,610,263
                                                              =============            =============            =============
Basic earnings (loss) per common share:
Income from continuing operations                             $        0.11            $        0.63            $        0.47
Discontinued operations (net of taxes):
  Loss from discontinued operations                                   (0.44)                   (0.01)                      --
  Loss on disposal of discontinued operations                         (1.81)                   (4.77)                      --
                                                              -------------            -------------            -------------
Net income (loss)                                             $       (2.14)           $       (4.15)           $        0.47
                                                              =============            =============            =============

Diluted earnings (loss) per common share:
Income from continuing operations                             $        0.11            $        0.63            $        0.46
Discontinued operations (net of taxes):
  Loss from discontinued operations                                   (0.44)                   (0.01)                      --
  Loss on disposal of discontinued operations                         (1.81)                   (4.72)                      --
                                                              -------------            -------------            -------------
Net income (loss)                                             $       (2.14)           $       (4.10)           $        0.46
                                                              =============            =============            =============


See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars In Thousands)

                                                                                                   Accumulated
                                                                 Additional                           Other
                                                  Common           Paid-In         Treasury        Comprehensive     Accumulated
                                                  Stock            Capital          Stock              Loss             Deficit
                                                ---------        ----------        ---------       -------------     -----------
Balance - October 31, 1998                      $     100        $ 123,230         $      --         $  (5,855)       $  (7,947)

Stock compensation expense                                             712
Additional minimum pension liability
   adjustment                                                                                            5,855
Net loss                                                                                                                (21,442)
                                                ---------        ---------         ---------         ---------        ---------

Balance - October 30, 1999                            100          123,942                --                --          (29,389)

Stock compensation expense                                             248
Shares reacquired and held in treasury                                                (1,263)
Net loss                                                                                                                (41,230)
                                                ---------        ---------         ---------         ---------        ---------

Balance - October 28, 2000                            100          124,190            (1,263)               --          (70,619)

Stock compensation expense                                             102
Shares reacquired and held in treasury                                                (2,309)
Exercise of stock options                                             (117)              737
Net income                                                                                                                4,426
                                                ---------        ---------         ---------         ---------        ---------

Balance - October 27, 2001                      $     100        $ 124,175         $  (2,835)        $      --        $ (66,193)
                                                =========        =========         =========         =========        =========


See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

                                                                        Fiscal                Fiscal                 Fiscal
                                                                         Year                  Year                   Year
                                                                         Ended                 Ended                  Ended
                                                                      October 30,            October 28,            October 27,
                                                                         1999                   2000                    2001
                                                                     -------------          -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $     (21,442)         $     (41,230)         $       4,426
                                                                     -------------          -------------          -------------
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Loss from discontinued operations                                      4,485                    104                     --
      Loss on disposal of discontinued operations                           18,096                 47,415                     --
      Depreciation and amortization                                          6,382                  6,157                  5,797
      Amortization of deferred financing costs                                 414                    272                    320
      Deferred income tax provision (benefit)                               (1,753)                 2,532                  2,715
      Other, net                                                            (1,793)                (3,918)                   420
      Changes in assets and liabilities:
        Accounts receivable                                                    752                   (689)                 5,984
        Inventories                                                          3,571                  1,869                    144
        Prepaid expenses and other assets                                     (156)                  (269)                   502
        Accounts payable                                                    (1,872)                 1,758                 (2,797)
        Accrued expenses and other liabilities                              (2,062)                 2,264                 (6,456)
                                                                     -------------          -------------          -------------
   Total adjustments                                                        26,064                 57,495                  6,629
                                                                     -------------          -------------          -------------
   Net cash provided by continuing
      operating activities                                                   4,622                 16,265                 11,055
   Net cash from discontinued operations                                     5,694                 17,712                     --
                                                                     -------------          -------------          -------------
   Net cash provided by operating activities                                10,316                 33,977                 11,055
                                                                     -------------          -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                                         (4,071)                (2,609)                (5,822)
   Proceeds from disposal of discontinued operations, net                    4,658                     --                     --
   Proceeds from disposal of certain other operations                        8,491                     --                     --
   Proceeds from assets held for sale                                           --                     --                 27,539
                                                                     -------------          -------------          -------------
   Net cash provided by (used in) investing activities               $       9,078          $      (2,609)         $      21,717
                                                                     -------------          -------------          -------------


                                                                                                    (Table continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued from previous page) (Dollars In Thousands)

                                                                        Fiscal                Fiscal                 Fiscal
                                                                         Year                  Year                   Year
                                                                         Ended                 Ended                  Ended
                                                                      October 30,            October 28,            October 27,
                                                                         1999                   2000                    2001
                                                                     -------------          -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                         $        (732)         $          --          $        (197)
    Purchase of treasury stock                                                  --                 (1,263)                (2,309)
    Net proceeds from exercise of stock options                                 --                     --                    620
    Revolving credit facility borrowings (repayments), net                 (18,628)               (27,394)               (31,248)
    Repayment of other long-term debt                                         (332)                  (922)                (1,310)
                                                                     -------------          -------------          -------------
    Net cash used in financing activities                                  (19,692)               (29,579)               (34,444)
                                                                     -------------          -------------          -------------

NET INCREASE (DECREASE) IN CASH                                               (298)                 1,789                 (1,672)
CASH AT BEGINNING OF YEAR                                                      725                    427                  2,216
                                                                     -------------          -------------          -------------
CASH AT END OF YEAR                                                  $         427          $       2,216          $         544
                                                                     =============          =============          =============

SUPPLEMENTAL INFORMATION ON CASH
    FLOWS FROM CONTINUING OPERATIONS:
    Interest paid                                                    $       7,323          $       6,361          $       2,715
    Income taxes paid, net                                                     570                    402                    448
    Non-cash financing activities:
        Capital lease obligation                                             1,307                     --                     --


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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the allowance for doubtful accounts, reserve for self-insurance liabilities, and the reserve for roofing products sold under warranties. Management determines its estimate of the allowance for doubtful accounts considering a number of factors, including historical experience, aging of the accounts and the current creditworthiness of its customers. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience, third party claims administrator and actuarial assessments and insurance coverages. Management determines its estimate of the reserve for roofing products sold under warranties by reviewing factors such as expected future claims and roofing compound applied; and the expected costs to repair and replace such roofing products. Management believes that its estimates provided in the financial statements are reasonable and adequate. However, actual results could differ from those estimates.

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

         The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Assets under capital leases are amortized in accordance with the Company's normal depreciation policy and the charge to earnings is included in depreciation expense in the accompanying consolidated financial statements. Depreciation expense totaled $4.8 million for Fiscal 1999, $5.1 million for Fiscal 2000, and $5.5 million for Fiscal 2001.

         Reorganization Value in Excess of Amounts Allocable to Identifiable Assets - ("Reorganization Value") in excess of amounts allocable to identifiable assets resulted from the application of "fresh start" reporting in 1997 and is being amortized over a 20-year period. In Fiscal 1999 and 2000, the Reorganization Value was decreased by approximately $3.7 million and $15.0 million, respectively, in relation to the discontinued operations, plant sales and plant closure discussed in Notes 2 and 3. As discussed in Note 7, the remaining amount was retired in connection with the year-end adjustment of the Company's deferred tax asset valuation allowance and $0 remains at October 27, 2001.

         Distribution Costs - A portion of the Company's distribution and shipping and handling costs are included in cost of sales and selling, general and administrative costs. The portion of these costs, which were included in selling, general and administrative costs, totaled $2.1 million in Fiscal 1999, $2.4 million in Fiscal 2000, and $2.0 million in Fiscal 2001.

         Debt Issuance Costs - Costs incurred in securing and issuing long-term debt are deferred and amortized over the terms of the related debt in amounts which approximate the interest method of amortization.

         Product Warranties - On certain of its products, the Company provides a warranty against defects in materials and workmanship under separately priced extended warranty contracts generally for a period of 10 years. Revenue from such extended warranty contracts is deferred and recognized as income on a straight-line basis over the contract period. The cost of servicing such product warranties is charged to expense when claims become estimable.

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

         Revenue Recognition - The Company recognizes revenue from product sales when it has shipped the goods.

         Advertising Costs - The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs expensed were approximately $1.9 million in Fiscal 1999, $1.5 million in Fiscal 2000, and $1.3 million in Fiscal 2001.

         Income Taxes - Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

         Earnings Per Share - Potentially dilutive common shares consist primarily of stock options. For the year ended October 30, 1999, the inclusion of additional shares assuming the exercise of stock options and warrants are antidilutive. Therefore, basic and diluted earnings per share are the same for that period.

         Fiscal Year - The Company's operations are based on a 52 or 53-week fiscal year ending on the Saturday closest to October 31. Each of fiscal years 1999, 2000, and 2001 had 52 weeks.

         Effects of Recent Accounting Pronouncements - On October 29, 2000, the Company adopted Statement Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. As of October 28, 2000 and October 27, 2001, the Company did not have any derivatives which were required to be recorded on the balance sheet.

2.       SALE OF DISCONTINUED OPERATIONS

         Yarn Sales Business - On July 23, 1999, the Company sold its Stanley manufacturing plant, thereby exiting its yarn sales business. This business accounted for sales of $11.0 million in Fiscal 1999. The consideration for the Stanley sale consisted of approximately $2.0 million in cash. A charge for loss on disposal of discontinued operations of approximately $9.2 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets and related Reorganization Value to net realizable value, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

         Cotton Commercial Products Business - On August 27, 1999, the Company sold its Borden manufacturing plant, thereby exiting its cotton commercial products business. This business generated sales of $18.4 million in Fiscal 1999. The consideration for the Borden sale consisted of approximately $3.2 million in cash and a $2.0 million subordinated promissory note which was recorded at its estimated fair value. A charge for loss on disposal of discontinued operations of approximately $8.9 million was recorded in Fiscal 1999 related primarily to the writedown of disposed plant assets and related Reorganization Value to net realizable value, employee severance costs, and other exit costs. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility.

         Apparel Fabric Business - On November 17, 2000 the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $137.6 million, and $125.4 million in Fiscal 1999 and 2000, respectively. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the Apparel Fabric Business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related Reorganization Value to realizable value and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility which was amended in connection with the transaction to reflect the Company's lower borrowing requirements.

3. SALE OF CERTAIN OPERATIONS, PLANT CLOSING, WRITEDOWN OF CERTAIN LONG-LIVED ASSETS AND RESTRUCTURING COSTS

         On March 2, 1999, the Company completed the sale of its Boger City manufacturing plant, thereby exiting the home fashions woven fabrics business. This business accounted for sales of $7.3 million in Fiscal 1999. The consideration for the sale consisted of approximately $7.9 million in cash. The net proceeds from the sale were used to reduce the Company's outstanding indebtedness on its Revolving Credit Facility and an equipment loan.

         The Company closed its Angle manufacturing facility in the Fiscal 1999 third quarter and sold the plant on September 3, 1999, thereby streamlining the apparel business. The plant closing also resulted in a charge in Fiscal 1999 of approximately $0.9 million related principally to employee severance costs, all of which is now included in the loss from discontinued operations in Fiscal 1999. The proceeds from the sale of the plant facility of approximately $0.2 million were used to reduce the Company's outstanding indebtedness under its Revolving Credit Facility.

         Additionally, in Fiscal 1999, the Company implemented cost reduction measures which included, among other things, personnel reductions and the idling of certain manufacturing equipment. The results of operations for Fiscal 1999 include a "charge for writedown of certain long-lived assets" of approximately $1.5 million for the impairment of idled equipment and a "charge for restructuring costs" of approximately $1.7 million related primarily to employee severance costs. Except for the $1.7 million of restructuring costs incurred in Fiscal 1999, all such costs have been reflected in discontinued operations.

4.       BALANCE SHEET COMPONENTS

         The components of certain balance sheet accounts are (in thousands):

                                                                                           October 28,            October 27,
                                                                                              2000                   2001
                                                                                           -----------            -----------
         Inventories:
            Raw materials and supplies                                                     $    5,796             $    3,415
            Work-in-process                                                                     5,135                  4,662
            Finished goods                                                                      7,652                 10,362
                                                                                           ----------             ----------
                                                                                           $   18,583             $   18,439
                                                                                           ==========             ==========
         Prepaid expenses and other:
            Deferred current tax                                                           $    4,200             $    1,000
            Prepaid insurance                                                                     324                    427
            Other                                                                               2,469                  1,864
                                                                                           ----------             ----------
                                                                                           $    6,993             $    3,291
                                                                                           ==========             ==========
         Property, plant and equipment, net:
            Land and improvements                                                          $      972             $      972
            Buildings and improvements                                                          5,396                  5,517
            Machinery and equipment                                                            48,836                 54,957
            Furniture, fixtures and other                                                         890                    923
                                                                                           ----------             ----------
                                                                                               56,094                 62,369
            Less accumulated depreciation                                                     (13,455)               (18,736)
                                                                                           ----------             ----------
                                                                                               42,639                 43,633
            Construction in progress                                                              800                     74
                                                                                           ----------             ----------
                                                                                           $   43,439             $   43,707
                                                                                           ==========             ==========
         Other noncurrent assets:
            Deferred financing fees                                                        $      237             $      114
            Prepaid pension costs                                                              10,848                 11,350
            Deferred income tax                                                                 7,756                 10,804
            Other                                                                                  20                     --
                                                                                           ----------             ----------
                                                                                           $   18,861             $   22,268
                                                                                           ==========             ==========
         Other accrued expenses:
            Roofing warranty costs                                                         $    1,750             $    1,754
            Taxes payable other than income taxes                                                 477                    485
            Income taxes                                                                          575                     --
            Other                                                                               2,122                  1,404
                                                                                           ----------             ----------
                                                                                           $    4,924             $    3,643
                                                                                           ==========             ==========
         Other long-term liabilities:
            Roofing and deferred warranty income                                           $   14,415             $   15,033
            Accrued postretirement and postemployment benefit plan liability                    3,192                  3,209
                                                                                           ----------             ----------
                                                                                           $   17,607             $   18,242
                                                                                           ==========             ==========

5.       LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                                                           October 28,            October 27,
                                                                                              2000                   2001
                                                                                           -----------            -----------
         Senior credit facility, revolving line of credit                                  $   48,000             $   16,752
         Equipment financing                                                                      736                     --
         Capital lease obligation                                                               3,729                  3,155
                                                                                           ----------             ----------
           Total                                                                               52,465                 19,907
         Less current portion                                                                    (936)                  (620)
                                                                                           ----------             ----------
         Long-term portion                                                                 $   51,529             $   19,287
                                                                                           ==========             ==========

         Senior Credit Facility - On May 9, 2001, the Company replaced the existing syndicated senior revolving credit facility with a new Revolving Credit and Security Agreement with First Union National Bank. The new facility provides for a revolving credit loan facility and letters of credit ("the Revolving Credit Facility") in a maximum principal amount equal to the lesser of (a) $35 million or (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $9.9 million subject to reduction). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Revolving Credit Facility contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. As of October 27, 2001, the Company was in compliance with all of the restrictions and covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin (the "Applicable Margin") based upon the Company's debt to EBITDA ratio. As of October 27, 2001, the Company's effective interest rate was 3.6%.

         As of October 27, 2001, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At October 27, 2001, the Company had approximately $17.3 million available for borrowing under the Revolving Credit Facility. All borrowings under the Revolving Credit Facility mature in Fiscal 2004.

         Capital Lease Obligation - In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as a capital lease) for certain machinery and equipment. The total costs of assets under lease at October 28, 2000 and October 27, 2001 was approximately $4.8 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at the end of the lease term. The lease has an implied interest rate of approximately 7.4%. See Note 8 for obligations under capital leases.

         Other - The loans and extensions of credit to the Company under the Revolving Credit Facility are guaranteed by JPS Elastomerics Corp. and JPS Converter and Industrial Corp. Substantially all of the Company's assets, excluding real property, are pledged as collateral for the Revolving Credit Facility or the capital lease obligation.

         Interest expense includes $414,000 in Fiscal 1999, $272,000 in Fiscal 2000, and $320,000 in Fiscal 2001 representing amortization of debt issuance expenses. Interest expense allocated to discontinued operations was $3.9 million in Fiscal 1999 and $2.9 million in Fiscal 2000 based upon the ratio of identifiable net assets.

6.       EQUITY SECURITIES

         The Company has one class of stock issued and outstanding.

         Share Repurchase Program

         In 2000, the Board of Directors authorized the expenditure of up to $8 million for the repurchase of the Company's common stock. In November, 2000, this authorization was increased to $10 million. As of October 27, 2001, the Company had repurchased 886,005 shares at a cost of $3.6 million. This includes Fiscal 2000 repurchases of 267,500 shares at an aggregate cost of $1.3 million and Fiscal 2001 repurchases of 618,505 shares at a cost of $2.3 million. Management intends to make purchases of its common stock from time to time in the open market or in negotiated transactions, but there is no assurance that future repurchases will be made and the repurchase program may be discontinued at any time. There is no time limit on stock repurchases. The Company may use the stock to meet its obligations under its employee stock option program. The Company reissued 158,166 shares in 2001 in connection with its stock option program.

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

         On May 12, 1999 the Compensation Committee of the Board of Directors approved a plan to reprice stock options held by certain employees and Directors. Effective on that date, 349,150 options with an exercise price of $12.33 per share were reissued at an exercise price of $4.375 per share, the fair market value per share on the date of repricing. All repriced options were changed from a combination of performance and time vested options to solely time-vested options. The repriced options are shown as a separate cancellation and reissuance in the chart below. Under the provisions of Financial Accounting Standards Board Interpretation 44 (FIN 44) which was effective July 1, 2000, the Company is required to record non-cash compensation expense on the repriced options if the stock price exceeds certain threshold amounts. The provisions of FIN 44 will continue to apply until the repriced options are exercised, expire or are cancelled. Although there was no material compensation expense in Fiscal Year 2001 and 2000 as a result of applying FIN 44, FIN 44 could result in significant future non-cash compensation expense. Any expense will be added back to operating income to determine the Company's EBITDA, as previously defined.

         No options grants were made in Fiscal 2001. There were exercises of 158,166 options. There were cancellations of 79,664 options during Fiscal 2001 as a result of employees voluntarily terminating employment with the Company or lapses in options following terminations where an exercise period was allowed. As of October 27, 2001 option prices ranged from $2.94 to $4.38 per share.

         A summary of the activity in the Company's stock options for the years ended October 30, 1999, October 28, 2000, and October 27, 2001 is presented below:

                                                                                                                Weighted Average
                                                                                         Number of Shares        Exercise Price
                                                                                         ----------------       ----------------
         Outstanding at October 31, 1998                                                      574,981             $    12.33
         Options granted                                                                      595,000                   3.29
         Options canceled                                                                    (171,665)                 12.33
         Options canceled - repriced                                                         (349,150)                 12.33
         Options granted - repriced                                                           349,150                   4.38
                                                                                           ----------             ----------
         Outstanding at October 30, 1999                                                      998,316                   4.16
         Options granted                                                                      206,500                   3.16
         Options cancelled                                                                   (160,831)                  6.80
                                                                                           ----------             ----------
         Outstanding at October 28, 2000                                                    1,043,985                   3.56
         Options granted                                                                          -0-                     --
         Options cancelled                                                                    (79,664)                  4.20
         Options exercised                                                                   (158,166)                  3.96
                                                                                           ----------             ----------
         Outstanding at October 27, 2001                                                      806,155             $     3.41
                                                                                           ==========             ==========
         Exercisable at October 27, 2001                                                      704,828
                                                                                           ==========
         Exercisable at October 28, 2000                                                      644,320
                                                                                           ==========
         Exercisable at October 30, 1999                                                      436,996
                                                                                           ==========
         Weighted average remaining contractual life (years)
            at October 27, 2001                                                                  7.26
                                                                                           ==========

         The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. The time vesting options are fixed as to the number of shares that may be acquired and the amount to be paid by the employee. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. The Company's Chief Executive Officer was granted 500,000 options on February 28, 1999; however, the measurement date was April 7, 1999, the date the shareholders approved an amendment to the Incentive Plan increasing the number of shares that could be offered. As such, compensation expense was measured as the difference in the market value of the Company's stock between the grant date and the measurement date and the expense is being recognized over the two-year vesting period. The Company recognized compensation expense of approximately $0.7 million in Fiscal 1999, $0.2 million in Fiscal 2000, and $0.1 million in Fiscal 2001 relating to these options.

         The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                      Stock Option Plan
                                                                                   -----------------------
                                                                                   Fiscal           Fiscal
                                                                                    2000             2001
                                                                                   ------           ------
         Option life (in years)                                                      3.0             No
         Risk-free interest rate                                                     6.3%            Grants
         Stock price volatility                                                      .66             2001
         Dividend yield                                                               --
         Proforma weighted average value using formula                             $1.53
         Actual weighted average exercise price                                    $3.16

         Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS No. 123, for Fiscal 1999 and Fiscal 2000 the Company's net loss and net loss per share would have been increased as a result of cancellation of options which were expensed in previous years. For Fiscal 2001, the Company's net income and net income per share would have been increased. The proforma impact of determining compensation expense under SFAS No. 123 is indicated below (in thousands):

                                                                 Fiscal                   Fiscal                   Fiscal
                                                                  2001                     1999                     2000
                                                              -----------              -----------              -----------
         Net (loss) income

            As reported                                       $   (21,442)             $   (41,230)             $     4,426
            Pro forma                                         $   (22,626)             $   (41,330)             $     4,681

         Net (loss) income per share

            As reported                                       $     (2.14)             $     (4.15)             $      0.47
            Pro forma                                         $     (2.26)             $     (4.16)             $      0.50

7.       INCOME TAXES

         The provision for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

                                                                 Fiscal                   Fiscal                   Fiscal
                                                                  2001                     1999                     2000
                                                              -----------              -----------              -----------
         Current federal provision                            $        --              $        10              $        --
         Current state provision                                      285                      303                      103
         Deferred federal provision                                 1,503                    4,150                    2,664
         Deferred state provision                                     209                       54                       51
                                                              -----------              -----------              -----------
         Provision for income taxes                           $     1,997              $     4,517              $     2,818
                                                              ===========              ===========              ===========

         A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for Fiscal 1999, Fiscal 2000 and Fiscal 2001 is as follows (in thousands):

                                                                 Fiscal                   Fiscal                   Fiscal
                                                                  2001                     1999                     2000
                                                              -----------              -----------              -----------
         Income tax provision
            at Federal statutory rate                         $     1,098              $     3,782              $     2,535
         Increase in income taxes arising from
            effect of:
               State and local income taxes                           494                      357                      154
               Amortization of excess reorganization
                   value                                              329                      295                       61
               Other                                                   76                       83                       68
                                                              -----------              -----------              -----------
               Provision for income taxes                     $     1,997              $     4,517              $     2,818
                                                              ===========              ===========              ===========

         Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

                                                                                              October 28,          October 27,
                                                                                                 2000                 2001
                                                                                              -----------          -----------
        Gross deferred assets:
              Estimated allowance for doubtful accounts                                       $      959           $      837
              Excess of tax over financial statement basis of inventory                              549                  527
              Accruals deductible for tax purposes when paid                                         278                  320
              Deferred stock option expense deductible for tax purposes
                when paid                                                                            477                  412
              Postretirement benefits deductible for tax purposes when paid                        1,587                1,514
              Alternative minimum tax credit carryforward available                                1,783                1,809
              Deferred warranty income recognized for tax purposes
                 when received                                                                     6,143                6,383
              Excess of tax over financial statement carrying value of
                 investment in discontinued operation                                             13,915                   --
              Excess of tax basis of intangibles over financial statement basis                    3,798                3,483
              Miscellaneous                                                                           --                  128
              Net operating loss carryforwards                                                    22,399               33,874
         Less valuation allowance                                                                (29,180)             (26,397)
                                                                                              ----------           ----------

         Gross deferred assets                                                                $   22,708           $   22,890
                                                                                              ----------           ----------

         Gross deferred liabilities:
              Pension asset recognized for book purposes                                      $   (4,123)          $   (4,313)
              Excess of financial statement over tax basis of property, plant,
                 and equipment                                                                    (6,629)              (6,773)
                                                                                              ----------           ----------
         Gross deferred liabilities                                                              (10,752)             (11,086)
                                                                                              ----------           ----------
              Net deferred tax asset                                                          $   11,956           $   11,804
                                                                                              ==========           ==========

         Recognized in the accompanying consolidated balance sheets as follows:
              Prepaid expenses and other                                                      $    4,200           $    1,000
              Other non-current assets                                                             7,756               10,804
                                                                                              ----------           ----------
                                                                                              $   11,956           $   11,804
                                                                                              ==========           ==========

         For Fiscal 2001, the Company recorded a tax expense of $2.8 million. The Company evaluated its valuation allowance on its deferred tax asset. Based on historical and expected income of the continuing operations, a determination was made that the valuation allowance established in fresh start accounting should be decreased by $2.8 million. Under applicable accounting guidelines such reduction is first applied to reduce Reorganization Value. Accordingly, Reorganization Value was eliminated (see Note 1).

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

         At October 27, 2001, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $89 million. The net operating loss carryforwards expire in years 2003 through 2020. The

         Company also has federal alternative minimum tax net operating loss carryforwards of approximately $105 million which expire in 2004 through 2020. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation.

         The Company's future ability to utilize a portion of its net operating loss carryforwards is limited under the income tax laws as a result of being treated as having a change in the ownership of the Company's stock as of December 2000 under Federal income tax laws. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Based on the expiration dates for the loss carryforwards and fair market value at the time of ownership change, the Company does not believe that the limitations imposed as a result of prior ownership changes will result in any Federal loss carryforward expiring unutilized. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets. In addition, a future change in ownership could result in additional limitations on the ability of the Company to utilize its net operating loss carryforwards. Under applicable accounting guidelines, these future uncertainties, combined with factors giving rise to losses, requires a valuation allowance be recognized.

8.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases office facilities, machinery and computer equipment under noncancellable operating leases and capital leases. Rent expense from continuing operations was approximately $2.1 million in Fiscal 1999, $2.1 million in Fiscal 2000, and $0.9 million in Fiscal 2001.

         Future minimum payments, by year and in the aggregate, under the noncancellable capital and operating leases with terms of one year or more consist of the following at October 27, 2001 (in thousands):

                                                                                               Capital             Operating
                  Fiscal Year Ending                                                            Lease                Leases
                  ------------------                                                          ----------           ----------
                  2002                                                                        $      840           $      442
                  2003                                                                               840                  124
                  2004                                                                             1,587                   10
                  2005                                                                               380                    5
                                                                                              ----------           ----------
                  Total future minimum lease payments                                              3,647           $      581
                  Less: amount representing interest                                                (492)          ==========
                                                                                              ----------
                  Present value of net minimum lease payments
                     (included in long-term debt - see Note 5)                                $    3,155
                                                                                              ==========

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

         In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's Hypalon roofing membrane installed during the 1980's on approximately 140 Sears stores. No trial date has been established. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss which may result. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company if not covered by insurance.

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

         Assets of the pension plan are invested in a bond portfolio covering specific liabilities and in common and preferred stocks, government and corporate bonds, and various short-term investments. During Fiscal 1999, the pension plan also purchased approximately 1.9 million shares of the Company's common stock in open market and negotiated transactions. This common stock accounted for less than 10% of the pension plan's total assets at the time of purchase.

         Components of net periodic pension cost include the following (in thousands):


                                                            Fiscal            Fiscal            Fiscal
                                                             1999              2000              2001
                                                            -------           -------           -------
          Components of net periodic pension cost:
          Service cost-benefits earned
             during the period                              $ 2,268           $ 1,678           $   900
          Interest cost on projected
             benefit obligation                               7,321             7,455             7,532
          Expected return on plan assets                     (9,198)           (9,264)           (9,378)
          Recognized actuarial loss                             195                --                --
                                                            -------           -------           -------
          Net periodic pension cost (income)                $   586           $  (131)          $  (946)
                                                            =======           =======           =======

         The weighted-average rates used in determining pension cost for the plan are as follows:


         Discount rate                                      7.50%             7.75%           7.25%
         Expected long-term rate of return
           on plan assets                                   9.00%             9.00%           9.00%
         Rate of compensation increase                   Age-related       Age-related     Age-related


         A reconciliation of the plan's projected benefit obligation, fair value of plan assets, funding status, and other applicable information is as follows (in thousands):


                                                                October 28,           October 27,
                                                                   2000                   2001
                                                                -----------           -----------

          Change in benefit obligation:
              Benefit obligation at beginning of year            $ 106,115             $ 101,195
                Service cost                                         1,678                   900
                Interest cost                                        7,455                 7,532
                Benefits paid                                       (8,953)               (8,043)
                Actuarial (gain) loss                               (5,100)                2,677
                                                                 ---------             ---------
              Benefit obligation at end of year                  $ 101,195             $ 104,261
                                                                 ---------             ---------

                                                 (Table continued on next page)

(Table continued from previous page)


                                                                October 28,           October 27,
                                                                   2000                   2001
                                                                -----------           -----------

          Change in plan assets:
              Fair value of plan assets at beginning of year    $ 104,788             $ 106,164
                Actual return on plan assets                        8,096                 6,707
                Employer contributions                              2,233                    --
                Benefits paid                                      (8,953)               (8,043)
                                                                ---------             ---------
              Fair value of plan assets at end of year          $ 106,164             $ 104,828
                                                                ---------             ---------

          Reconciliation of funded status:
              Funded status                                     $   4,969             $     567
                Unrecognized actuarial loss                         5,879                10,783
                                                                ---------             ---------
              Prepaid benefit cost, included in Other Assets    $  10,848             $  11,350
                                                                =========             =========

         401(k) Savings Plan - The Company also has a savings, investment and profit sharing plan available to employees meeting eligibility requirements. The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of the participant's base compensation. Company contributions were approximately $188,000 in Fiscal 1999, $199,000 in Fiscal 2000, and $187,000 in Fiscal 2001.

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

         Net periodic postretirement benefit expense included the following components (in thousands):


                                                     Fiscal          Fiscal           Fiscal
                                                      1999            2000             2001
                                                     ------          ------           ------

          Service cost for benefits earned            $143            $ 34            $  10
          Interest cost on APBO                        294             207              229
          Recognized actuarial loss (gain)             124             286               (4)
                                                      ----            ----            -----
          Net periodic postretirement cost            $561            $527            $ 235
                                                      ====            ====            =====

         The weighted-average rates used in determining postretirement medical and life insurance costs are as follows:


                                      Fiscal 1999     Fiscal 2000   Fiscal 2001
                                      -----------     -----------   -----------

         Discount rate                   7.50%           7.75%         7.25%

         A reconciliation of the postretirement medical and life insurance plan's projected benefit obligation and funding status is as follows (in thousands):

                                                              October 28,         October 27,
                                                                 2000                 2001
                                                              -----------         -----------
          Change in benefit obligation:
             Benefit obligation at beginning of year            $ 3,262             $ 3,574
              Service cost                                           34                  10
              Interest cost                                         207                 229
              Net benefits paid                                    (426)               (240)
              Actuarial (gain) or loss                              497                  (4)
                                                                -------             -------
             Benefit obligation at end of year                  $ 3,574             $ 3,569
                                                                =======             =======

          Reconciliation of funded status:
              Funded status                                     $(3,574)            $(3,569)
              Unrecognized actuarial (gain) or loss                   0                   0
                                                                -------             -------
              Net amount recognized at year-end                 $(3,574)            $(3,569)
                                                                =======             =======

         Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

         Postemployment Benefits - The Company provides certain benefits to former or inactive employees after employment but before retirement. In accordance with SFAS No. 112, these benefits are recognized on the accrual basis of accounting. The liability for postemployment benefits at October 28, 2000 of $0.3 million and October 27, 2001 of $0.4 million is included in other long-term liabilities in the accompanying consolidated financial statements.

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

Industry segment information (in thousands):


                                                   Fiscal                Fiscal                Fiscal
                                                    Year                  Year                  Year
                                                    Ended                 Ended                 Ended
                                                 October 30,           October 28,           October 27,
                                                    1999                  2000                  2001
                                                 -----------           -----------           -----------

Net sales:
   Elastomerics                                   $  80,035             $  86,595             $  82,409
   Glass                                             83,453                87,319                65,217
                                                  ---------             ---------             ---------
                                                    163,488               173,914               147,626
Less intersegment sales(1)                           (6,621)               (5,936)                   --
                                                  ---------             ---------             ---------
Net sales                                         $ 156,867             $ 167,978             $ 147,626
                                                  =========             =========             =========

Operating profit(2)
   Elastomerics                                   $   4,889             $   7,458             $   3,922
   Glass                                              1,758                 6,790                 5,655
                                                  ---------             ---------             ---------
Operating profit                                      6,647                14,248                 9,577
Interest expense, net                                (3,511)               (3,442)               (2,333)
                                                  ---------             ---------             ---------
Income before income taxes and
    discontinued operations                       $   3,136             $  10,806             $   7,244
                                                  =========             =========             =========

Depreciation and amortization expense:
   Elastomerics                                   $   3,007             $   2,911             $   2,645
   Glass                                              3,375                 3,246                 3,152
                                                  ---------             ---------             ---------
                                                  $   6,382             $   6,157             $   5,797
                                                  =========             =========             =========

Capital expenditures:
   Elastomerics                                   $   2,281             $   1,593             $   1,644
   Glass                                              1,790                 1,016                 4,178
                                                  ---------             ---------             ---------
                                                  $   4,071             $   2,609             $   5,822
                                                  =========             =========             =========

Identifiable assets:
   Elastomerics                                   $ 108,365             $  74,801             $  54,684
   Glass                                            108,823                74,569                55,221
   Eliminations                                        (872)               (1,128)                   --
                                                  ---------             ---------             ---------
                                                  $ 216,316             $ 148,242             $ 109,905
                                                  =========             =========             =========

(1) Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment which was discontinued in Fiscal 2000. All intersegment revenues and profits are eliminated in the accompanying consolidated financial statements.

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

11. UNAUDITED INTERIM FINANCIAL DATA (in thousands except per share amounts)

         The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Selected consolidated financial data for each quarter within Fiscal 2000 and Fiscal 2001 are as follows:

                                                         First               Second                Third               Fourth
                                                        Quarter              Quarter              Quarter              Quarter
                                                        --------             --------             --------             --------

Year Ended October 28, 2000:
Net sales                                               $ 35,137             $ 41,039             $ 43,825             $ 47,977
Cost of sales                                             26,767               30,288               32,988               36,337
                                                        --------             --------             --------             --------
Gross profit                                               8,370               10,751               10,837               11,640
Selling, general and administrative expenses               6,167                6,889                7,090                7,222
Other income, net                                             (3)                  (3)                  (6)                  (6)
                                                        --------             --------             --------             --------
Operating profit                                           2,206                3,865                3,753                4,424
Interest expense                                            (853)                (845)                (836)                (908)
                                                        --------             --------             --------             --------
Income before income taxes
    and discontinued operations                            1,353                3,020                2,917                3,516
Provision for income taxes                                   498                1,524                  953                1,542
                                                        --------             --------             --------             --------
Income from continuing operations                            855                1,496                1,964                1,974
Discontinued operations                                     (143)                  87                 (548)             (46,915)
                                                        --------             --------             --------             --------
Net income (loss)                                       $    712             $  1,583             $  1,416             $(44,941)
                                                        ========             ========             ========             ========

Diluted net income (loss) per common share              $   0.07             $   0.15             $   0.14             $  (4.46)
                                                        ========             ========             ========             ========


                                                         First               Second                Third               Fourth
                                                        Quarter              Quarter              Quarter              Quarter
                                                        --------             --------             --------             --------

Year Ended October 27, 2001:
Net sales                                               $ 38,633             $ 39,537             $ 34,925             $ 34,531
Cost of sales                                             29,852               30,686               28,005               28,345
                                                        --------             --------             --------             --------
Gross profit                                               8,781                8,851                6,920                6,186
Selling, general and administrative expenses               5,804                5,654                4,830                4,874
Other income, net                                             (2)                   2                   (1)                  --
                                                        --------             --------             --------             --------
Operating profit                                           2,979                3,195                2,091                1,312
Interest expense                                            (851)                (634)                (463)                (385)
                                                        --------             --------             --------             --------
Income before income taxes                                 2,128                2,561                1,628                  927
Provision for income taxes                                   829                  997                  634                  358
                                                        --------             --------             --------             --------
Net income                                              $  1,299             $  1,564             $    994             $    569
                                                        ========             ========             ========             ========

Diluted net income per common share                     $   0.13             $   0.17             $   0.10             $   0.06
                                                        ========             ========             ========             ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held February 26, 2002 (the "Proxy Statement").

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

                  (i)      Independent Auditors' Report.

                  (ii) Consolidated Balance Sheets as of October 27, 2001 and October 28, 2000.

                  (iii) Consolidated Statements of Operations for the fiscal years ended October 27, 2001, October 28, 2000, and October 30, 1999.

                  (iv) Consolidated Statements of Shareholders' Equity for the fiscal years ended October 27, 2001 and October 28, 2000, and October 30, 1999.

                  (v) Consolidated Statements of Cash Flows for the fiscal years ended October 27, 2001, October 28, 2000, and October 30, 1999.

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

(b) No reports on Form 8-K were filed during the quarter ended October 27, 2001.

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

3.2      Certificate of Incorporation of JPS Industries, Inc.(T)

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

Exhibit
Number                                                   Description
-------                                                  -----------

10.25    Employment Agreement dated October 9, 1997, between the Company and David H. Taylor.(P)

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

10.39    Asset Purchase Agreement, dated as of January 11, 1999, by and between C&I and Belding Hausman, Incorporated.(Q)

10.40    Amendment No. 1 to Asset Purchase Agreement, dated as of February 8, 1999, by and between C&I and Belding Hausman,
         Incorporated.(Q)

10.41    JPS Guaranty Letter, dated as of January 11, 1999, by and between JPS and Belding Hausman, Incorporated.(Q)

10.42    Employment Agreement dated November 11, 1998, between the Company and John W. Sanders, Jr.(Q)

10.43    Separation Agreement, dated February 27, 1999, between the Company and Jerry E. Hunter.(R)

10.44    Employment Agreement, dated February 29, 1999, between the Company and Michael L. Fulbright.(R)

Exhibit
Number                                                   Description
-------                                                  -----------

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

10.49    Asset Purchase Agreement, dated as of July 2, 1999, by and between C&I and Belding Hausman, Incorporated.(T)

10.50    Asset Purchase Agreement, dated as of June 24, 1999, by and between C&I and Chiquola Fabrics, LLC.(T)

10.51    Special Warranty Deed, dated as of August 30, 1999, by and between C&I and Richard N. Hodges and Jimmy Law.(U)

10.52    Separation Agreement dated September 29, 1999, between the Company and John W. Sanders, Jr.(U)

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

10.58    Revolving Credit and Security Agreement dated May 9, 2001, by and among JPS, C&I, Elastomerics and First Union
         National Bank.(X)

10.59    Employment Agreement Amendment dated July 31, 2001 between the Company and Michael L. Fulbright.

Exhibit
Number                                                   Description
-------                                                  -----------

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

21.1     List of Subsidiaries of the Company.(E)

23.1     Consent of Arthur Andersen LLP, independent auditors.

23.2     Consent of Deloitte & Touche LLP.

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

(V) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 4, 2000.

(W) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 28, 2000.

(X) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    JPS INDUSTRIES, INC.

Date:  January 25, 2002             By: /s/ Charles R. Tutterow
                                       ----------------------------------------
                                       CHARLES R. TUTTEROW
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                          DATE
---------                                -----                                          ----

/s/ Michael L. Fulbright         Director, Chairman of the Board,                January 25, 2002
---------------------------        President and Chief Executive Officer
MICHAEL L. FULBRIGHT


/s/ Robert J. Capozzi            Director                                        January 25, 2002
---------------------------
ROBERT J. CAPOZZI


/s/ Nicholas P. DiPaolo          Director                                        January 25, 2002
---------------------------
NICHOLAS P. DIPAOLO


/s/ John M. Sullivan, Jr.        Director                                        January 25, 2002
---------------------------
JOHN M. SULLIVAN, JR.


/s/ Charles R. Tutterow          Director, Executive Vice President,             January 25, 2002
---------------------------        Chief Financial Officer and Secretary
CHARLES R. TUTTEROW

JPS INDUSTRIES, INC.                                          INDEX TO SCHEDULE

INDEX TO FINANCIAL STATEMENT SCHEDULE
For the fiscal years ended October 30, 1999, October 28, 2000 and October 27, 2001.


FINANCIAL STATEMENT SCHEDULE

II.      Valuation and Qualifying Accounts and Reserves                     S-2



Note: All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

JPS INDUSTRIES, INC.                                                SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (IN THOUSANDS)


                     Column A                              Column B             Column C                Column D       Column E
---------------------------------------------------       ----------    --------------------------     ----------     ----------
                                                                                        Charged to
                                                          Balance at    Charged to        Other                       Balance at
                                                          Beginning     Costs and        Accounts      Deductions       End of
                    Classification                        of Period      Expenses        Describe       Describe        Period
---------------------------------------------------       ----------    ----------      ----------     ----------     ----------
                                                                                           (a)             (b)

Allowances Deducted from Asset to Which They Apply:
Fiscal Year Ended October 30, 1999 (52 Weeks)
     Allowance for doubtful accounts                        $  792         $ 125          $(511)         $    1         $  405
     Claims, returns and other allowances                      155            38            333             272            254
                                                            ------         -----          -----          ------         ------
                                                            $  947         $ 163          $(178)         $  273         $  659
                                                            ======         =====          =====          ======         ======

Fiscal Year Ended October 28, 2000 (52 Weeks)
     Allowance for doubtful accounts                        $  405         $ 843          $  --          $  548         $  700
     Claims, returns and other allowances                      254            --            331             261            324
                                                            ------         -----          -----          ------         ------
                                                            $  659         $ 843          $ 331          $  809         $1,024
                                                            ======         =====          =====          ======         ======

Fiscal Year Ended October 27, 2001 (52 Weeks)
     Allowance for doubtful accounts                        $  700         $   2          $  --          $  449         $  253
     Claims, returns and other allowances                      324           214             77             184            431
                                                            ------         -----          -----          ------         ------
                                                            $1,024         $ 216          $  77          $  633         $  684
                                                            ======         =====          =====          ======         ======

(a)      Change in various reserves charged to net sales.

(b)      Uncollected receivables written off, net of recoveries.