Form 10-Q
period 2002-01-26
JPS INDUSTRIES INC
filed 2002-03-07
CIK 846615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,271,756 shares of the Company's Common Stock were outstanding as of March 7, 2002.

JPS INDUSTRIES, INC.
INDEX

                                                                           Page
PART I.       FINANCIAL INFORMATION                                       Number

     Item 1.  Condensed Consolidated Balance Sheets
                January 26, 2002 (Unaudited) and October 27, 2001.....     3

              Condensed Consolidated Statements of Operations
                Three Months Ended January 26, 2002 and
                January 27, 2001 (Unaudited)..........................     4

              Condensed Consolidated Statements of Cash Flows
                Three Months Ended January 26, 2002 and
                January 27, 2001 (Unaudited)..........................     5

              Notes to Condensed Consolidated Financial
                Statements (Unaudited)................................     6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................     8

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk...........................................    10

PART II.      OTHER INFORMATION ......................................    11

Item 1.  Financial Statements

JPS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                      January 26,         October 27,
                                                                                          2002                2001
                                                                                   ----------------    ----------------
                                                                                      (Unaudited)
ASSETS

Current assets:
    Cash                                                                           $              0    $            544
    Accounts receivable                                                                      17,124              21,656
    Inventories (Note 2)                                                                     17,665              18,439
    Prepaid expenses and other (Note 4)                                                       3,214               3,291
                                                                                   ----------------    ----------------
      Total current assets                                                                   38,003              43,930

Property, plant and equipment, net                                                           42,251              43,707
Other assets                                                                                 22,257              22,268
                                                                                   ----------------    ----------------

      Total assets                                                                 $        102,511    $        109,905
                                                                                   ================    ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $          6,413    $         10,506
    Accrued interest                                                                             38                  57
    Accrued salaries, benefits and withholdings                                               2,161               2,303
    Other accrued expenses                                                                    3,013               3,643
    Current portion of long-term debt (Note 3)                                                  632                 620
                                                                                   ----------------    ----------------
       Total current liabilities                                                             12,257              17,129

Long-term debt (Note 3)                                                                      16,997              19,287
Deferred revenue and postemployment liabilities                                              18,455              18,242
                                                                                   ----------------    ----------------
       Total liabilities                                                                     47,709              54,658
                                                                                   ----------------    ----------------

Shareholders' equity:
    Common stock - $.01 par value; authorized - 22,000,000 shares; issued -
      10,000,000 shares;
         outstanding - 9,271,756 shares                                                         100                 100
    Additional paid-in capital                                                              124,175             124,175
    Treasury stock (at cost) - 728,244 shares                                                (2,835)             (2,835)
    Accumulated deficit                                                                     (66,638)            (66,193)
                                                                                   ----------------    ----------------
       Total shareholders' equity                                                            54,802              55,247
                                                                                   ----------------    ----------------

       Total liabilities and shareholders' equity                                  $        102,511    $        109,905
                                                                                   ================    ================

Note: The condensed consolidated balance sheet at October 27, 2001 has been extracted from the audited financial statements.

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

                                                                                            Three Months Ended
                                                                                   ------------------------------------
                                                                                      January 26,         January 27,
                                                                                         2002                 2001
                                                                                   ----------------    ----------------
Net sales                                                                          $         27,131    $         38,633
Cost of sales                                                                                22,833              29,852
                                                                                   ----------------    ----------------

Gross profit                                                                                  4,298               8,781

Selling, general and administrative expenses                                                  4,811               5,804
Other expense (income), net                                                                       1                  (2)
                                                                                   ----------------    ----------------

Operating profit (loss)                                                                        (514)              2,979

Interest expense                                                                                215                 851
                                                                                   ----------------    ----------------

Income (loss) before income taxes                                                              (729)              2,128
Income taxes (benefit)                                                                         (284)                829
                                                                                   ----------------    ----------------

Net income (loss)                                                                  $           (445)   $          1,299
                                                                                   ================    ================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   Basic                                                                                  9,271,756           9,453,525
                                                                                   ================    ================
   Diluted                                                                                9,271,756           9,695,691
                                                                                   ================    ================

Basic earnings (loss) per common share                                             $          (0.05)   $           0.14
                                                                                   ================    ================

Diluted earnings (loss) per common share                                           $          (0.05)   $           0.13
                                                                                   ================    ================


See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                           Three Months Ended
                                                                                   ------------------------------------
                                                                                      January 26,         January 27,
                                                                                          2002                2001
                                                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               $           (445)   $          1,299
                                                                                   ----------------    ----------------
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                           1,460               1,488
      Amortization of deferred financing costs                                                   12                  75
      Deferred income tax benefit                                                              (284)                 --
      Changes in assets and liabilities:
        Accounts receivable                                                                   4,532               5,626
        Inventories                                                                             774              (1,636)
        Prepaid expenses and other assets                                                       361               1,755
        Accounts payable                                                                     (4,093)             (3,500)
        Accrued expenses and other liabilities                                                 (791)             (5,308)
        Other, net                                                                              214                 224
                                                                                   ----------------    ----------------
   Total adjustments                                                                          2,185              (1,276)
                                                                                   ----------------    ----------------
   Net cash provided by operating activities                                                  1,740                  23
                                                                                   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Property and equipment additions                                                             (6)             (3,070)
    Proceeds from assets held for sale                                                           --              27,454
                                                                                   ----------------    ----------------
    Net cash provided by (used in) investing activities                                          (6)             24,384
                                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                                                     --                 (61)
    Purchase of treasury stock                                                                   --              (2,033)

    Net proceeds from exercise of stock options                                                  --                 (13)
    Revolving credit facility borrowings (repayments), net                                   (2,128)            (23,007)
    Repayment of other long-term debt                                                          (150)               (578)
                                                                                   ----------------    ----------------
    Net cash used in financing activities                                                    (2,278)            (25,692)
                                                                                   ----------------    ----------------

NET DECREASE IN CASH                                                                           (544)             (1,285)
CASH AT BEGINNING OF PERIOD                                                                     544               2,216
                                                                                   ----------------    ----------------

CASH AT END OF PERIOD                                                              $              0    $            931
                                                                                   ================    ================

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
    Interest paid                                                                  $            222    $          1,307
    Income taxes paid, net                                                                      138                 391

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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 26, 2002 and for all periods presented have been made.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001 ("Fiscal 2001"). The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

2.       Inventories (in thousands):
                                               January 26,    October 27,
                                                   2002           2001
                                               -----------    -----------
              Raw materials and supplies       $     3,310    $     3,415
              Work-in-process                        4,177          4,662
              Finished goods                        10,178         10,362
                                               -----------    -----------
                  Total                        $    17,665    $    18,439
                                               ===========    ===========

3.       Long-Term Debt (in thousands):
                                               January 26,    October 27,
                                                   2002           2001
                                               -----------    -----------

              Senior credit facility,
                revolving line of credit       $    14,624    $    16,752
              Capital lease obligation               3,005          3,155
                                               -----------    -----------
                  Total                             17,629         19,907
              Less current portion                    (632)          (620)
                                               -----------    -----------
              Long-term portion                $    16,997    $    19,287
                                               ===========    ===========

         On May 9, 2001, the Company replaced the existing syndicated senior revolving credit facility with a new Revolving Credit and Security Agreement with First Union National Bank. The new facility provides for a revolving credit loan facility and letters of credit ("the Revolving Credit Facility") in a maximum principal amount equal to the lesser of
         (a) $35 million or (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $ 9.4 million subject to reduction). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The

         Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. The Company is currently in compliance with all of the restrictions and covenants of its new Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin (the "Applicable Margin") based upon the Company's debt to EBITDA ratio. As of January 26, 2002, the Company's interest rate under the Revolving Credit Facility was 3.1%.

         As of January 26, 2002, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At January 26, 2002, the Company had approximately $15.4 million available for borrowing under the Revolving Credit Facility.

4.       Contingencies

         At January 26, 2002, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $89.0 million. The net operating loss carryforwards expire in years 2003 through 2020. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $105.0 million which expire in 2004 through 2020. Alternative minimum tax credits of $1.8 million that can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation.

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

5.       Business Segments

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

                                                        Three Months Ended
                                                    --------------------------
                                                    January 26,    January 27,
                                                        2002           2001
                                                    -----------    -----------
         Net sales:
              Elastomerics                          $    15,839    $    18,976
              Glass                                      11,292         19,657
                                                    -----------    -----------
              Net sales                             $    27,131    $    38,633
                                                    ===========    ===========

         Operating profit (loss) (1):
              Elastomerics                          $      (289)   $       947
              Glass                                        (225)         2,032
                                                    -----------    -----------
         Operating profit (loss)                           (514)         2,979
         Interest expense                                   215            851
                                                    -----------    -----------
         Income (loss) before income taxes          $      (729)   $     2,128
                                                    ===========    ===========

                                                    January 26,    October 27,
                                                        2002           2001
                                                    -----------    -----------
         Identifiable assets:
              Elastomerics                          $    50,091    $    54,684
              Glass                                      52,420         55,221
                                                    -----------    -----------

                 Total assets
                                                    $   102,511    $   109,905
                                                    ===========    ===========

(1) The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company's corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of Reorganization Value in Fiscal 2001.


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

                                                          (In Thousands)
                                                        Three Months Ended
                                                    --------------------------
                                                    January 26,    January 27,
                                                        2002           2001
                                                    -----------    -----------
Net sales:
   Elastomerics                                     $    15,839    $    18,976
   Glass                                                 11,292         19,657
                                                    -----------    -----------

   Net sales                                        $    27,131    $    38,633
                                                    ===========    ===========

Operating profit (loss):
   Elastomerics                                     $      (289)   $       947
   Glass                                                   (225)         2,032
                                                    -----------    -----------

   Operating profit (loss)                                 (514)         2,979

Interest expense                                            215            851
                                                    -----------    -----------

Income (loss) before income taxes                   $      (729)   $     2,128
                                                    ===========    ===========


RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile-oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications.


Three Months Ended January 26, 2002 (the "2002 First Quarter") Compared to the Three Months Ended January 27, 2001 (the "2001 First Quarter")

Consolidated net sales decreased $11.5 million, or 29.8%, from $38.6 million in the 2001 first quarter to $27.1 million in the 2002 first quarter. Operating profit decreased $3.5 million from $3.0 million in the 2001 first quarter to a loss of $0.5 million in the 2002 first quarter.

Net sales in the 2002 first quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, decreased $3.2 million, or 16.5%, from $19.0 million in the 2001 first quarter to $15.8 million in the 2002 first quarter. This decrease is primarily attributable to lower volumes, principally in urethane films as a result of the general economic slowdown, and competitive price pressures primarily in roofing related products.

Operating profit in the 2002 first quarter for the Elastomerics segment decreased $1.2 million from $0.9 million in the 2001 first quarter to a loss of $0.3 million in the 2002 first quarter. This decrease is due to reduced revenues, lower selling prices, unabsorbed costs associated with underutilized manufacturing capacity, and higher insurance costs.

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation, and filtration applications, decreased $8.4 million, or 42.6%, from $19.7 million in the 2001 first quarter to $11.3 million in the 2002 first quarter. The decrease is primarily attributable to the severe decline in demand for electronic application products, partially offset by higher sales of aviation and filtration products resulting from new product introductions and enhancements.

Operating profit in the 2002 first quarter for the Glass segment decreased $2.2 million from $2.0 million in the 2001 first quarter to a loss of $0.2 million in the 2002 first quarter. This decrease reflects lower contribution from sales and higher manufacturing and insurance costs.

Interest expense in the 2002 first quarter was $0.6 million less than the 2001 first quarter as a result of lower debt levels and interest rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 for additional discussion of the revolving credit facility.

Year to date for 2002, cash provided by operating activities was $1.7 million. Working capital at October 27, 2001 was $26.8 million compared with $25.7 million at January 26, 2002. Accounts receivable decreased by $4.5 million from October 27, 2001 to January 26, 2002 due to timing and sales levels. Inventories decreased $0.8 million from October 27, 2001 to January 26, 2002. Accounts payable and accrued expenses decreased by $4.9 million from October 27, 2001 to January 26, 2002 as a result of lower general payables.

The principal uses of cash in 2002 were for the repayment of long-term debt of approximately $2.3 million. The Company anticipates that its total capital expenditures in Fiscal 2002 will be approximately $1.0 million and expects such amounts to be funded by cash from operations and bank financing sources.

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

JPS INDUSTRIES, INC.

                           PART II - OTHER INFORMATION
Item
1.   Legal Proceedings                                                     None
2.   Changes in Securities                                                 None
3.   Defaults Upon Senior Securities                                       None
4.   Submission of Matters to a Vote of Security Holders                   None
5.   Other Information                                                     None
6.   Exhibits and Reports on Form 8-K:
     (a) Exhibits:
         (11) Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
     (b) Current Reports on Form 8-K:
                None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JPS INDUSTRIES, INC.

Date:  March 7, 2002                       /s/ Charles R. Tutterow
                                           -------------------------------------
                                           Charles R. Tutterow
                                           Executive Vice President,
                                             Chief Financial Officer & Secretary