Form 10-Q
period 2002-04-27
JPS INDUSTRIES INC
filed 2002-05-31
CIK 846615

================================================================================





                              JPS INDUSTRIES, INC.





                          Quarterly Report On Form 10-Q
                    Under the Securities Exchange Act of 1934
                   for the Fiscal Quarter Ended April 27, 2002




                                  ------------









================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,275,423 shares of the Company's Common Stock were outstanding as of May 23, 2002.

JPS INDUSTRIES, INC.
INDEX


                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.  FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Balance Sheets
                      April 27, 2002 (Unaudited) and October 27, 2001....................    3

                  Condensed Consolidated Statements of Operations
                      Three Months and Six Months Ended April 27, 2002 and
                      April 28, 2001 (Unaudited).........................................    4

                  Condensed Consolidated Statements of Cash Flows
                      Six Months Ended April 27, 2002 and April 28, 2001 (Unaudited).....    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited).......    6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..........................................    9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............   11

PART II. OTHER INFORMATION ..............................................................   12


ITEM 1.  FINANCIAL STATEMENTS

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)



                                                                                   April 27,          October 27,
                                                                                     2002                2001
                                                                                   ---------          -----------
                                                                                  (Unaudited)
ASSETS

Current assets:
   Cash                                                                            $      --           $     544
   Accounts receivable                                                                20,260              21,656
   Inventories (Note 2)                                                               16,618              18,439
   Prepaid expenses and other (Note 4)                                                 3,261               3,291
                                                                                   ---------           ---------
     Total current assets                                                             40,139              43,930

Property, plant and equipment, net                                                    41,005              43,707
Other assets                                                                          22,998              22,268
                                                                                   ---------           ---------

     Total assets                                                                  $ 104,142           $ 109,905
                                                                                   =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $   8,440           $  10,506
   Accrued salaries, benefits and withholdings                                         1,556               2,303
   Other accrued expenses                                                              3,474               3,700
   Current portion of long-term debt (Note 3)                                            644                 620
                                                                                   ---------           ---------
     Total current liabilities                                                        14,114              17,129

Long-term debt (Note 3)                                                               16,287              19,287
Deferred revenue and postemployment liabilities                                       19,056              18,242
                                                                                   ---------           ---------
     Total liabilities                                                                49,457              54,658
                                                                                   ---------           ---------

SHAREHOLDERS' EQUITY:
   Common stock- $.01 par value; authorized - 22,000,000 shares; issued -
     10,000,000 shares; outstanding -  9,275,423 shares                                  100                 100
   Additional paid-in capital                                                        124,168             124,175
   Treasury stock (at cost) - 724,577 shares                                          (2,817)             (2,835)
   Accumulated deficit                                                               (66,766)            (66,193)
                                                                                   ---------           ---------
     Total shareholders' equity                                                       54,685              55,247
                                                                                   ---------           ---------

     Total liabilities and shareholders' equity                                    $ 104,142           $ 109,905
                                                                                   =========           =========


Note: The condensed consolidated balance sheet at October 27, 2001 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)


                                                         Three Months Ended                         Six Months Ended
                                                  ---------------------------------          ---------------------------------
                                                    April 27,            April 28,            April 27,             April 28,
                                                      2002                 2001                 2002                  2001
                                                  -----------           -----------          -----------           -----------
Net sales                                         $    31,927           $    39,537          $    59,058           $    78,170
Cost of sales                                          27,646                30,686               50,479                60,538
                                                  -----------           -----------          -----------           -----------

Gross profit                                            4,281                 8,851                8,579                17,632

Selling, general and administrative
   expenses                                             4,297                 5,654                9,108                11,458
Other expense (income), net                                --                     2                    1                    --
                                                  -----------           -----------          -----------           -----------

Operating profit (loss)                                   (16)                3,195                 (530)                6,174

Interest expense                                          194                   634                  409                 1,485
                                                  -----------           -----------          -----------           -----------

Income (loss) before income taxes                        (210)                2,561                 (939)                4,689
Income taxes (benefit)                                    (82)                  997                 (366)                1,826
                                                  -----------           -----------          -----------           -----------

   Net income (loss)                              $      (128)          $     1,564          $      (573)          $     2,863
                                                  ===========           ===========          ===========           ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   Basic                                            9,273,590             9,207,549            9,272,978             9,382,533
                                                  ===========           ===========          ===========           ===========
   Diluted                                          9,273,590             9,424,528            9,272,978             9,618,978
                                                  ===========           ===========          ===========           ===========

Basic earnings (loss) per common share            $     (0.01)          $      0.17          $     (0.06)          $      0.31
                                                  ===========           ===========          ===========           ===========

Diluted earnings (loss) per common share          $     (0.01)          $      0.17          $     (0.06)          $      0.30
                                                  ===========           ===========          ===========           ===========



See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                 Six Months Ended
                                                                            ----------------------------
                                                                            April 27,          April 28,
                                                                              2002               2001
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $   (573)          $  2,863
                                                                            --------           --------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                            2,874              2,941
      Amortization of deferred financing costs                                    23                149
      Deferred income tax provision (benefit)                                   (366)             1,826
      Other, net                                                                  62                270
      Changes in assets and liabilities:
        Accounts receivable                                                    1,396              1,958
        Inventories                                                            1,821                (47)
        Prepaid expenses and other assets                                        396              2,706
        Accounts payable                                                      (2,066)            (3,351)
        Accrued expenses and other liabilities                                  (973)            (7,317)
                                                                            --------           --------
        Total adjustments                                                      3,167               (865)
                                                                            --------           --------
   Net cash provided by operating activities                                   2,594              1,998
                                                                            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Property and equipment additions                                            (173)            (4,650)
    Proceeds from assets held for sale                                            --             27,539
                                                                            --------           --------
    Net cash provided by (used in) investing activities                         (173)            22,889
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred                                                      --               (161)
    Purchase of treasury stock                                                    --             (2,104)
    Net proceeds from exercise of stock options                                   11                314
    Revolving credit facility repayments, net                                 (2,673)           (23,329)
    Repayment of other long-term debt                                           (303)              (720)
                                                                            --------           --------
    Net cash used in financing activities                                     (2,965)           (26,000)
                                                                            --------           --------

NET DECREASE IN CASH                                                            (544)            (1,113)
CASH AT BEGINNING OF PERIOD                                                      544              2,216
                                                                            --------           --------

CASH AT END OF PERIOD                                                       $     --           $  1,103
                                                                            ========           ========

SUPPLEMENTAL INFORMATION ON CASH FLOWS
    FROM CONTINUING OPERATIONS:
    Interest paid                                                           $    404           $  1,914
    Income taxes paid, net                                                       140                390




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

         The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 27, 2002 and for all periods presented have been made.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001 ("Fiscal 2001"). The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

2.       Inventories (in thousands):


                                                                                 April 27,         October 27,
                                                                                   2002               2001
                                                                                ------------      ------------
              Raw materials and supplies                                        $      3,211      $      3,415
              Work-in-process                                                          3,878             4,662
              Finished goods                                                           9,529            10,362
                                                                                ------------      ------------
                  Total                                                         $     16,618      $     18,439
                                                                                ============      ============


3.       Long-Term Debt (in thousands):


                                                                                 April 27,         October 27,
                                                                                   2002               2001
                                                                                ------------      ------------
              Senior credit facility, revolving line of credit                  $     14,080      $     16,752
              Capital lease obligation                                                 2,851             3,155
                                                                                ------------      ------------
                  Total                                                               16,931            19,907
              Less current portion                                                      (644)             (620)
                                                                                ------------      ------------
              Long-term portion                                                 $     16,287      $     19,287
                                                                                ============      ============



         The Company's Revolving Credit and Security Agreement ("the Revolving Credit Facility") is with Wachovia Bank. On April 26, 2002, the Company amended the Revolving Credit Facility to increase its flexibility and reduce the unused line fee. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $27 million or (b) a specified borrowing base (the "Borrowing Base"), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $9.1 million subject to reduction). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. The Company is currently in compliance with all of the restrictions and covenants of its Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin (the "Applicable Margin") based upon the Company's debt to EBITDA ratio. As of April 27, 2002, the Company's interest rate under the Revolving Credit Facility was 3.1%.

         As of April 27, 2002, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At April 27, 2002, the Company had approximately $12.3 million available for borrowing under the Revolving Credit Facility.

4.       Contingencies

         At April 27, 2002, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $89.2 million. The net operating loss carryforwards expire in years 2003 through 2020. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $105.2 million which expire in 2004 through 2020. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation.

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

         In June 1997, Sears Roebuck and Co. ("Sears") filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company's Hypalon roofing membrane installed during the 1980's on approximately 140 Sears stores. A trial date has been established for sometime in 2003. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously as it has since its inception in 1997. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss which may result. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company if not covered by insurance.

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


                                                   Three Months Ended                      Six Months Ended
                                              ----------------------------         ----------------------------
                                              April 27,          April 28,         April 27,          April 28,
                                                2002               2001              2002               2001
                                              ---------          ---------         ---------          ---------
         Net sales:
              Elastomerics                    $ 18,313           $ 21,840          $ 34,152           $ 40,816
              Glass                             13,614             17,697            24,906             37,354
                                              --------           --------          --------           --------

         Net sales                            $ 31,927           $ 39,537          $ 59,058           $ 78,170
                                              ========           ========          ========           ========

         Operating profit (loss)(1):
              Elastomerics                    $   (275)          $  1,245          $   (564)          $  2,192
              Glass                                259              1,950                34              3,982
                                              --------           --------          --------           --------
         Operating profit (loss)                   (16)             3,195              (530)             6,174
         Interest expense                          194                634               409              1,485
                                              --------           --------          --------           --------
         Income (loss)  before
            income taxes                      $   (210)          $  2,561          $   (939)          $  4,689
                                              ========           ========          ========           ========





                                                                                   April 27,         October 28,
                                                                                      2002              2001
                                                                                   ---------         -----------
         Identifiable assets:
              Elastomerics                                                         $ 51,201           $ 54,684
              Glass                                                                  52,941             55,221
                                                                                   --------           --------

                 Total assets                                                      $104,142           $109,905
                                                                                   ========           ========


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

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001:

RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile-oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications.

THREE MONTHS ENDED APRIL 27, 2002 (THE "2002 SECOND QUARTER") COMPARED TO THE THREE MONTHS ENDED APRIL 28, 2001 (THE "2001 SECOND QUARTER")

Consolidated net sales decreased $7.6 million, or 19.2%, from $39.5 million in the 2001 second quarter to $31.9 million in the 2002 second quarter. Operating profit decreased $3.2 million from $3.2 million in the 2001 second quarter to a loss of $16,000 in the 2002 second quarter.

Net sales in the 2002 second quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, decreased $3.5 million, or 16.1%, from $21.8 million in the 2001 second quarter to $18.3 million in the 2002 second quarter. This decrease is primarily attributable to lower urethane product sales as a result of general economic conditions and lower roofing product sales primarily due to price competition.

Operating profit for the Elastomerics segment decreased $1.5 million from $1.2 million in the 2001 second quarter to a loss of $0.3 million in the 2002 second quarter. The decrease is due to lower margins resulting from decreased sales prices and higher manufacturing costs, partially offset by lower allocated net corporate expenses resulting from higher pension income and reduced general expenses.

Net sales in the Glass segment, which includes substrates of synthetics and fiberglass for lamination, insulation, and filtration applications decreased $4.1 million, or 23.1%, from $17.7 million in the 2001 second quarter to $13.6 million in the 2002 second quarter. The decrease is caused by lower demand for electronic substrate products offset by higher demand for the Company's industrial products, including its new patented filtration products, partially offset by lower allocated net corporate expenses resulting from higher pension income and reduced general expenses.

Operating profit for the Glass segment decreased $1.6 million from $1.9 million in the 2001 second quarter to $0.3 million in the 2002 second quarter. This decrease is primarily caused by lower selling prices as a result of the highly competitive electronics market combined with higher manufacturing costs as a result of operating at lower efficiencies.

Interest expense in the 2002 second quarter was $0.4 million less than the 2001 second quarter as a result of lower debt levels and interest rates.

SIX MONTHS ENDED APRIL 27, 2002 (THE "2002 SIX-MONTH PERIOD") COMPARED TO THE SIX MONTHS ENDED APRIL 28, 2001 (THE "2001 SIX-MONTH PERIOD")

Consolidated net sales decreased $19.1 million, or 24.4%, from $78.2 million in the 2001 six-month period to $59.1 million in the 2002 six-month period. Operating profit decreased $6.7 million from $6.2 million in the 2001 six-month period to a loss of $0.5 million in the 2002 six-month period.

Net sales in the 2002 six-month period in the Elastomerics segment decreased $6.7 million, or 16.4%, from $40.8 million in the 2001 six-month period to $34.2 million in the 2002 six-month period. This decrease is primarily attributable to lower urethane product sales as a result of general economic conditions and lower roofing product sales primarily due to price competition.

Operating profit for the Elastomerics segment decreased $2.8 million from $2.2 million in the 2001 six-month period to a loss of $0.6 million in the 2002 six-month period. This decrease is due to lower margins resulting from decreased sales prices and higher manufacturing costs, partially offset by lower allocated net corporate expenses resulting from higher pension income and reduced general expenses.

Net sales in the Glass segment decreased $12.5 million, or 33.4%, from $37.4 million in the 2001 six-month period to $24.9 million in the 2002 six-month period. The decrease is primarily attributable to lower demand for electronic substrate products offset by higher demand for the Company's industrial products, including its new patented filtration products.

Operating profit for the Glass segment decreased $4.0 million from $4.0 million in the 2001 six-month period to $34,000 in the 2002 six-month period as a result of the highly competitive electronics market combined with higher manufacturing costs as a result of operating at lower efficiencies, partially offset by lower allocated net corporate expenses resulting from higher pension income and reduced general expenses.

Interest expense in the 2002 six-month period was $1.1 million less than the 2001 six-month period, reflecting lower debt levels and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 for additional discussion of the revolving credit facility.

Year to date for 2002, cash provided by operating activities was $2.6 million. Working capital at October 27, 2001 was $26.8 million compared with $26.0 million at April 27, 2002. From October 27, 2001 to April 27, 2002, accounts receivable decreased by $1.4 million due to timing and sales levels, inventories decreased $1.8 million, and accounts payable and accrued expenses decreased by $3.0 million as a result of payment of lower general payables.

The principal uses of cash in 2002 were for the repayment of long-term debt of approximately $3.0 million and capital expenditures of $173,000. The Company anticipates that its total capital expenditures in Fiscal 2002 will be $1.0 million and expects such amounts to be funded by cash from operations and bank financing sources.

Based upon the ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

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

JPS INDUSTRIES, INC.

                           PART II - OTHER INFORMATION

ITEM

1.   Legal Proceedings                                                 None
2.   Changes in Securities                                             None
3.   Defaults Upon Senior Securities                                   None
4.   Submission of Matters to a Vote of Stockholders
     The Company's Annual Meeting of Stockholders was held on February 26, 2002 in New York, New York for the following purposes:

     (1) To elect five (5) members of the Board of Directors to serve for a one year term expiring at the 2003 Annual Meeting of Stockholders:

                                                    For                Against
                                                    ---                -------

          Michael L. Fulbright                     7,044,656            29,456
          Robert J. Capozzi                        7,054,156            19,956
          Nicholas P. DiPaolo                      7,055,156            18,956
          John M. Sullivan, Jr.                    7,055,156            18,956
          Charles R. Tutterow                      7,036,656            37,456

     (2) To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the 2002 fiscal year:

                              For               Against             Abstain
                              ---               -------             -------

                           7,018,047            52,365               3,700

5.   Other Information                                                 None
6.   Exhibits and Reports on Form 8-K:
     (a) Exhibits:

          (10.1) First Amendment to the Revolving Credit & Security Agreement, dated as of April 26, 2002, by and among JPS, C&I, Elastomerics and Wachovia Bank, National Association (successor by merger to First Union National Bank).

          (10.2) Employment Agreement Amendment dated May 8, 2002 between the Company and Charles R. Tutterow.

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

                                       JPS INDUSTRIES, INC.

Date:  May 31, 2002                    /s/ Charles R. Tutterow
                                       -----------------------------------------
                                       Charles R. Tutterow
                                       Executive Vice President, Chief Financial
                                          Officer and Secretary