Form 10-Q
period 2002-07-27
JPS INDUSTRIES INC
filed 2002-09-06
CIK 846615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number (864) 239-3900

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
Yes   X            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,286,425 shares of the Company’s Common Stock were outstanding as of September 5, 2002.

JPS INDUSTRIES, INC.
INDEX

Item 1. Financial Statements

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	July 27,	October 27,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash	$0	$544
Accounts receivable	19,472	21,656
Inventories (Note 2)	16,745	18,439
Prepaid expenses and other (Note 4)	4,075	3,291

Total current assets	40,292	43,930

Property, plant and equipment, net	39,864	43,707
Other assets	23,351	22,268

Total assets	$103,507	$109,905

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,623	$10,506
Accrued salaries, benefits and withholdings	1,141	2,303
Other accrued expenses	4,278	3,700
Current portion of long-term debt (Note 3)	656	620

Total current liabilities	14,698	17,129

Long-term debt (Note 3)	14,946	19,287
Deferred revenue and postemployment liabilities	19,005	18,242

Total liabilities	48,649	54,658

SHAREHOLDERS’ EQUITY:
Common stock- $.01 par value; authorized -
22,000,000 shares; issued - 10,000,000 shares;
outstanding - 9,277,423 shares	100	100
Additional paid-in capital	124,163	124,175
Treasury stock (at cost) - 722,577 shares	(2,808)	(2,835)
Accumulated deficit	(66,597)	(66,193)

Total shareholders’ equity	54,858	55,247

Total liabilities and shareholders’ equity	$103,507	$109,905

Note: The condensed consolidated balance sheet at October 27, 2001 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net sales	$32,662	$34,925	$91,720	$113,095
Cost of sales	27,717	28,005	78,196	88,543

Gross profit	4,945	6,920	13,524	24,552

Selling, general and administrative expenses	4,514	4,830	13,622	16,288
Other expense (income), net	(1)	(1)	—	(1)

Operating profit (loss)	432	2,091	(98)	8,265

Interest expense	155	463	564	1,948

Income (loss) before income taxes	277	1,628	(662)	6,317
Income taxes (benefit)	108	634	(258)	2,460

Net income (loss)	$169	$994	$(404)	$3,857

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,276,423	9,261,763	9,274,090	9,357,644

Diluted	9,469,615	9,537,752	9,274,090	9,616,722

Basic earnings (loss) per common share	$0.02	$0.11	$(0.04)	$0.41

Diluted earnings (loss) per common share	$0.02	$0.10	$(0.04)	$0.40

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended

	July 27,	July 28,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(404)	$3,857

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,267	4,613
Amortization of deferred financing costs	34	235
Deferred income tax provision (benefit)	(258)	2,460
Other, net	(351)	408
Changes in assets and liabilities:
Accounts receivable	2,184	5,319
Inventories	1,694	(328)
Prepaid expenses and other assets	(526)	595
Accounts payable	(1,883)	(3,598)
Accrued expenses and other liabilities	(584)	(6,442)

Total adjustments	4,577	3,262

Net cash provided by operating activities	4,173	7,119

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions	(426)	(5,735)
Proceeds from assets held for sale	—	27,539

Net cash provided by (used in) investing activities	(426)	21,804

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs incurred	(1)	(197)
Purchase of treasury stock	—	(2,104)
Net proceeds from exercise of stock options	15	490
Revolving credit facility repayments, net	(3,845)	(27,287)
Repayment of other long-term debt	(460)	(864)

Net cash used in financing activities	(4,291)	(29,962)

NET DECREASE IN CASH	(544)	(1,039)
CASH AT BEGINNING OF PERIOD	544	2,216

CASH AT END OF PERIOD	$0	$1,177

SUPPLEMENTAL INFORMATION ON CASH FLOWS FROM CONTINUING OPERATIONS:
Interest paid	$542	$2,381
Income taxes paid, net	142	477

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Unless the context otherwise requires, the terms “JPS” and the “Company” as used in these condensed consolidated financial statements mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 27, 2002 and for all periods presented have been made.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001 (“Fiscal 2001”). The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

2.	Inventories (in thousands):

	July 27,	October 27,
	2002	2001

Raw materials and supplies	$3,214	$3,415
Work-in-process	3,474	4,662
Finished goods	10,057	10,362

Total	$16,745	$18,439

3.	Long-Term Debt (in thousands):

	July 27,	October 27,
	2002	2001

Senior credit facility, revolving line of credit	$12,907	$16,752
Capital lease obligation	2,695	3,155

Total	15,602	19,907
Less current portion	(656)	(620)

Long-term portion	$14,946	$19,287

The Company’s Revolving Credit and Security Agreement (“the Revolving Credit Facility”) is with Wachovia Bank. On April 26, 2002, the Company amended the Revolving Credit Facility to increase its flexibility and reduce the unused line fee. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $27 million or (b) a specified borrowing base (the “Borrowing Base”), which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $8.8 million subject to amortization). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. The Company is currently in compliance with all of the restrictions and covenants of its Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin (the “Applicable Margin”) based upon the Company’s debt to EBITDA ratio. As of July 27, 2002, the Company’s interest rate under the Revolving Credit Facility was 3.6%.

As of July 27, 2002, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At July 27, 2002, the Company had approximately $13.4 million of additional availability for borrowing under the Revolving Credit Facility.

4.	Contingencies

At July 27, 2002, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $89.9 million. The net operating loss carryforwards expire in years 2003 through 2020. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $105.2 million which expire in 2004 through 2020. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation.

The Company’s future ability to utilize a portion of its net operating loss carryforwards is limited under the income tax laws as a result of being treated as having a change in the ownership of the Company’s stock as of December 2000 under Federal income tax laws. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Based on the expiration dates for the loss carryforwards and fair market value at the time of ownership change, the Company does not believe that the limitations imposed as a result of prior ownership changes will result in any Federal loss carryforward expiring unutilized. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets. In addition, a future change in ownership could result in additional limitations on the ability of the Company to utilize its net operating loss carryforwards. Under applicable accounting guidelines, these future uncertainties, combined with factors giving rise to losses, requires a valuation allowance be recognized.

The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business including certain asbestos-based claims. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

In June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. A trial date is expected sometime in 2003. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously as it has since its inception in 1997. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss which may result. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company if not covered by insurance. In July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company, informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive, and monetary relief against Liberty Mutual which is pending.

5.	Business Segments

The Company’s reportable segments are JPS Elastomerics and JPS Glass. The reportable segments were determined using the Company’s method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold, the customer base, manufacturing process, and method of distribution. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental geomembranes, and various polyurethane products. The Glass segment produces and markets specialty substrates mechanically formed from fiberglass and other specialty materials for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense, and aerospace.

The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment’s operating profit, defined as earnings before interest and taxes. Indirect corporate expenses allocated to each business segment are based on management’s analysis of the costs attributable to each segment. The following table presents certain information regarding the business segments (in thousands):

	Three Months Ended		Nine Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net sales:
Elastomerics	$19,660	$19,913	$53,812	$60,729
Glass	13,002	15,012	37,908	52,366

Net sales	$32,662	$34,925	$91,720	$113,095

Operating profit (loss)(1):
Elastomerics	$132	$1,043	$(432)	$3,235
Glass	300	1,048	334	5,030

Operating profit (loss)	432	2,091	(98)	8,265
Interest expense	155	463	564	1,948

Income (loss) before income taxes	$277	$1,628	$(662)	$6,317

			July 27,	October 28,
			2002	2001

Identifiable assets:
Elastomerics			$52,738	$54,684
Glass			50,769	55,221

Total assets			$103,507	$109,905

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of Reorganization Value in Fiscal 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company’s actual results in Fiscal 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting manufacturing businesses, actions of a variety of domestic and foreign competitors, changes in demand in the primary markets of JPS, the seasonality of the Company’s sales, changes in the Company’s costs of claims, raw materials and energy, and the Company’s dependence on key personnel.

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2001:

RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile-oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications.

Three Months Ended July 27, 2002 (the “2002 Third Quarter”) Compared to the Three Months Ended July 28, 2001 (the “2001 Third Quarter”)

Consolidated net sales decreased $2.2 million, or 6.3%, from $34.9 million in the 2001 third quarter to $32.7 million in the 2002 third quarter. Operating profit decreased $1.7 million from $2.1 million in the 2001 third quarter to $0.4 million in the 2002 third quarter.

Net sales in the 2002 third quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, decreased $0.2 million, or 1.0%, from $19.9 million in the 2001 third quarter to $19.7 million in the 2002 third quarter. This decrease is primarily attributable to lower roofing product sales resulting primarily from price competition offset by higher sales of urethane products.

Operating profit for the Elastomerics segment decreased $0.9 million from $1.0 million in the 2001 third quarter to $0.1 million in the 2002 third quarter. The decrease is due to lower margins resulting from decreased sales prices and slightly higher manufacturing costs of roofing products, partially offset by improved operating performance for urethane products combined with lower allocated net corporate expenses resulting from higher pension income and reduced general expenses, with the exception of insurance.

Net sales in the Glass segment, which includes substrates of synthetics and fiberglass for lamination, insulation, and filtration applications decreased $2.0 million, or 0.4%, from $15.0 million in the 2001 third quarter to $13.0 million in the 2002 third quarter. The decrease is caused by lower unit demand for electronic substrate products partially offset by higher unit demand for the Company’s industrial products, including its new patented filtration products.

Operating profit for the Glass segment decreased $0.7 million from $1.0 million in the 2001 third quarter to $0.3 million in the 2002 third quarter. This decrease is primarily caused by lower selling prices as a result of the highly competitive electronics market combined with higher manufacturing costs as a result of operating at lower efficiencies. These costs were partially offset by lower allocated net corporate expenses resulting from higher pension income and reduced general expenses, with the exception of insurance.

Interest expense in the 2002 third quarter was $0.3 million less than the 2001 third quarter as a result of lower debt levels and interest rates.

Nine Months Ended July 27, 2002 (the “2002 Nine-Month Period”) Compared to the Nine Months Ended July 28, 2001 (the “2001 Nine-Month Period”)

Consolidated net sales decreased $21.4 million, or 18.9%, from $113.1 million in the 2001 nine-month period to $91.7 million in the 2002 nine-month period. Operating profit decreased $8.4 million from $8.3 million in the 2001 nine-month period to a loss of $0.1 million in the 2002 nine-month period.

Net sales in the 2002 nine-month period in the Elastomerics segment decreased $6.9 million, or 11.4%, from $60.7 million in the 2001 nine-month period to $53.8 million in the 2002 nine-month period. This decrease is primarily attributable to lower urethane product sales as a result of general economic conditions and lower roofing product sales primarily due to heavy price competition.

Operating profit for the Elastomerics segment decreased $3.6 million from $3.2 million in the 2001 nine-month period to a loss of $0.4 million in the 2002 nine-month period. This decrease is due to lower margins resulting from decreased sales prices and higher manufacturing and insurance costs, partially offset by lower allocated net corporate expenses resulting from higher pension income and reduced general expenses.

Net sales in the Glass segment decreased $14.5 million, or 27.7%, from $52.4 million in the 2001 nine-month period to $37.9 million in the 2002 nine-month period. The decrease is primarily attributable to lower demand for electronic substrate products offset by higher demand for the Company’s industrial products, including its new patented filtration products.

Operating profit for the Glass segment decreased $4.7 million from $5.0 million in the 2001 nine-month period to $0.3 million in the 2002 nine-month period as a result of the highly competitive electronics market combined with higher insurance and manufacturing costs as a result of operating at lower efficiencies, partially offset by lower allocated net corporate expenses resulting from higher pension income and reduced general expenses.

Interest expense in the 2002 nine-month period was $1.4 million less than the 2001 nine-month period, reflecting lower debt levels and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 for additional discussion of the revolving credit facility.

Year to date for 2002, cash provided by operating activities was $4.2 million. Working capital at October 27, 2001 was $26.8 million compared with $25.6 million at July 27, 2002. From October 27, 2001 to July 27, 2002, accounts receivable decreased by $2.2 million due to timing and sales levels, inventories decreased by $1.7 million due to management emphasis, and accounts payable and accrued expenses decreased by $2.5 million as a result of lower general payables.

The principal uses of cash in 2002 were for the repayment of long-term debt of approximately $4.3 million and capital expenditures of $426,000. The Company anticipates that its total capital expenditures in Fiscal 2002 will be $1.0 million or less and expects such amounts to be funded by cash from operations or bank financing sources.

At July 27, 2002, the Company had approximately $13.4 million available for borrowing under the Revolving Credit Facility. Based upon the ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

As a result of the significant decrease in equity investment values in the U.S. markets, we anticipate having to reflect a minimum liability on the financial statements of the Company relating to our pension plan obligations. This should not affect net income for fiscal 2002 and the amount will not be determined until the actuarial review of the Plan is completed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Revolving Credit Facility. The Company’s Revolving Credit Facility bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR). The Company does not speculate on the future direction of interest rates. Currently, all of the Company’s debt bears interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s debt to EBITDA ratio. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations, or cash flows would not be material.

Raw material price risk. A portion of the Company’s raw materials are commodities and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, and other factors which are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company’s ability to produce certain products. The Company has established long-term relationships with key suppliers and may enter into purchase contracts or commitments of one year or less for certain raw materials. Such agreements generally include a pricing schedule for the period covered by the contract or commitment. The Company believes that any changes in raw material pricing, which cannot be adjusted for by changes in its product pricing or other strategies, would not be significant.

General Economic Conditions. Demand for the Company’s products is affected by a variety of economic factors including, but not limited to, the cyclical nature of the construction industry, demand for electronic and aerospace products which ultimately utilize components manufactured by the Company, and general consumer demand. Adverse economic developments could affect the financial performance of the Company.

JPS INDUSTRIES, INC.

PART II — OTHER INFORMATION

Item

1.	Legal Proceedings
2.	Changes in Securities	None
3.	Defaults Upon Senior Securities	None
4.	Submission of Matters to a Vote of Stockholders	None
5.	Other Information	None
6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:
	(11)	Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
	(99.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(99.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Current Reports on Form 8-K:
Form 8-K dated August 5, 2002 (incorporated by reference) relating to change in registrant’s certifying accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPS INDUSTRIES, INC.

Date: September 6, 2002	/s/ Charles R. Tutterow

Charles R. Tutterow
Executive Vice President, Chief Financial Officer and Secretary