Form 10-Q/A
period 2002-07-27
JPS INDUSTRIES INC
filed 2002-12-23
CIK 846615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________.

Commission File Number 33-27038

JPS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-0868166

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina	29607

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,286,425 shares of the Company’s Common Stock were outstanding as of September 5, 2002.

EXPLANATORY NOTE

     Due to an inadvertent oversight, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 27, 2002, filed on September 6, 2002, omitted “Part I, Item 4: Controls and Procedures” and the required certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This amendment corrects those omissions.

JPS INDUSTRIES, INC.
INDEX

Item 1. Financial Statements

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	July 27,	October 27,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash	$0	$544
Accounts receivable	19,472	21,656
Inventories (Note 2)	16,745	18,439
Prepaid expenses and other (Note 4)	4,075	3,291

Total current assets	40,292	43,930
Property, plant and equipment, net	39,864	43,707
Other assets	23,351	22,268
Total assets	$103,507	$109,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,623	$10,506
Accrued salaries, benefits and withholdings	1,141	2,303
Other accrued expenses	4,278	3,700
Current portion of long-term debt (Note 3)	656	620

Total current liabilities	14,698	17,129
Long-term debt (Note 3)	14,946	19,287
Deferred revenue and postemployment liabilities	19,005	18,242

Total liabilities	48,649	54,658

SHAREHOLDERS’ EQUITY:
Common stock — $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,277,423 shares	100	100
Additional paid-in capital	124,163	124,175
Treasury stock (at cost) – 722,577 shares	(2,808)	(2,835)
Accumulated deficit	(66,597)	(66,193)

Total shareholders’ equity	54,858	55,247

Total liabilities and shareholders’ equity	$103,507	$109,905

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

	Three Months Ended		Nine Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net sales:
Elastomerics	$19,660	$19,913	$53,812	$60,729
Glass	13,002	15,012	37,908	52,366

Net sales	$32,662	$34,925	$91,720	$113,095

Operating profit (loss) (1):
Elastomerics	$132	$1,043	$(432)	$3,235
Glass	300	1,048	334	5,030

Operating profit (loss)	432	2,091	(98)	8,265
Interest expense	155	463	564	1,948

Income (loss) before income taxes	$277	$1,628	$(662)	$6,317

			July 27,	July 28,
			2002	2001

Identifiable assets:
Elastomerics			$52,738	$54,684
Glass			50,769	55,221

Total assets			$103,507	$109,905

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of Reorganization Value in Fiscal 2001.

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

Item 4. Controls and Procedures

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor were there any significant deficiencies or material weaknesses in these controls, as of the date of this report. Therefore, no corrective actions were taken.

JPS INDUSTRIES, INC.

PART II — OTHER INFORMATION

Item

1	Legal Proceedings
2	Changes in Securities	None
3	Defaults Upon Senior Securities	None
4	Submission of Matters to a Vote of Stockholders	None
5	Other Information	None
6	Exhibits and Reports on Form 8-K:

(a)	Exhibits:

	(11)	Statement re: Computation of Per Share Earnings — not required since such computation can be clearly determined from the material contained herein.

	(99.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K:
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

Charles R. Tutterow Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

     I, Michael L. Fulbright, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of JPS Industries, Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Michael L. Fulbright

Name: Michael L. Fulbright Title: Chairman of the Board, President and Chief Executive Officer

     I, Charles R. Tutterow, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of JPS Industries, Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Charles R. Tutterow

Name: Charles R. Tutterow Title: Executive Vice President, Chief Financial Officer and Secretary Financial