Form 10-K
period 2002-11-02
JPS INDUSTRIES INC
filed 2003-01-30
CIK 846615

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 2, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 33-27038

JPS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	57-0868166 (I.R.S. Employer Identification No.)

555 North Pleasantburg Drive, Suite 202, Greenville, SC (Address of principal executive offices)	29607 (Zip Code)

Registrant’s telephone number, including area code: (864) 239-3900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01 per share, 22,000,000 shares authorized;
10,000,000 shares issued, 9,291,759 outstanding.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   ☐

     As of January 29, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on January 29, 2003, as reported by the Nasdaq National Market, was approximately $24,251,500.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:   ☒

     As of the date hereof, 10,000,000 of the registrant’s Common Stock $.01 par value per share were issued and 9,291,759 were outstanding.

     The Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

JPS INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS

General

Unless the context otherwise requires, the terms “JPS” and the “Company” as used in this Form 10-K mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

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

JPS is a Delaware corporation incorporated in 1986 and has been publicly held since the completion of its financial restructuring in October 1997. The Company’s common stock is listed in the Nasdaq National Market System under the stock symbol “JPST.”

The 1997 Restructuring

In 1997, JPS determined that it would be unable to meet certain debt obligations on its public bonds that would become due commencing in June 1997. Accordingly, on May 15, 1997, JPS, JPS Capital Corp., a wholly-owned subsidiary of JPS (“JPS Capital”) and an unofficial committee (the “Unofficial Bondholder Committee”) comprised of institutions that owned, or represented owners that beneficially owned, approximately 60% of the 10.85% Senior Subordinated Discount Notes due June 1, 1999 (the “10.85% Notes”), the 10.25% Senior Subordinated Notes due June 1, 1999 (the “10.25% Notes”), and the 7% Subordinated Debentures due May 15, 2000 (“the 7% Notes”) (together with the 10.85% Notes and the 10.25% Notes, the “Old Debt Securities”) reached an agreement in principle on the terms of a restructuring to be accomplished under chapter 11 of the Bankruptcy Code which culminated in a Joint Plan of Reorganization (as amended, the “Plan of Reorganization”) proposed by JPS and JPS Capital under chapter 11 of the Bankruptcy Code. Pursuant to a disclosure statement, dated June 25, 1997 (the “Disclosure Statement”), on June 26, 1997, JPS and JPS Capital commenced a prepetition solicitation of votes by the holders of Old Debt Securities and 390,719 shares of Series A Senior Preferred Stock (the “Old Senior Preferred Stock”) to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Old Debt Securities and Old Senior Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of more than 99% of the Old Debt Securities that voted on the Plan of Reorganization and by holders of 100% of the Old Senior Preferred Stock that voted on the Plan of Reorganization.

On August 1, 1997, JPS commenced its voluntary reorganization case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and filed the Plan of Reorganization and the Disclosure Statement. None of JPS’s subsidiaries, including JPS Capital which was a co- proponent of the Plan of Reorganization, commenced a case under the Bankruptcy Code. Pursuant to orders of the Bankruptcy Court entered on September 9, 1997, the Bankruptcy Court (i) approved the Disclosure Statement and the solicitation of votes on the Plan of Reorganization and (ii) confirmed the Plan of Reorganization. The Plan of Reorganization became effective on October 9, 1997 (the “Effective Date”) resulting in, among other things, the cancellation of the Old Senior Preferred Stock, 10,000 shares of Series B Junior Preferred Stock (the “Old Junior Preferred Stock”), 490,000 shares of Class A common stock and 510,000 shares of Class B common stock (together with Class A common stock, the “Old Common Stock”), and the issuance of 10,000,000 shares of Common Stock $.01 par value per share (the “Common Stock”).

Through the implementation of the Plan of Reorganization, as of the Effective Date, JPS’s most significant financial obligations were restructured: $240,091,318 in face amount of outstanding Old Debt Securities were exchanged for, among other things, $14.0 million in cash, 99.25% of the shares of Common Stock and $34.0 million in aggregate principal amount (subject to adjustment on the maturity date) of contingent payment notes issued by JPS Capital (the “Contingent Notes”); the Old Senior Preferred Stock, the Old Junior Preferred Stock and the Old Common Stock were canceled; warrants (which have expired) to purchase up to 5% of the common stock of JPS (the “New Warrants”) with an initial purchase price of $98.76 per share were issued in respect of the Old Senior Preferred Stock; and the obligations of JPS under its former working capital facility were satisfied and the Revolving Credit Facility was obtained. JPS’s senior management received approximately 0.75% of the Common Stock in lieu of payment under their contractual retention bonus agreements. As a result of the restructuring, JPS’s only significant debt obligation is its guaranty of the obligations of its operating subsidiaries under the Revolving Credit and Security Agreement with Wachovia Bank (the “Revolving Credit Facility”). The equipment loan contracts, which are long-term obligations of the operating subsidiaries, are not guaranteed by, or otherwise obligations of, JPS. In August 1998, the Company reduced its long-term debt and related investments by repaying all of the approximately $34.0 million in principal amount of JPS Capital’s Contingent Notes.

Business Segments

The Company currently operates in two reportable business segments (each of which constitutes a separate and distinct division)—JPS Elastomerics and JPS Glass. Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” discloses the sales, profitability and net assets of each segment. Each division has independent administrative, manufacturing and marketing capabilities for all material aspects of their operations, including product design, technical development, customer service, purchasing, and collections. JPS’s corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for its subsidiaries. Corporate costs are allocated to the divisions for segment reporting purposes. The following discussion provides general information as it relates to each division:

JPS Elastomerics

Through its JPS Elastomerics division, the Company is a market leader in the manufacturing and marketing of scrim-reinforced, heat-weldable, single-ply roofing membrane that is sold globally through a network of roofing distributors. The Company offers a polypropylene-based material, a Hypalon® (chlorosulfonated polyethylene)-based material, and a PVC-based material. These products, marketed under Stevens® Roofing Systems, are sold primarily to roofing distributors and contractors who install new and retrofitted roofs for commercial, industrial, and institutional construction. The Company is a major manufacturer and global marketer of polyurethane film, sheet, tubing, cord, and profile for a myriad of applications in security, athletic, automotive, medical, industrial, and consumer products industries.

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

The Company is a leading producer of AstroQuartz® substrates formed from quartz filaments to produce sophisticated electronic circuit boards and extremely high temperature thermal insulation for the defense and civilian aerospace industries. The Company also offers its patented AcidFlex® and UltraFlex® filtration products to industrial manufacturers.

JPS’s wholly-owned operating subsidiaries include JPS Elastomerics and JPS Converter and Industrial Corp. (“C&I”). JPS’s other wholly-owned subsidiaries do not have any significant operations: JPS Capital, International Fabrics, Inc. (“Fabrics”), JPS Auto, Inc. (“Auto”) and JPS Carpet Corp. (“Carpet”).

Manufacturing

JPS Elastomerics

The Elastomerics division operates two facilities and employs approximately 260 employees. Construction products are produced from raw materials, where they are blended to proprietary specifications along with fire-retardant and UV stabilizers and then calendered on state-of-the-art equipment.

Polyurethane products are extruded in highly engineered blown film and flat sheet extrusion processes from urethane resins and additives. Depending on end uses, some materials are manufactured in class 10,000 clean zone environments.

JPS Glass

The Glass division operates one facility and employs approximately 350 employees. The Company purchases fiberglass and other specialty materials to mechanically form substrates which have proprietary finishes applied to meet individual customer specifications. These proprietary finishes are designed to act as the bonding agent between the fiberglass substrate and the customer’s value-added application. In almost every case, the customer’s product would have lower or unacceptable performance without the proprietary finish. These finishes are customer specific and developed over years of trial and development. All products are manufactured to customer specification and require certification to either military or customer specification prior to shipment.

Raw Materials

The Company maintains good relationships with its suppliers and has, where possible, diversified its supplier base so as to avoid a disruption of supply. In most cases, the Company’s raw materials are staple goods that are readily available from domestic and international fiberglass and chemical manufacturers. For several products, however, branded goods or other circumstances prevent such a diversification, and an interruption of the supply of these raw materials could have a significant negative impact on the Company’s ability to produce certain products. The construction products group has negotiated comprehensive supply agreements for all its polymer, chemical and accessory products, with multiple production sites assuring an uninterrupted supply. The urethane products group purchases under contract from all major thermoplastic polyurethane suppliers. The Company believes that its practice of purchasing such items from large, stable companies minimizes the risk of interrupting the supply of raw materials.

Marketing and Competition

The following is a discussion of marketing and competitive factors as they relate to each of the Company’s divisions:

JPS Elastomerics

The commercial roofing industry is highly competitive with a number of major participants in all segments of the industry, with many of the Company’s competitors significantly larger in terms of aggregate sales. In the Specialty segment of the single-ply market where the Company competes, there are more than 10 competitors. Industry capacity additions in 2000 and 2001 are likely to keep prices under pressure as the market demand declined in 2002 and looks to remain weak in the coming year.

The Company markets it products under the Stevens® Roofing Systems brand name using a push-pull strategy: pushing products through distribution to the roofing contractor and pulling products through the market by creating demand on the part of building owners, architects and specifiers.

The Company has approximately 35 field sales staff as well as a network of independent representatives, distributors and distributor-representatives as its sales force. In addition, the Company has a distribution and marketing agreement with Trelleborg Building Systems, AB covering most of Europe and a licensing program in Asia. Marketing efforts in the roofing industry include (i) developing new products to meet changing market demands, (ii) providing proprietary accessory products, (iii) implementing contractor-specific programs, and (iv) expanding national account efforts.

Geomembrane products are sold to a select group of fabricators and installers. The Company’s marketing efforts are focused on supporting those companies in a variety of ways.

The Company’s urethane products are marketed under the Stevens® brand and through both direct sales personnel and a nationwide network of independent representatives. The Company’s products are sold to specification and each application has specific end-use performance requirements. As with the construction products, marketing efforts for urethane are multifaceted with new product development and engineering being critical factors to the success of these products.

JPS Glass

The glass substrate business is highly competitive and globally influenced because of the significant capacity that exists in Europe, Asia and North America. The Company believes itself to be the third largest North American producer of glass substrates, where the majority of its products are sold. Importantly, it is well-positioned because of the balance between its electrical components, fiberglass reinforced composites, construction, and insulation product lines. Additionally, within the electrical substrate product line (i.e., printed circuit boards), the Company’s ability to commit substantially all of its capacity to light weight substrates is a market strength because they are used in a vast array of growing consumer product markets, such as cell phones, computers, pagers, as well as the electronic infrastructure for the internet.

The Company’s glass products are marketed through a combination of direct sales and distributors, with the central focus being development of customer specific finishes that enhance their respective value added processes.

Customers

No customer accounts for more than 10% of the Company’s sales. However, the loss of certain other customers could have a material adverse effect on sales.

Product Development

The following is a discussion of product development as it relates to each of the Company’s divisions:

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

The Company offers both aliphatic and aromatic polyurethane products. Aliphatic materials, which are used in glass clad polycarbonate laminates for security-glazing applications, are extruded in a clean zone environment to ensure maximum product cleanliness. Aromatic materials are extruded by blown film and flat sheet technologies. The Company spends a considerable amount of R&D effort to develop compounds to specifically meet customer needs. In addition, the Company provides specific surface finishes, textures, colors, etc. that may be required for end-use applications.

JPS Glass

R&D efforts include the continued refinement of silane chemistry and substrate processing, for high Tg resin systems, CAF (Conductive Anodic Filamentation) improvement and HDI (High Density Interlock) for improved laser drillability in the printed circuit board industry, development of soft moldable finishes for the building products industry, high-flex finishes to extend the life of filtration substrates for the power generation industry, and new low cost materials for the mechanically needled insulation industry. The product development effort is an ongoing customer specific process that is enhanced by the involvement of the division’s vendor partners with the division’s highly skilled research department.

Backlog

Unfilled open orders, which the Company believes are firm, were $9.2 million at November 2, 2002 and $20.0 million at October 27, 2001. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of November 2, 2002, will be filled in the 52-week period ending November 1, 2003 (“Fiscal 2003”). The Company believes that the amount of backlog provides limited indication of the sales volume that can be expected in coming months, and changes in economic conditions may result in deferral or acceleration of orders which may affect sales volume for a given period.

No significant portion of the Company’s business is subject to renegotiation of profits, or termination of contracts or subcontracts at the election of the government.

Patents, Licenses and Trademarks

The following is a discussion of patent licenses and trademarks as they relate to each of the Company’s divisions:

JPS Elastomerics

Products, such as commercial roofing, geomembranes and polyurethane, are marketed under the “Stevens” brand name. As such, the Company is in the process of securing U.S. trademarks for the following names: Stevens Roofing Systems™, Stevens Geomembranes™ and Stevens Urethane™. In addition, the Company currently holds U.S. trademarks on the names Hi-Tuff® and Hi-Tuff Plus®. The Company also holds trademarks for the Hi-Tuff ™ name in Canada, Mexico and certain European and Asian countries.

In terms of product licensing, the Company is currently involved with two manufacturing licensees: Tsutsunaka Plastics Industries (“TPI”) of Japan and Protan A/S of Norway. The Company has licensed roofing technology to Protan for manufacturing and marketing TPO-based roofing products in the Scandinavian countries. In addition, Stevens roofing and geomembrane compound and manufacturing technologies have been licensed to TPI for the production and marketing of membranes in Japan, and the Company has entered into an agreement with Trelleborg Building Systems AB for marketing of the Company’s roofing products in Europe.

JPS Glass

A total of four patents and 36 trademarks are secured or are in the process of being secured by the Company for its Glass business. These include, but are not limited to: alkali resistant meshes for Exterior Insulation Facing Systems trademarked under the names of Versaflex®, Duraflex®, Ultraflex®, Standardflex®, and Gorilla-Mesh™; filtration products trademarked under the names AcidFlex®, AcidBond™, and Ultraflex®; substrates meeting high temperature requirements trademarked under the names, Tempratex® and Industro-Quartz™; special laser drillable substrates under the trademark APS™ (Ablative Precision Substrate); and Quartz Hybrid substrates with the Astralar® and AstroCarb® trademarks.

Employees

As of November 2, 2002, the Company had 620 active employees of which 446 were hourly and 174 were salaried. None of the Company’s employees are represented by unions. The Company believes it has good relations with its employees.

Environmental and Regulatory Matters

The Company is subject to various federal, state and local government laws and regulations concerning, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes. The Company’s plants generate small quantities of hazardous waste that are either recycled or disposed of off-site by or at licensed disposal or treatment facilities.

The Company believes that it is in substantial compliance with all existing environmental laws and regulations to which it is subject. In addition, the Company is subject to liability under environmental laws relating to the past release or disposal of hazardous materials. To date, and in management’s belief for the foreseeable future, liability under and compliance with existing environmental laws has not had and will not have a material adverse effect on the Company’s financial or competitive positions. No representation or assurance can be made, however, that any change in federal, state or local requirements or the discovery of unknown problems or conditions will not require substantial expenditures by the Company.

Seasonality

Certain portions of the business of the Company are seasonal (principally construction products) and sales of these products tend to decline during winter months in correlation with construction activity. These declines have historically tended to result in lower sales and operating profits in the first and second quarters than in the third and fourth quarters of the Company’s fiscal year.

Working Capital

Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Form 10-K under the caption “Liquidity and Capital Resources.”

Financial information for the JPS Elastomerics and JPS Glass segments is set forth in Note 10 to the Consolidated Financial Statements included in Item 8 herein.

Cautionary Statements Concerning Forward Looking Statements

Certain statements contained in this Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company’s actual results in Fiscal 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations, the seasonality of the Company’s sales, the volatility of the Company’s raw material costs, claims and energy, and the Company’s dependence on key personnel and certain large customers.

Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 2. PROPERTIES.

The following table sets forth certain information relating to the Company’s principal facilities (segment information relates to principal use). All of the facilities are owned and are used for manufacturing.

	Square		Square
Location	Footage	Location	Footage

JPS Elastomerics		JPS Glass

Westfield, NC	237,000	Slater, SC	433,000
Easthampton, MA	50,000

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

In June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. A trial date is expected sometime in 2003. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously as it has since its inception in 1997. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss that may result. In July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive, and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January 2003, the court granted JPS' summary judgment motion on Sears' breach of contract claim. These orders are not final and may be subject to reconsideration or appeal. To the extent these rulings remain in effect, the number of roofs involved in the case will be substantially reduced, and the Company believes that an unfavorable resolution of the remaining actions would not have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of the Company was approved for listing and trading on the Nasdaq National Market System under the stock symbol “JPST,” effective January 30, 1998. Prior to that time, there was only sporadic trading of the common stock in the over-the-counter market. The following table presents the high and low sales prices for the common stock for each full quarterly period for the past two years.

Fiscal 2001	High	Low

First Quarter	$6.000	$3.250
Second Quarter	5.125	4.370
Third Quarter	7.490	4.370
Fourth Quarter	6.900	3.370

Fiscal 2002	High	Low

First Quarter	$6.500	$4.280
Second Quarter	5.850	3.750
Third Quarter	4.470	3.650
Fourth Quarter	4.300	3.410

As of January 21, 2003, there were approximately 35 holders of record of the Company’s common stock.

The Company has never paid a dividend on its common stock. The Company presently intends to retain earnings to fund working capital and for general corporate purposes and, therefore, does not intend to pay cash dividends on shares of the common stock in the foreseeable future. The payment of future cash dividends, if any, would depend on the Company’s financial condition, results of operations, current and anticipated capital requirements, restrictions under the existing indebtedness (including, without limitation, indebtedness evidenced by the Revolving Credit Facility and refundings and refinancings thereof) and other factors deemed relevant by JPS’s Board of Directors. The Company’s subsidiaries that are borrowers under certain credit agreements are restricted from paying cash dividends to JPS with respect to their capital stock unless, among other things, JPS and its subsidiaries satisfy certain specified financial tests.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA.

(Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company for the fiscal years indicated. The selected historical financial data for the years ended October 31, 1998, October 30, 1999, October 28, 2000, October 27, 2001, and November 2, 2002 have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the yarn sales business (sold on July 23, 1999), the cotton commercial products business (sold on August 27, 1999), and the Apparel Division (sold on November 17, 2000), as discussed in Note 3 to the Consolidated Financial Statements of the Company at Item 8 in this Form 10-K.

The financial statements for the years ended October 31, 1998, October 30, 1999, October 28, 2000, October 27, 2001, and November 2, 2002 reflect the Company’s emergence from chapter 11 on October 9, 1997 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the implementation of fresh start accounting, certain of the selected financial data for the years ended October 31, 1998, October 30, 1999, October 28, 2000, October 27, 2001, and November 2, 2002 are not comparable to the selected financial data of prior periods. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere herein.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	October 31,	October 30,	October 28,	October 27,	November 2,
	1998	1999	2000	2001	2002
Statement of Operations Data:	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)

Net sales	$155,944	$156,867	$167,978	$147,626	$126,363
Cost of sales	119,727	121,579	126,380	116,888	108,099

Gross profit	36,217	35,288	41,598	30,738	18,264
Selling, general and administrative expenses	25,134	26,978	27,368	21,162	18,018
Other expense (income), net	(67)	1,663	(18)	(1)	(2)

Operating profit	11,150	6,647	14,248	9,577	248
Interest income	1,038	—	—	—	—
Interest expense	(4,013)	(3,511)	(3,442)	(2,333)	(735)

Income (loss) before income taxes and discontinued operations	8,175	3,136	10,806	7,244	(487)
Income taxes (benefit)	3,462	1,997	4,517	2,818	(121)

Income (loss) from continuing operations	4,713	1,139	6,289	4,426	(366)
Discontinued operations (net of taxes):
Loss from discontinued operations	(15,377)	(4,485)	(104)	—	—
Loss on disposal of discontinued operations	—	(18,096)	(47,415)	—	—

Net income (loss)	$(10,664)	$(21,442)	$(41,230)	$4,426	$(366)

Income (loss) applicable to common stock	$(10,664)	$(21,442)	$(41,230)	$4,426	$(366)

Weighted average number of shares outstanding — Basic	10,000,000	10,000,000	9,940,000	9,340,466	9,277,623

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.47	$0.11	$0.63	$0.47	$(0.04)
Discontinued operations (net of taxes):
Loss from discontinued operations	(1.54)	(0.44)	(0.01)	—	—
Loss on disposal of discontinued operations	—	(1.81)	(4.77)	—	—

Net income (loss)	$(1.07)	$(2.14)	$(4.15)	$0.47	$(0.04)

	October 31,	October 30,	October 28,	October 27,	November 2,
Balance Sheet Data:	1998	1999	2000	2001	2002

Working capital, excluding net assets held for sale	$29,606	$29,148	$28,734	$26,801	$23,569
Total assets	255,284	216,316	148,242	109,905	89,021
Total long-term debt, less current portion	98,693	79,806	51,529	19,287	12,755
Shareholders’ equity	109,528	94,653	52,408	55,247	13,977

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the Apparel Division (sold on November 17, 2000).

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	October 28,	October 27,	November 2,
	2000	2001	2002

NET SALES
Elastomerics	$86,595	$82,409	$75,466
Glass	87,319	65,217	50,897

	173,914	147,626	126,363
Less intersegment sales(1)	(5,936)	—	—

Net sales	$167,978	$147,626	$126,363

OPERATING PROFIT(2)
Elastomerics	$7,458	$3,922	$(256)
Glass	6,790	5,655	504

Operating profit	14,248	9,577	248
Interest expense, net	(3,442)	(2,333)	(735)

Income (loss) before income taxes and discontinued operations	$10,806	$7,244	$(487)

OTHER DATA

Cash provided by operating activities	$33,977	$11,055	$7,124
Cash provided by (used in) investing activities	$(2,609)	$21,717	$(974)
Cash (used in) financing activities	$(29,579)	$(34,444)	$(6,427)

EBITDA(3)
Elastomerics	$10,369	$6,567	$2,327
Glass	10,036	8,807	3,645

Total EBITDA	$20,405	$15,374	$5,972

(1)	Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment which was discontinued in Fiscal 2000. All intersegment revenues and profits are eliminated in the consolidated financial statements.

(2)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees and amortization of reorganization costs in excess of amounts allocable to identifiable assets.

(3)	EBITDA represents operating income plus depreciation and amortization and certain other charges as defined in the Company’s credit agreement. EBITDA as determined by the Company may not be comparable to the EBITDA measure as reported by other companies. This presentation of EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity. In addition, this measure does not represent funds available for discretionary use. It is included herein to provide additional information with respect to the Company’s credit agreement. Refer to the Consolidated Statement of Cash Flows in Item 8 for additional information regarding the Company’s GAAP basis cash flows.

RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications.

Fiscal 2002 Compared With Fiscal 2001

Consolidated net sales decreased $21.3 million, or 14.0%, from $147.6 million in Fiscal 2001 to $126.4 million in Fiscal 2002. Consolidated operating profit decreased $9.3 million from $9.6 million in Fiscal 2001 to $0.3 million in Fiscal 2002. Total selling, general and administrative expenses decreased $3.1 million from Fiscal 2001 to Fiscal 2002 while remaining at 14.3% of sales. The decrease is primarily attributed to lower variable selling costs, higher pension income and cost savings initiatives.

JPS Elastomerics

Net sales in Fiscal 2002 in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, decreased $6.9 million, or 8.4%, from $82.4 million in Fiscal 2001 to $75.5 million in Fiscal 2002. Sales of the Company’s roofing products were adversely affected by the dramatic decrease in domestic commercial construction. In addition, the domestic roofing market continues to be characterized by intense competition driven by aggressive entrants into this segment of the market. The Company has addressed this challenge by instituting aggressive pricing strategies, developing new products including the introduction of PVC and 80 mil TPO single-ply membranes, strengthening sales management in key territories, and taking actions to reduce operating costs. Sales of urethane products were up slightly year over year.

Operating profit in Fiscal 2002 for the Elastomerics segment decreased $4.2 million from $3.9 million in Fiscal 2001 to a loss of $0.3 million in Fiscal 2002. The decrease resulted principally from lower sales volumes, prices and margins on roofing products. Cost of goods sold increased as a result of higher insurance, energy, claims, and efficiency losses which were partially offset with cost reduction measures and improved inventory management. Selling, general and administrative costs decreased as a result of cost savings initiatives and higher allocated pension income.

JPS Glass

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, decreased $14.3 million, or 21.9%, from $65.2 million in Fiscal 2001 to $50.9 million in Fiscal 2002 primarily as a result of the significant decline in demand for electronics-related substrates. The electronics industry represents the largest customer base for the Company’s fiberglass products and dramatic demand decreases were only partly offset by higher sales of filtration, Quartz and other industrial substrates.

Operating profit in Fiscal 2002 for the Glass segment decreased $5.2 million from $5.7 million in Fiscal 2001 to $0.5 million in Fiscal 2002. Lower unit sales and prices of electronic substrates combined with higher insurance and manufacturing costs to account for the majority of the operation profit reduction, more than offsetting the contribution from higher sales of filtration, Quartz and industrial substrates. Selling general and administrative costs decreased as a result of cost savings initiatives and higher allocated pension income.

Other

Interest expense decreased $1.6 million to $0.7 million in Fiscal 2002 from $2.3 million in Fiscal 2001. Total long-term debt was reduced by approximately $6.5 million in Fiscal 2002 as a result of cash flow from operations.

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

JPS Elastomerics

Net sales in Fiscal 2001 in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, decreased $4.2 million, or 4.8%, from $86.6 million in Fiscal 2000 to $82.4 million in Fiscal 2001. The domestic roofing market continues to be characterized by intense competition driven by aggressive entrants into this market. The Company has addressed this challenge by instituting aggressive pricing strategies, developing new products, strengthening sales management in key territories, and taking actions to reduce operating costs. Sales of urethane products decreased due to lower overall demand for certain of the Company’s extruded sheet products as a result of the general economic downturn experienced in the second half of Fiscal 2001.

Operating profit in Fiscal 2001 for the Elastomerics segment decreased $3.6 million from $7.5 million in Fiscal 2000 to $3.9 million in Fiscal 2001. The decrease resulted principally from lower sales and margins on roofing products partially offset with cost reduction measures and improved inventory management.

JPS Glass

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, decreased $16.2 million, or 19.9%, from $81.4 million in Fiscal 2000 to $65.2 million in Fiscal 2001 primarily as a result of the significant decline in demand for electronics-related substrates. The electronics industry represents the largest customer base for the Company’s fiberglass products.

Operating profit in Fiscal 2001 for the Glass segment decreased $1.1 million from $6.8 million in Fiscal 2000 to $5.7 million in Fiscal 2001 resulting from improved manufacturing productivity and improved quality of its products and services which have partially offset higher insurance costs as well as declining prices and volume.

Other

Interest expense decreased $1.1 million to $2.3 million in Fiscal 2001 from $3.4 million in Fiscal 2000. Total long-term debt was reduced by approximately $32.6 million in Fiscal 2001 as a result of cash flow from operations and payment received on the sale of the Company’s Apparel Division. The Company has also benefited from interest rate reductions.

On November 17, 2000 the Company sold the assets of its greige apparel fabric business, which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $125.4 million in Fiscal 2000. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the apparel fabric business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related reorganization value in excess of amounts allocable to identifiable assets, and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company’s outstanding indebtedness on its Revolving Credit Facility which was amended in connection with the transaction to reflect the Company’s lower borrowing requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. The Company’s Revolving Credit Facility is with Wachovia Bank. On April 26, 2002, the Company amended the Revolving Credit Facility to increase its flexibility and reduce the unused line fee. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $8.7 million subject to amortization). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s debt to EBITDA ratio. As of January 7, 2003, the Company’s interest rate under the Revolving Credit Facility was 3.4% and it had approximately $15.0 million of additional availability for borrowing under the Revolving Credit Facility.

In conjunction with the recognition of the additional minimum pension liability, and resulting reduction to tangible net worth, as defined in the Credit Agreement, the Company violated the minimum net worth covenant as of November 2, 2002. The Company has obtained a waiver of any such default through November 2, 2003. The Company expects to make contributions to its pension plan in the amount of $4.0 million to $7.0 million in Fiscal 2003.

Year to date for 2002, cash provided by operating activities was $7.1 million. Working capital at October 27, 2001 was $26.8 million compared with $23.6 million at November 2, 2002. From October 27, 2001 to November 2, 2002, accounts receivable decreased by $1.5 million due to timing and sales levels, inventories decreased $3.4 million due to management emphasis, and accounts payable and accrued expenses decreased by $2.5 million as a result of lower general payables.

The principal uses of cash in 2002 were for capital expenditures of $974,000 to upgrade the Company’s manufacturing operations and the repayment of long-term debt of approximately $6.5 million. In 2001, the Company received approximately $27.5 million in proceeds from the sale of its Apparel division as discussed above under the caption “Fiscal 2001 Compared With Fiscal 2000”. Such funds were used to reduce the Company’s outstanding indebtedness under its Revolving Credit Facility and certain equipment loans.

Based upon the ability to generate working capital through its operations and its new Revolving Credit Facility the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has historically been able to pass along inflationary increases in its costs by increasing the prices for its products or by increasing manufacturing efficiencies; however, market conditions have precluded raising prices in 2001 and 2002 and, in some cases, the Company experienced selling price decreases for its products.

For Fiscal 2002, the Company recorded a tax benefit from continuing operations of $0.1 million, a 25% effective rate. The Company had net operating loss carryovers of approximately $91 million as of November 2, 2002. A portion of these losses are subject to annual limitations on usage as a result of the ownership change that occurred as determined under the Internal Revenue Code of 1986. See Note 7 to the consolidated financial statements for additional information. The effective tax rates for Fiscal 2001 and Fiscal 2000 were 39% and 42%, respectively. The effective rates for all years are higher than the combined federal and state statutory rate due to the impact of nondeductible costs. For 2002, these costs are primarily travel costs, for 2001 and 1999, the nondeductible costs were primarily excess reorganization costs. Although the deferred tax asset reflected in the financial statements would not be realized should the Company continue to have losses as in Fiscal 2002, the Company believes it is more likely than not that the deferred tax asset will be realized utilizing future income. Such realization requires that the Company generate on average approximately $1,000,000 of pre-tax income increasing at approximately 5% per year. The Company believes that such minimum level of income will be obtained through certain cost reductions as well as improvements in profitability resulting from increased sales. In addition, the Company believes that historical operations clearly support the ability of current operations to generate the income needed to realize this asset. The ability of the Company to utilize net operating loss carryforwards, which contribute to its deferred tax asset, is enhanced by the fact that net operating loss carryforwards sufficient to utilize the entire deferred tax asset do not expire until the Fiscal Year ending 2021.

CRITICAL ACCOUNTING POLICIES AND OTHER MATTERS

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, the allowance for doubtful accounts, reserve for self-insurance liabilities, the reserve for roofing products sold under warranties, income taxes, pension and other post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management’s Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Revenue Recognition: Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned.

     Impairment of Long-Lived Assets: For all periods through November 2, 2002, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of” (“FAS 121”). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001.

     Accounts Receivable and Concentration of Credit Risks: Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers’ financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Income Taxes: The Company records an income tax valuation allowance when the realization of certain deferred tax assets and net operating losses is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company’s consolidated financial statements.

     Off Balance Sheet Arrangements: The Company does not have transactions, arrangements or relationships with “special purpose” entities, and the Company does not have any off balance sheet debt.

     Product Warranties: On certain of its products, the Company provides a warranty against defects in materials and workmanship under separately priced extended warranty contracts generally for a period of 10 years. Revenue from such extended warranty contracts is deferred and recognized as income on a straight-line basis over the contract period. The cost of servicing such product warranties is charged to expense when claims become estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and requires that long-lived assets which are held for disposal be measured at the lower of carrying amount or fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which we are required to adopt on November 3, 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate certain inconsistencies, and amends other existing authoritative pronouncements to make technical corrections and clarify meanings. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2002, the FASB issued FAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

General Economic Conditions. Demand for the Company’s products is affected by a variety of economic factors including, but not limited to, the cyclical nature of the construction industry, demand for electronic and aerospace products that ultimately utilize components manufactured by the Company, and general consumer demand. Adverse economic developments could affect the financial performance of the Company, and these factors include, but are not limited to, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations, the seasonality of the Company’s sales, the volatility of the Company’s raw material costs, claims and energy, and the Company’s dependence on key personnel and certain large customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Accountants

To the Board of Directors and Shareholders
of JPS Industries, Inc.:

In our opinion, the consolidated financial statements as of and for the year ended November 2, 2002 listed in the index appearing under Item 15(a)(1) on page 44, present fairly, in all material respects, the financial position of JPS Industries, Inc. and its subsidiaries (the “Company”) at November 2, 2002 and the results of their operations and their cash flows for the year ended November 2, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended November 2, 2002 listed in the index appearing under Item 15(a)(2) on page 45, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of October 27, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 6, 2001. The financial statements of the Company for the year ended October 28, 2000 were audited by other independent accountants whose report dated November 29, 2000 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP
 Spartanburg, SC
December 18, 2002, except for Note 8,
     as to which the date is January 29, 2003.

INDEPENDENT AUDITORS’ REPORT

JPS Industries, Inc.

We have audited the accompanying consolidated balance sheet of JPS Industries, Inc. (a Delaware Corporation) and subsidiaries as of October 27, 2001, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JPS Industries, Inc. and subsidiaries as of October 27, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This scheduled has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina
December 6, 2001

The report is a copy of the previously issued report. Arthur Andersen LLP has not reissued the report.

INDEPENDENT AUDITORS’ REPORT

JPS Industries, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of JPS Industries, Inc. and subsidiaries (the “Company”) for the year ended October 28, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended October 28, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index at page S-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This financial statement schedule is the responsibility of the Company’s management. Such financial statement schedule, for the year ended October 28, 2000, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
November 29, 2000

JPS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	October 27,	November 2,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash	$544	$267
Accounts receivable, less allowance of $684 in 2001 and $554 in 2002	21,656	20,160
Inventories	18,439	15,025
Prepaid expenses and other	2,291	2,473
Deferred income taxes	1,000	304

Total current assets	43,930	38,229
PROPERTY, PLANT AND EQUIPMENT, net	43,707	38,971
DEFERRED INCOME TAXES	10,804	11,727
OTHER ASSETS	11,464	94

Total assets	$109,905	$89,021

See notes to consolidated financial statements.

	October 27,	November 2,
	2001	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,506	$7,628
Accrued interest	57	44
Accrued salaries, benefits and withholdings	2,303	1,010
Other accrued expenses	3,643	5,309
Current portion of long-term debt	620	669

Total current liabilities	17,129	14,660
LONG-TERM DEBT	19,287	12,755
OTHER LONG-TERM LIABILITIES	18,242	47,629

Total liabilities	54,658	75,044

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,291,759 shares in 2002 and 9,271,756 shares in 2001	100	100
Additional paid-in capital	124,175	124,150
Treasury stock (at cost) – 708,241 shares in 2002 and 728,244 shares in 2001	(2,835)	(2,738)
Additional minimum pension liability	—	(40,976)
Accumulated deficit	(66,193)	(66,559)

Total shareholders’ equity	55,247	13,977

Total liabilities and shareholders’ equity	$109,905	$89,021

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands Except Share and Per Share Data)

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	Ended	Ended	Ended
	October 28,	October 27,	November 2,
	2000	2001	2002

Net sales	$167,978	$147,626	$126,363
Cost of sales	126,380	116,888	108,099

Gross profit	41,598	30,738	18,264
Selling, general and administrative expenses	27,368	21,162	18,018
Other expense (income), net	(18)	(1)	(2)

Operating profit	14,248	9,577	248
Interest expense, net	(3,442)	(2,333)	(735)

Income (loss) before income taxes and discontinued operations	10,806	7,244	(487)
Income taxes (benefit)	4,517	2,818	(121)

Income (loss) from continuing operations	6,289	4,426	(366)
Discontinued operations (net of taxes):
Loss from discontinued operations	(104)	—	—
Loss on disposal of discontinued operations	(47,415)	—	—

Net income (loss)	$(41,230)	$4,426	$(366)

Weighted average number of common shares outstanding:
Basic	9,940,000	9,340,466	9,277,623

Diluted	10,045,698	9,610,263	9,277,623

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.63	$0.47	$(0.04)
Discontinued operations (net of taxes):
Loss from discontinued operations	(0.01)	—	—
Loss on disposal of discontinued operations	(4.77)	—	—

Net income (loss)	$(4.15)	$0.47	$(0.04)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.63	$0.46	$(0.04)
Discontinued operations (net of taxes):
Loss from discontinued operations	(0.01)	—	—
Loss on disposal of discontinued operations	(4.72)	—	—

Net income (loss)	$(4.10)	$0.46	$(0.04)

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Stock	Capital	Stock	Loss	Deficit

Balance – October 30, 1999	$100	$123,942	$—	$—	$(29,389)
Stock compensation expense		248
Shares reacquired and held in treasury			(1,263)
Net loss					(41,230)

Balance – October 28, 2000	100	124,190	(1,263)	—	(70,619)
Stock compensation expense		102
Shares reacquired and held in treasury			(2,309)
Exercise of stock options		(117)	737
Net income					4,426

Balance – October 27, 2001	100	124,175	(2,835)	—	(66,193)
Additional minimum pension liability adjustment				(40,976)
Stock compensation expense		15
Exercise of stock options		(40)	97
Net loss					(366)

Balance – November 2, 2002	$100	$124,150	$(2,738)	$(40,976)	$(66,559)

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	Ended	Ended	Ended
	October 28,	October 27,	November 2,
	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(41,230)	$4,426	$(366)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	104	—	—
Loss on disposal of discontinued operations	47,415	—	—
Depreciation and amortization	6,157	5,797	5,724
Amortization of deferred financing costs	272	320	46
Deferred income tax provision (benefit)	2,532	2,715	(227)
Other, net	(3,918)	420	(262)
Changes in assets and liabilities:
Accounts receivable	(689)	5,984	1,496
Inventories	1,869	144	3,414
Prepaid expenses and other assets	(269)	502	(182)
Accounts payable	1,758	(2,797)	(2,879)
Accrued expenses and other liabilities	2,264	(6,456)	360

Total adjustments	57,495	6,629	7,490

Net cash provided by continuing operating activities	16,265	11,055	7,124
Net cash from discontinued operations	17,712	—	—

Net cash provided by operating activities	33,977	11,055	7,124

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions	(2,609)	(5,822)	(974)
Proceeds from assets held for sale	—	27,539	—

Net cash provided by (used in) investing activities	(2,609)	21,717	(974)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs incurred	—	(197)	(1)
Purchase of treasury stock	(1,263)	(2,309)	—
Net proceeds from exercise of stock options	—	620	57
Revolving credit facility borrowings (repayments), net	(27,394)	(31,248)	(5,863)
Repayment of other long-term debt	(922)	(1,310)	(620)

Net cash used in financing activities	(29,579)	(34,444)	(6,427)

NET INCREASE (DECREASE) IN CASH	1,789	(1,672)	(277)
CASH AT BEGINNING OF YEAR	427	2,216	544

CASH AT END OF YEAR	$2,216	$544	$267

SUPPLEMENTAL INFORMATION ON CASH FLOWS FROM CONTINUING OPERATIONS:
Interest paid	$6,361	$2,715	$702
Income taxes paid, net	402	448	106

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

JPS Industries, Inc. is a major U.S. manufacturer of extruded urethanes, polypropylenes, and mechanically formed glass substrates for specialty industrial applications. JPS specialty industrial products are used in a wide range of applications, including: printed electronic circuit boards; advanced composite materials; aerospace components; filtration and insulation products; surf board; construction substrates; high performance glass laminates for security and transportation applications; plasma display screens; athletic shoes; commercial and institutional roofing; reservoir covers; and medical, automotive and industrial components. Headquartered in Greenville, South Carolina, the Company operates manufacturing locations in Slater, South Carolina; Westfield, North Carolina; and Easthampton, Massachusetts.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include JPS Industries, Inc. and its direct subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated. Unless the context otherwise requires, the terms “JPS” and the “Company” as used in these Consolidated Financial Statements mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant financial statement estimates include the estimate of the allowance for doubtful accounts, reserve for self-insurance liabilities, assumptions for pension and other post-retirement obligations, contingencies and the reserve for roofing products sold under warranties. Management determines its estimate of the allowance for doubtful accounts considering a number of factors, including historical experience, aging of the accounts and the current creditworthiness of its customers. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience, third party claims administrator and actuarial assessments and insurance coverages. Management determines its estimate of the reserve for roofing products sold under warranties by reviewing factors such as expected future claims and roofing compound applied; and the expected costs to repair and replace such roofing products. Management believes that its estimates provided in the financial statements are reasonable and adequate. However, actual results could differ from those estimates.

Inventories — Inventories are stated at the lower of cost or market. Cost, which includes labor, material and factory overhead, is determined on the first-in, first-out basis.

Property, Plant and Equipment — Property, plant and equipment is recorded at cost and depreciation is recorded using the straight-line method for financial reporting purposes. The estimated useful lives used in the computation of depreciation are as follows:

Land improvements	10 to 45 years
Buildings and improvements	25 to 45 years
Machinery and equipment	3 to 15 years
Furniture, fixtures and other	5 to 10 years

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy and the charge to earnings is included in depreciation expense in the accompanying consolidated financial statements. Depreciation expense totaled $5.1 million for Fiscal 2000, $5.5 million for Fiscal 2001, and $5.7 million for Fiscal 2002.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets — Reorganization value in excess of amounts allocable to identifiable assets (“Reorganization Value”) resulted from the application of “fresh start” reporting in 1997 and is being amortized over a 20-year period. In Fiscal 2000, the Reorganization Value was decreased by approximately $15.0 million in relation to the plant sales discussed in Note 3. As discussed in Note 7, the remaining amount was retired in connection with the year-end adjustment of the Company’s deferred tax asset valuation allowance in Fiscal 2001 and $0 remained at October 27, 2001.

Distribution Costs — A portion of the Company’s distribution and shipping and handling costs are included in cost of sales and selling, general and administrative costs. The portion of these costs, which were included in selling, general and administrative costs, totaled $2.4 million in Fiscal 2000, $2.0 million in Fiscal 2001, and $1.7 million in Fiscal 2002.

Debt Issuance Costs — Costs incurred in securing and issuing long-term debt are deferred and amortized over the terms of the related debt in amounts which approximate the interest method of amortization.

Product Warranties — On certain of its products, the Company provides a warranty against defects in materials and workmanship under separately priced extended warranty contracts generally for a period of 10 years. Revenue from such extended warranty contracts is deferred and recognized as income on a straight-line basis over the contract period. The cost of servicing such product warranties is charged to expense when claims become estimable.

Fair Value of Financial Instruments — The carrying amounts of all financial instruments approximate their estimated fair values in the accompanying Balance Sheets. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying value of financial instruments such as debt and notes receivable approximates fair value because interest rates on these instruments change with market rates.

Revenue Recognition — Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Warranty revenue is recognized as discussed above. SAB 101 specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned.

Advertising Costs — The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs expensed were approximately $1.5 million in Fiscal 2000, $1.3 million in Fiscal 2001, and $0.7 million in Fiscal 2002.

Income Taxes — Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Earnings Per Share — Potentially dilutive common shares consist primarily of stock options. For the year ended November 2, 2002, the inclusion of additional shares assuming the exercise of stock options and warrants are antidilutive. Therefore, basic and diluted earnings per share are the same for that period.

Fiscal Year — The Company’s operations are based on a 52 or 53-week fiscal year ending on the Saturday closest to October 31. Fiscal years 2000 and 2001 had 52 weeks and Fiscal year 2002 had 53 weeks.

Effects of Recent Accounting Pronouncements — On October 29, 2000, the Company adopted Statement Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. As of October 28, 2000, October 27, 2001, and November 2, 2002, the Company did not have any derivatives which were required to be recorded on the balance sheet.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and requires that long-lived assets which are held for disposal be measured at the lower of carrying amount or fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which we are required to adopt on November 3, 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate certain inconsistencies, and amends other existing authoritative pronouncements to make technical corrections and clarify meanings. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2002, the FASB issued FAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

3. SALE OF DISCONTINUED OPERATIONS

On November 17, 2000 the Company sold the assets of its greige apparel fabric business which included three manufacturing facilities in South Boston, Virginia; Greenville, South Carolina; and Laurens, South Carolina; and administrative offices in Greenville, South Carolina, New York and Los Angeles, thereby exiting its apparel business. The business accounted for sales of $125.4 million in Fiscal 2000. The consideration for the sale consisted of approximately $27.1 million in cash and future consideration in the form of an earn-out based on earnings before interest, depreciation and amortization, as defined, for the 24-month period following the transaction plus certain assumed liabilities. The Company has accounted for the results of the Apparel Fabric Business as a discontinued operation and a charge for loss on disposal of discontinued operations of $47.4 million was recorded in Fiscal 2000 related primarily to the writedown of disposed plant assets and related Reorganization Value to realizable value and other exit costs. The net proceeds from the sale of $26.2 million were used to reduce the Company’s outstanding indebtedness on its Revolving Credit Facility which was amended in connection with the transaction to reflect the Company’s lower borrowing requirements.

4. BALANCE SHEET COMPONENTS

The components of certain balance sheet accounts are (in thousands):

	October 27,	November 2,
	2001	2002

Inventories:
Raw materials and supplies	$3,415	$2,466
Work-in-process	4,662	3,087
Finished goods	10,362	9,472

	$18,439	$15,025

Prepaid expenses and other:
Prepaid insurance	$427	$483
Other	1,864	1,990

	$2,291	$2,473

Property, plant and equipment, net:
Land and improvements	$972	$972
Buildings and improvements	5,517	5,517
Machinery and equipment	54,957	55,920
Furniture, fixtures and other	923	921

	62,369	63,330
Less accumulated depreciation	(18,736)	(24,424)

	43,633	38,906
Construction in progress	74	65

	$43,707	$38,971

Other noncurrent assets:
Deferred financing fees	$114	$69
Prepaid pension costs	11,350	—
Other	—	25

	$11,464	$94

(Table continued on next page)

(Table continued from previous page)

	October 27,	November 2,
	2001	2002

Other accrued expenses:
Roofing warranty costs	$1,754	$3,522
Taxes payable other than income taxes	485	429
Other	1,404	1,358

	$3,643	$5,309

Other long-term liabilities:
Roofing and deferred warranty income	$15,033	$15,752
Accrued pension costs	—	28,114
Accrued postretirement and postemployment benefit plan liability	3,209	3,763

	$18,242	$47,629

5. LONG-TERM DEBT

Long-term debt consists of (in thousands):

	October 27,	November 2,
	2001	2002

Senior credit facility, revolving line of credit	$16,752	$10,889
Capital lease obligation	3,155	2,535

Total	19,907	13,424
Less current portion	(620)	(669)

Long-term portion	$19,287	$12,755

Senior Credit Facility — The Company’s Revolving Credit and Security Agreement (“the Revolving Credit Facility”) is with Wachovia Bank. On April 26, 2002, the Company amended the Revolving Credit Facility to increase its flexibility and reduce the unused line fee. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $8.7 million subject to amortization). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. The Company is currently in compliance with all of the restrictions and covenants of its Revolving Credit Facility. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s debt to EBITDA ratio. As of November 2, 2002, the Company’s interest rate under the Revolving Credit Facility was 3.7%.

In conjunction with the recognition of the additional minimum pension liability and resulting reduction to tangible net worth as defined in the Credit Agreement, the Company violated the minimum net worth covenant as of November 2, 2002. The Company has obtained a waiver of any such default through November 2, 2003.

As of November 2, 2002, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At November 2, 2002, the Company had approximately $15.5 million of additional availability for borrowing under the Revolving Credit Facility. All borrowings under the Revolving Credit Facility mature in Fiscal 2004.

Capital Lease Obligation — In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as a capital lease) for certain machinery and equipment. The total costs of assets under lease at October 27, 2001 and November 2, 2002 was approximately $4.8 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at the end of the lease term. The lease has an implied interest rate of approximately 7.4%. See Note 8 for obligations under capital leases.

Other — The loans and extensions of credit to the Company under the Revolving Credit Facility are guaranteed by JPS Elastomerics Corp. and JPS Converter and Industrial Corp. Substantially all of the Company’s assets, excluding real property, are pledged as collateral for the Revolving Credit Facility or the capital lease obligation.

Interest expense includes $272,000 in Fiscal 2000, $320,000 in Fiscal 2001, and $46,000 in Fiscal 2002 representing amortization of debt issuance expenses. Interest expense allocated to discontinued operations was $2.9 million in Fiscal 2000 based upon the ratio of identifiable net assets.

6. EQUITY SECURITIES

The Company has one class of stock issued and outstanding.

Share Repurchase Program

In 2000, the Board of Directors authorized the expenditure of up to $8 million for the repurchase of the Company’s common stock. In November, 2000, this authorization was increased to $10 million. As of November 2, 2002, the Company had repurchased 886,005 shares at a cost of $3.6 million. This includes Fiscal 2000 repurchases of 267,500 shares at an aggregate cost of $1.3 million and Fiscal 2001 repurchases of 618,505 shares at a cost of $2.3 million. Management intends to make purchases of its common stock from time to time in the open market or in negotiated transactions, but there is no assurance that future repurchases will be made and the repurchase program may be discontinued at any time. There is no time limit on stock repurchases. The Company may use the stock to meet its obligations under its employee stock option program. The Company reissued 158,166 shares in 2001 and 20,003 shares in 2002 in connection with its stock option program.

1997 Incentive and Capital Accumulation Plan

The 1997 Incentive and Capital Accumulation Plan (the “Incentive Plan”) provides certain key employees and non-employee directors of the Company the right to acquire shares of common stock or monetary payments based on the value of such shares. Pursuant to the Incentive Plan, approximately 853,000 shares of common stock were initially reserved for issuance to the participants. On April 7, 1999, the Shareholders increased the number of shares reserved for issuance from 853,485 to 1,353,485.

On May 12, 1999 the Compensation Committee of the Board of Directors approved a plan to reprice stock options held by certain employees and Directors. Effective on that date, 349,150 options with an exercise price of $12.33 per share were reissued at an exercise price of $4.375 per share, the fair market value per share on the date of repricing. Under the provisions of Financial Accounting Standards Board Interpretation 44 (FIN 44) which was effective July 1, 2000, the Company is required to record non-cash compensation expense on the repriced options if the stock price exceeds certain threshold amounts. The provisions of FIN 44 will continue to apply until the repriced options are exercised, expire or are cancelled. There was $15,376 of expense in Fiscal Year 2002 and no expense in Fiscal Year 2001 as a result of applying FIN 44. FIN 44 could result in significant future non-cash compensation expense.

Options grants totaling 133,400 shares were made in Fiscal 2002 at an option price of $4.83. There were exercises of 20,003 options. There were cancellations of 16,698 options during Fiscal 2002 as a result of employees voluntarily terminating employment with the Company or lapses in options following terminations where an exercise period was allowed. As of November 2, 2002 option prices ranged from $2.94 to $4.83 per share.

A summary of the activity in the Company’s stock options for the years ended October 28, 2000, October 27, 2001, and November 2, 2002 is presented below:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at October 30, 1999	998,316	$4.16
Options granted	206,500	3.16
Options cancelled	(160,831)	6.80

Outstanding at October 28, 2000	1,043,985	3.56
Options granted	-0-	—
Options cancelled	(79,664)	4.20
Options exercised	(158,166)	3.96

Outstanding at October 27, 2001	806,155	3.41
Options granted	133,400	4.83
Options cancelled	(16,698)	2.94
Options exercised	(20,003)	3.77

Outstanding at November 2, 2002	902,854	$3.63

Exercisable at November 2, 2002	737,159

Exercisable at October 27, 2001	704,828

Exercisable at October 28, 2000	644,320

Weighted average remaining contractual life (years) at November 2, 2002	6.66

The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. The time vesting options are fixed as to the number of shares that may be acquired and the amount to be paid by the employee. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. The Company’s Chief Executive Officer was granted 500,000 options on February 28, 1999; however, the measurement date was April 7, 1999, the date the shareholders approved an amendment to the Incentive Plan increasing the number of shares that could be offered. As such, compensation expense was measured as the difference in the market value of the Company’s stock between the grant date and the measurement date and the expense was recognized over the two-year vesting period. The Company recognized compensation expense of approximately $0.2 million in Fiscal 2000 and $0.1 million in Fiscal 2001 relating to these options. There was no compensation expense in Fiscal 2002 related to these options.

The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan

	Fiscal	Fiscal
	2001	2002

Option life (in years)	No	3.0
Risk-free interest rate	Grants	3.8%
Stock price volatility	2001	.86
Dividend yield		—
Proforma weighted average value using formula		$2.74
Actual weighted average exercise price		$4.83

Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS No. 123, for Fiscal 2000 and Fiscal 2002 the Company’s net loss and net loss per share would have been increased. As a result of cancellation of options that were expensed in previous years, for Fiscal 2001, the Company’s net income and net income per share would have been increased. The proforma impact of determining compensation expense under SFAS No. 123 is indicated below (in thousands):

	Fiscal	Fiscal	Fiscal
	2000	2001	2002

Net (loss) income
As reported	$(41,230)	$4,426	$(366)
Pro forma	$(41,330)	$4,681	$(435)
Net (loss) income per share
As reported	$(4.15)	$0.47	$(0.04)
Pro forma	$(4.16)	$0.50	$(0.05)

7. INCOME TAXES

The provision (benefit) for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2000	2001	2002

Current federal provision	$10	$—	$—
Current state provision	303	103	106
Deferred federal provision (benefit)	4,150	2,664	(133)
Deferred state provision (benefit)	54	51	(94)

Provision (benefit) for income taxes	$4,517	$2,818	$(121)

A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for Fiscal 2000, Fiscal 2001, and Fiscal 2002 is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2000	2001	2002

Income tax provision (benefit) at Federal statutory rate	$3,782	$2,535	$(169)
Increase (decrease) in income taxes arising from effect of:
State and local income taxes	357	154	(15)
Amortization of excess reorganization value	295	61	—
Other	83	68	63

Provision for income taxes	$4,517	$2,818	$(121)

Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

	October 27,	November 2,
	2001	2002

Gross deferred assets:
Estimated allowance for doubtful accounts	$837	$790
Excess of tax over financial statement basis of inventory	527	547
Accruals deductible for tax purposes when paid	320	314
Deferred stock option expense deductible for tax purposes when paid	412	404
Pension liability deductible for tax purposes when paid	—	10,674
Postretirement benefits deductible for tax purposes when paid	1,514	1,430
Alternative minimum tax credit carryforward available	1,809	1,809
Deferred warranty income recognized for tax purposes when received	6,383	7,324
Excess of tax basis of intangibles over financial statement basis	3,483	3,167
Miscellaneous	128	3
Net operating loss carryforwards	33,874	35,810
Less valuation allowance	(26,397)	(43,440)

Gross deferred assets	22,890	18,832

Gross deferred liabilities:
Pension asset recognized for book purposes	(4,313)	—
Excess of financial statement over tax basis of property, plant, and equipment	(6,773)	(6,801)

Gross deferred liabilities	(11,086)	(6,801)

Net deferred tax asset	$11,804	$12,031

For Fiscal 2002, the Company recorded a tax benefit of $0.1 million. The tax benefit is less than the benefit on continuing operations at the statutory rate due to the impact of expenses not deductible for tax purposes, primarily meals and entertainment. A current State provision is recorded due to the inability to offset income from profitable subsidiaries with those having a loss, in all jurisdictions. Although the Company did not generate income during the year at a level necessary to utilize its net deferred tax asset, we believe that income from future operations will more likely than not be sufficient to utilize the deferred tax asset, net of valuation allowance. We evaluate the realizability of our deferred tax asset by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred tax assets. This could have a significant effect on our future results of operation and financial position. As a result of a valuation allowance, no benefit was recorded on the additional pension liability recorded as an adjustment to equity (See Note 9). A significant portion of the $17 million increase in the valuation allowance resulted from the valuation allowance on the additional pension liability.

For Fiscal 2001, the Company recorded a tax expense of $2.8 million. The Company evaluated its valuation allowance on its deferred tax asset. Based on historical and expected income of the continuing operations, a determination was made that the valuation allowance established in fresh start accounting should be decreased by $2.8 million. Under applicable accounting guidelines such reduction is first applied to reduce Reorganization Value. Accordingly, Reorganization Value was eliminated (see Note 2).

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

At November 2, 2002, the Company had regular federal net operating loss carryforwards for tax purposes of approximately $91 million. The net operating loss carryforwards expire in years 2003 through 2021. The Company also has federal alternative minimum tax net operating loss carryforwards of approximately $10.7 million that expire in 2004 through 2021. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular federal taxes, subject to limitation.

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

8. COMMITMENTS AND CONTINGENCIES

Leases — The Company leases office facilities, machinery and computer equipment under noncancellable operating leases and capital leases. Rent expense from continuing operations was approximately $2.1 million in Fiscal 2000, $0.9 million in Fiscal 2001, and $0.7 million in Fiscal 2002.

Future minimum payments, by year and in the aggregate, under the noncancellable capital and operating leases with terms of one year or more consist of the following at November 2, 2002 (in thousands):

	Capital	Operating
Fiscal Year Ending	Lease	Leases

2003	$840	$226
2004	1,587	47
2005	380	33
2006	—	21

Total future minimum lease payments	2,807	$327

Less: amount representing interest	(272)

Present value of net minimum lease payments (included in long-term debt — see Note 5)	$2,535

Litigation — The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business including certain asbestos-based claims. The Company believes it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

In June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. A trial date is expected sometime in 2003. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously as it has since its inception in 1997. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss that may result. In July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive, and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January 2003, the court granted JPS' summary judgment motion on Sears' breach of contract claim. These orders are not final and may be subject to reconsideration or appeal. To the extent these rulings remain in effect, the number of roofs involved in the case will be substantially reduced, and the Company believes that an unfavorable resolution of the remaining actions would not have a material adverse effect on the business, results of operations or financial condition of the Company.

9. RETIREMENT PLANS

Defined Benefit Pension Plan — Substantially all of the Company’s employees are covered by a Company-sponsored defined benefit pension plan. The plan also provides benefits to individuals employed by the businesses which were sold or plants which were closed by the Company. The benefits of these former employees were “frozen” at the respective dates of sale of the businesses or closure of the plants. Accordingly, these former employees will retain benefits earned through the respective disposal dates; however, they will not accrue additional benefits. The plan provides pension benefits that are based on the employees’ compensation during the last 10 years of employment. The Company’s policy is to fund the annual contribution required by applicable regulations.

Assets of the pension plan are invested in a bond portfolio covering specific liabilities and in common and preferred stocks, government and corporate bonds, and various short-term investments. During Fiscal 1999, the pension plan also purchased approximately 1.9 million shares of the Company’s common stock in open market and negotiated transactions. This common stock accounted for less than 10% of the pension plan’s total assets at the time of purchase.

Components of net periodic pension cost include the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2000	2001	2002

Components of net periodic pension cost:
Service cost-benefits earned during the period	$1,678	$900	$417
Interest cost on projected benefit obligation	7,455	7,532	7,751
Expected return on plan assets	(9,264)	(9,378)	(9,394)
Recognized actuarial loss	—	—	311

Net periodic pension cost (income)	$(131)	$(946)	$(1,093)

The weighted-average rates used in determining pension cost for the plan are as follows:

Discount rate	7.75%	7.25%	7.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	Age-related	Age-related	3.50%

A reconciliation of the plan’s projected benefit obligation, fair value of plan assets, funding status, and other applicable information is as follows (in thousands):

	October 27,	November 2,
	2001	2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$101,195	$104,261
Service cost	900	417
Interest cost	7,532	7,751
Benefits paid	(8,043)	(8,212)
Actuarial (gain) loss	2,677	9,739

Projected benefit obligation at end of year	$104,261	$113,956

Change in plan assets:
Fair value of plan assets at beginning of year	$106,164	$104,828
Actual return (loss) on plan assets	6,707	(11,910)
Employer contributions	—	—
Benefits paid	(8,043)	(8,212)

Fair value of plan assets at end of year	$104,828	$84,706

Projected benefit obligation (greater than) less than Plan assets	567	(29,250)
Unrecognized actuarial loss	10,783	42,137
Additional minimum liability recognized as a reduction of shareholder equity	—	(40,976)

Net asset (liability) in accompanying consolidated balance sheets	$11,350	$(28,089)

Recognized in:
Other noncurrent assets	$11,350	$25
Accrued pension costs	—	(28,114)

Net asset (liability)	$11,350	$(28,089)

In addition to the changes shown above in the weighted average rates used in determining pension costs, the Company also changed the mortality table to a table considered more accurate under current guidance. The change in mortality table increased pension liabilities by approximately $5.0 million. The change in the discount rate more closely approximates current interest rates on long-term high quality obligations and the change in the rate of compensation increase more closely reflects Company historical experience and projections. The provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” required the Company to record an accrued pension cost of approximately $28.1 million at November 2, 2002. The liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. This amount combined with the elimination of the Company’s prepaid pension asset is recorded as a reduction to a separate component of shareholders’ equity labeled “Additional minimum pension liability” in the amount of $41.0 million on the accompanying consolidated balance sheet as of November 2, 2002.

401(k) Savings Plan — The Company also has a savings, investment and profit sharing plan available to employees meeting eligibility requirements. The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant’s contribution with a maximum matching contribution of 1-1/2% of the participant’s base compensation. Company contributions were approximately $199,000 in Fiscal 2000, $187,000 in Fiscal 2001, and $171,000 in Fiscal 2002.

Postretirement Benefits — The Company has several unfunded postretirement plans that provide certain health care and life insurance benefits to eligible retirees. The plans are contributory, with retiree contributions adjusted periodically, and contain cost-sharing features such as deductibles and coinsurance. The Company’s life insurance plan provides benefits to both active employees and retirees. Active employee contributions in excess of the cost of providing active employee benefits are applied to reduce the cost of retirees’ life insurance benefits. The following table sets forth the status of the Company’s postretirement plans as recorded in the accompanying consolidated financial statements:

Net periodic postretirement benefit expense included the following components (in thousands):

	Fiscal	Fiscal	Fiscal
	2000	2001	2002

Service cost for benefits earned	$34	$10	$14
Interest cost on APBO	207	229	283
Recognized actuarial loss (gain)	286	(4)	18

Net periodic postretirement cost	$527	$235	$315

The weighted-average rates used in determining postretirement medical and life insurance costs are as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002

Discount rate	7.75%	7.25%	7.25%

A reconciliation of the postretirement medical and life insurance plan’s projected benefit obligation and funding status is as follows (in thousands):

	October 27,	November 2,
	2001	2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,574	$3,569
Service cost	10	14
Interest cost	229	283
Net benefits paid	(240)	(327)
Actuarial (gain) or loss	(4)	18

Projected benefit obligation at end of year	$3,569	$3,557

Reconciliation of funded status:
Funded status	$(3,569)	$(3,557)
Unrecognized actuarial (gain) or loss	0	0

Net amount recognized at year-end	$(3,569)	$(3,557)

Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

Postemployment Benefits — The Company provides certain benefits to former or inactive employees after employment but before retirement. In accordance with SFAS No. 112, these benefits are recognized on the accrual basis of accounting. The liability for postemployment benefits at October 27, 2001 of $0.4 million and November 2, 2002 of $0.2 million is included in other long-term liabilities in the accompanying consolidated financial statements.

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

Industry segment information (in thousands):

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	Ended	Ended	Ended
	October 28,	October 27,	November 2,
	2000	2001	2002

Net sales:
Elastomerics	$86,595	$82,409	$75,466
Glass	87,319	65,217	50,897

	173,914	147,626	126,363
Less intersegment sales(1)	(5,936)	—	—

Net sales	$167,978	$147,626	$126,363

Operating profit (loss)(2)
Elastomerics	$7,458	$3,922	$(256)
Glass	6,790	5,655	504

Operating profit	14,248	9,577	248
Interest expense, net	(3,442)	(2,333)	(735)

Income (loss) before income taxes and discontinued operations	$10,806	$7,244	$(487)

Depreciation and amortization expense:
Elastomerics	$2,911	$2,645	$2,583
Glass	3,246	3,152	3,141

	$6,157	$5,797	$5,724

Capital expenditures:
Elastomerics	$1,593	$1,644	$547
Glass	1,016	4,178	427

	$2,609	$5,822	$974

Identifiable assets:
Elastomerics	$74,801	$54,684	$45,651
Glass	74,569	55,221	43,370
Eliminations	(1,128)	—	—

	$148,242	$109,905	$89,021

(1)	Intersegment sales consist primarily of the transfer of certain scrim products manufactured by the Glass segment to the Elastomerics segment which was discontinued in Fiscal 2000. All intersegment revenues and profits are eliminated in the accompanying consolidated financial statements.

(2)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of Reorganization Value.

11. UNAUDITED INTERIM FINANCIAL DATA (in thousands except per share amounts)

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Selected consolidated financial data for each quarter within Fiscal 2001 and Fiscal 2002 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended October 27, 2001:
Net sales	$38,633	$39,537	$34,925	$34,531
Cost of sales	29,852	30,686	28,005	28,345

Gross profit	8,781	8,851	6,920	6,186
Selling, general and administrative expenses	5,804	5,654	4,830	4,874
Other expense (income), net	(2)	2	(1)	—

Operating profit	2,979	3,195	2,091	1,312
Interest expense, net	(851)	(634)	(463)	(385)

Income before income taxes	2,128	2,561	1,628	927
Income taxes (benefit)	829	997	634	358

Net income	$1,299	$1,564	$994	$569

Diluted earnings per common share	$0.13	$0.17	$0.10	$0.06

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended November 2, 2002:
Net sales	$27,131	$31,927	$32,662	$34,643
Cost of sales	22,833	27,646	27,717	29,903

Gross profit	4,298	4,281	4,945	4,740
Selling, general and administrative expenses	4,811	4,297	4,514	4,396
Other expense (income), net	1	—	(1)	(2)

Operating profit (loss)	(514)	(16)	432	346
Interest expense, net	215	194	155	171

Income (loss) before income taxes	(729)	(210)	277	175
Income taxes (benefit)	(284)	(82)	108	137

Net income (loss)	$(445)	$(128)	$169	$38

Diluted earnings (loss) per common share	$(0.05)	$(0.01)	$0.02	$0.00

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2003 (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

Item 14. DISCLOSURE CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. The Company has evaluated the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Annual Report on Form 10-K. Based on the evaluation, under the supervision and with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

     (b)  Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)	(1)	The following financial statements are included in Item 8:

(i)	Report of Independent Accountants.

(ii)	Consolidated Balance Sheets as of November 2, 2002 and October 27, 2001.

(iii)	Consolidated Statements of Operations for the fiscal years ended November 2, 2002, October 27, 2001, and October 28, 2000.

(iv)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended November 2, 2002, October 27, 2001, and October 28, 2000.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended November 2, 2002, October 27, 2001, and October 28, 2000.

(vi)	Notes to Consolidated Financial Statements.

Notice Regarding Arthur Andersen LLP.

Arthur Andersen LLP audited our consolidated financial statements for the fiscal year ended October 27, 2001 and issued a report thereon dated December 6, 2001. Arthur Andersen has not reissued its report. Effective August 5, 2002, we terminated the engagement of Arthur Andersen LLP and engaged PricewaterhouseCoopers LLP to serve as our independent accountants for the fiscal year ended November 2, 2002.

The registrant is primarily a holding company and all direct subsidiaries are wholly owned.

(2)	The financial statement schedule required by Item 8 is listed on Index to Financial Statement Schedule, starting at page S-1 of this report.

(3)	The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Index to Exhibits. Registrant will furnish to any securityholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such securityholder of registrant’s reasonable expenses in furnishing any such exhibit.

(b)	Form 8-K relating to change in registrant’s certifying accountant, filed on August 7, 2002.

(c)	Reference is made to Item 14(a)(3) above.

(d)	Reference is made to Item 14(a)(2) above.

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this report, which are incorporated herein:

Exhibit
Number	Description

2.1(i)	Joint Plan of Reorganization for JPS Textile Group, Inc., a Delaware corporation (“JPS”), proposed by JPS and JPS Capital Corp., a Delaware corporation, pursuant to chapter 11 of title 11 United States Code (the “Bankruptcy Code”), dated August 1, 1997 (as amended, the “Plan”).(F)
2.1(ii)	Revised Technical and Conforming Amendment to the Plan, dated September 4, 1997.(G)
3.1	Amended and Restated By-laws of JPS.(H)
3.2	Certificate of Incorporation of JPS Industries, Inc. (L)
10.7	Trademark License Agreement, dated as of May 9, 1988, by and between J.P. Stevens and JPS Acquisition Corp. (predecessor to the Company.)(A)
10.8	Omnibus Real Estate Closing Agreement, dated as of May 9, 1988, by and among J.P. Stevens, JPS Acquisition Corp., JPS Acquisition Automotive Products Corp., JPS Acquisition Carpet Corp., JPS Acquisition Industrial Fabrics Corp., JPS Acquisition Converter and Yarn Corp. and JPS Acquisition Elastomerics Corp.(A)
10.9	Purchase Agreement, dated as of April 24, 1988, by and among JPS Holding Corp., the Company, Odyssey Partners, West Point-Pepperell, Inc., STN Holdings Inc., Magnolia Partners, L.P. and J.P. Stevens.(A)
10.10	Asset Purchase Agreement, dated as of May 25, 1994, by and among the Company, JAPC, JCIC, JPS Auto Inc., a Delaware corporation, and Foamex International Inc., a Delaware corporation.(B)
10.19	Asset Transfer Agreement, dated as of November 16, 1995, by and among the Company, JPS Carpet Corp., a Delaware corporation, Gulistan Holdings Inc. (“GHI”), a Delaware corporation and Gulistan Carpet Inc., a Delaware Corporation and wholly-owned subsidiary of GHI.(E)
10.26	Employment Agreement dated October 9, 1997, between the Company and Monnie L. Broome.(H)
10.29	Asset Purchase Agreement, dated as of September 30, 1996 between Elastomer Technologies Group, Inc. a Delaware Corporation, and JPS Elastomerics Corp., a Delaware Corporation and wholly-owned subsidiary of the Company.(D)
10.31	Registration Rights Agreement, dated as of October 9, 1997, by and among JPS and the holders of JPS’s Common Stock.(H)
10.36	1997 Incentive and Capital Accumulation Plan dated as of October 9, 1997.(H)
10.39	Asset Purchase Agreement, dated as of January 11, 1999, by and between C&I and Belding Hausman, Incorporated.(I)

Exhibit
Number	Description

10.40	Amendment No. 1 to Asset Purchase Agreement, dated as of February 8, 1999, by and between C&I and Belding Hausman, Incorporated.(I)
10.41	JPS Guaranty Letter, dated as of January 11, 1999, by and between JPS and Belding Hausman, Incorporated.(I)
10.44	Employment Agreement, dated February 29, 1999, between the Company and Michael L. Fulbright.(J)
10.45	Stock Option Agreement, dated February 28, 1999, between the Company and Michael L. Fulbright.(J)
10.46	Amendment to the JPS Textile Group, Inc. 1997 Incentive and First Capital Accumulation Plan.(J)
10.49	Asset Purchase Agreement, dated as of July 2, 1999, by and between C&I and Belding Hausman, Incorporated.(L)
10.50	Asset Purchase Agreement, dated as of June 24, 1999, by and between C&I and Chiquola Fabrics, LLC.(L)
10.51	Special Warranty Deed, dated as of August 30, 1999, by and between C&I and Richard N. Hodges and Jimmy Law.(M)
10.55	Asset Purchase Agreement dated as of November 16, 2000, by and among JPS Industries, Inc., JPS Converter and Industrial Corp. and JPSA Acquisition Corp.(O)
10.56	Employment Agreement dated May 31, 2000, between the Company and Charles R. Tutterow.(N)
10.58	Revolving Credit and Security Agreement dated May 9, 2001, by and among JPS, C&I, Elastomerics and First Union National Bank.(P)
10.59	Employment Agreement Amendment dated July 31, 2001 between the Company and Michael L. Fulbright.(Q)
10.60	First Amendment to the Revolving Credit & Security Agreement, dated as of April 26, 2002, by and among JPS, C&I, Elastomerics and Wachovia Bank, National Association (successor by merger to First Union National Bank).(R)
10.61	Employment Agreement Amendment dated May 8, 2002 between the Company and Charles R Tutterow.(R)
10.62	Employment Agreement Amendment dated December 19, 2002 between the Company and Charles R. Tutterow. (Filed Herein).
10.63	Indemnification Agreement between the Company and certain officers and directors. (Filed Herein).
10.64	Letter of Waiver of Default dated December 31, 2002 under the Revolving Credit and Security Agreement dated May 9, 2001 and among JPS, C&I, Elastomerics and Wachovia Bank, N.A. (Filed Herein).

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings — not required since such computation can be clearly determined from the material contained herein.
12.1	Computation of Ratio of Earnings to Fixed Charges — not required for Form 10-K per Item 503(d) of Regulation S-K.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends—not required for Form 10-K per Item 503(d) of Regulation S-K.
21.1	List of Subsidiaries of the Company.(C)
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors. (Filed Herein).
23.2	Consent of Deloitte & Touche LLP. (Filed Herein).
24.1	Power of Attorney relating to JPS (included as part of the signature page hereof).
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (Filed Herein).
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (Filed Herein).

(A)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 30, 1993.

(B)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.

(C)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 29, 1994.

(D)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 2, 1996.

(E)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 1995.

(F)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated July 2, 1997.

(G)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 8, 1997

(H)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 1, 1997.

(I)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998.

(J)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 4, 1999.

(K)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(L)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

(M)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2000.

(N)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 28, 2000.

(O)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated December 4, 2000.

(P)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

(Q)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 27, 2001.

(R)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JPS INDUSTRIES, INC.

Date: January 29, 2003	By:	/s/ Charles R. Tutterow

Charles R. Tutterow Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Fulbright Michael L. Fulbright	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 29, 2003

/s/ Robert J. Capozzi Robert J. Capozzi	Director	January 29, 2003

/s/ Nicholas P. DiPaolo Nicholas P. DiPaolo	Director	January 29, 2003

/s/ John M. Sullivan, Jr. John M. Sullivan, Jr.	Director	January 29, 2003

/s/ Charles R. Tutterow Charles R. Tutterow	Director, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 29, 2003

CERTIFICATIONS

I, Michael L. Fulbright, certify that:

1.	I have reviewed this annual report on Form 10-K of JPS Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	/s/ Michael L. Fulbright

Title: Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Charles R. Tutterow, certify that:

1.	I have reviewed this annual report on Form 10-K of JPS Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	/s/ Charles R. Tutterow

Title: Executive Vice President, Chief Financial Officer and Secretary

JPS INDUSTRIES, INC.	INDEX TO SCHEDULE

INDEX TO FINANCIAL STATEMENT SCHEDULE

For the fiscal years ended October 28, 2000, October 26, 2001, and November 2, 2002.

FINANCIAL STATEMENT SCHEDULE

II.	Valuation and Qualifying Accounts and Reserves	S-2

Note:	All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

S-1

JPS INDUSTRIES, INC.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

Column A	Column B	Column C		Column D	Column E

			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Classification	of Period	Expenses	Describe	Describe	Period

			(a)	(b)

Allowances Deducted from Asset to Which They Apply:
Fiscal Year Ended October 28, 2000 (52 Weeks)

Allowance for doubtful accounts	$405	$843	$—	$548	$700

Claims, returns and other allowances	254	—	331	261	324

	$659	$843	$331	$809	$1,024

Fiscal Year Ended October 27, 2001 (52 Weeks)

Allowance for doubtful accounts	$700	$2	$—	$449	$253

Claims, returns and other allowances	324	214	77	184	431

	$1,024	$216	$77	$633	$684

Fiscal Year Ended November 2, 2002 (53 Weeks)

Allowance for doubtful accounts	$253	$6	$—	$69	$190

Claims, returns and other allowances	431	52	116	235	364

	$684	$58	$116	$304	$554

(a) Change in various reserves charged to net sales.

(b)	Uncollected receivables written off, net of recoveries.