Form 10-Q
period 2003-02-01
JPS INDUSTRIES INC
filed 2003-03-14
CIK 846615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2003
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
Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).
Yes   ☐    No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,294,259 shares of the Company’s Common Stock were outstanding as of March 10, 2003.

JPS INDUSTRIES, INC.
INDEX

Item 1. Financial Statements

JPS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	February 1,	November 2,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash	$175	$267
Accounts receivable	17,913	20,160
Inventories (Note 2)	15,186	15,025
Prepaid expenses and other	2,445	2,473
Deferred income taxes	685	304

Total current assets	36,404	38,229
Property, plant and equipment, net	37,643	38,971
Deferred income taxes	11,727	11,727
Other assets	82	94

Total assets	$85,856	$89,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,923	$7,628
Accrued interest	34	44
Accrued salaries, benefits and withholdings	1,063	1,010
Other accrued expenses	2,987	5,309
Current portion of long-term debt (Note 3)	682	669

Total current liabilities	13,689	14,660
Long-term debt (Note 3)	11,225	12,755
Deferred revenue and postemployment liabilities	47,554	47,629

Total liabilities	72,468	75,044

Shareholders’ equity:
Common stock – $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,294,259 shares at 2/1/03	100	100
Additional paid-in capital	124,146	124,150
Treasury stock (at cost) – 705,741 shares at 2/1/03	(2,726)	(2,738)
Additional minimum pension liability	(40,976)	(40,976)
Accumulated deficit	(67,156)	(66,559)

Total shareholders’ equity	13,388	13,977

Total liabilities and shareholders’ equity	$85,856	$89,021

Note: The condensed consolidated balance sheet at November 2, 2002 has been extracted from the audited financial statements.

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended

	February 1,	January 26,
	2003	2002

Net sales	$28,779	$27,131
Cost of sales	25,207	22,833

Gross profit	3,572	4,298
Selling, general and administrative expenses	4,395	4,812

Operating profit (loss)	(823)	(514)
Interest expense	155	215

Income (loss) before income taxes	(978)	(729)
Income taxes (benefit)	(381)	(284)

Net income (loss)	$(597)	$(445)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,293,009	9,271,756

Diluted	9,293,009	9,271,756

Basic earnings (loss) per common share	$(0.06)	$(0.05)

Diluted earnings (loss) per common share	$(0.06)	$(0.05)

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended

	February 1,	January 26,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(597)	$(445)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,383	1,460
Amortization of deferred financing costs	12	12
Deferred income tax benefit	(381)	(284)
Other, net	(75)	214
Changes in assets and liabilities:
Accounts receivable	2,247	4,532
Inventories	(161)	774
Prepaid expenses and other assets	28	361
Accounts payable	1,296	(4,093)
Accrued expenses and other liabilities	(2,278)	(791)

Total adjustments	2,071	2,185

Net cash provided by operating activities	1,474	1,740

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions	(56)	(6)

Net cash used in investing activities	(56)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	7	–
Revolving credit facility borrowings (repayments), net	(1,355)	(2,128)
Repayment of other long-term debt	(162)	(150)

Net cash used in financing activities	(1,510)	(2,278)

NET DECREASE IN CASH	(92)	(544)
CASH AT BEGINNING OF PERIOD	267	544

CASH AT END OF PERIOD	$175	$0

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
Interest paid	$153	$222
Income taxes paid	27	138

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The terms “JPS” and the “Company”, as used in these condensed consolidated financial statements, mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively unless the context requires otherwise.

The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 1, 2003 and for all periods presented have been made.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (“Fiscal 2002”). The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

2.   Inventories (in thousands):

	February 1,	November 2,
	2003	2002

Raw materials and supplies	$2,873	$2,466
Work-in-process	3,429	3,087
Finished goods	8,884	9,472

Total	$15,186	$15,025

3.   Long-Term Debt (in thousands):

	February 1,	November 2,
	2003	2002

Senior credit facility, revolving line of credit	$9,534	$10,889
Capital lease obligation	2,373	2,535

Total	11,907	13,424
Less current portion	(682)	(669)

Long-term portion	$11,225	$12,755

The Company’s Revolving Credit and Security Agreement (“the Revolving Credit Facility”) is with Wachovia Bank. On April 26, 2002, the Company amended the Revolving Credit Facility to increase its flexibility and reduce the unused line fee. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $8.3 million subject to amortization). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s debt to EBITDA ratio. As of February 1, 2003, the Company’s interest rate under the Revolving Credit Facility was 3.3%.

In conjunction with the recognition of the additional minimum pension liability and resulting reduction to tangible net worth as defined in the Credit Agreement, the Company violated the minimum net worth covenant as of November 2, 2002. The Company has obtained a waiver of any such default through November 2, 2003.

As of February 1, 2003, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At February 1, 2003, the Company had approximately $14.8 million of additional availability for borrowing under the Revolving Credit Facility. All borrowings under the Revolving Credit Facility mature in Fiscal 2004.

4.   Income Taxes

The provision (benefit) for income taxes on continuing operations included in the condensed statements of operations for the three months ended below consists of the following (in thousands):

	January 26,	February 1,
	2002	2003

Current federal provision	$–	$–
Current state provision	–	–
Deferred federal provision (benefit)	(245)	(328)
Deferred state provision (benefit)	(39)	(53)

Provision (benefit) for income taxes	$(284)	$(381)

Although the Company did not generate income during the three month period at a level necessary to utilize its net deferred tax asset, we believe that income from future operations will more likely than not be sufficient to utilize the deferred tax asset, net of valuation allowance. We evaluate the realizability of our deferred tax asset by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred tax assets. This could have a significant effect on our future results of operation and financial position.

At February 1, 2003, the Company had regular Federal net operating loss carryforwards for tax purposes of approximately $91.9 million. The net operating loss carryforwards expire in years 2003 through 2022. The Company also has Federal alternative minimum tax net operating loss carryforwards of approximately $11.6 million that expire in 2004 through 2022. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular Federal taxes, subject to limitation.

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

5.   Contingencies

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

In June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. A trial date is expected sometime in 2003. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously as it has since its inception in 1997. Management, however, cannot determine the outcome of the lawsuit or estimate the range of loss, if any, that may occur. Accordingly, no provision has been made for any loss that may result. In July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive, and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January, 2003, the court granted JPS’ summary judgment motion on Sears’ breach of contract claim. These orders are not final and may be subject to reconsideration or appeal. To the extent these rulings remain in effect, the number of roofs involved in the case will be substantially reduced, and the Company believes that an unfavorable resolution of the remaining actions would not have a material adverse effect on the business, results of operations or financial condition of the Company.

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

The following table presents the change in the Company’s aggregate warranty related liability accounts:

Beginning balance at 11/02/02	$19,273,272
Accruals for warranties issued	504,821
Accruals for pre-existing warranties	742,923
Settlements and revenue amortization	(3,006,312)

Ending balance at 2/01/03	$17,514,704

6.   Business Segments

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

	Three Months Ended

	February 1,	January 26,
	2003	2002

Net sales:
Elastomerics	$16,958	$15,839
Glass	11,821	11,292

Net sales	$28,779	$27,131

Operating profit (loss)(1):
Elastomerics	$(801)	$(289)
Glass	(22)	(225)

Operating profit (loss)	(823)	(514)
Interest expense	155	215

Income (loss) before income taxes	$(978)	$(729)

	February 1,	November 2,
	2003	2002

Identifiable assets:
Elastomerics	$43,231	$45,651
Glass	42,625	43,370

Total assets	$85,856	$89,021

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of reorganization costs in excess of amounts allocable to identifiable assets.

7.   New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in is financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company’s actual results in Fiscal 2003 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers.

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

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002:

	(In Thousands)
	Three Months Ended

	February 1,	January 26,
	2003	2002

Net sales:
Elastomerics	$16,958	$15,839
Glass	11,821	11,292

Net sales	$28,779	$27,131

Operating profit (loss):
Elastomerics	$(801)	$(289)
Glass	(22)	(225)

Operating profit (loss)	(823)	(514)
Interest expense	155	215

Income (loss) before income taxes	$(978)	$(729)

RESULTS OF OPERATIONS

Three Months Ended February 1, 2003 (the “2003 First Quarter”) Compared to the Three Months Ended January 26, 2002 (the “2002 First Quarter”)

Consolidated net sales increased $1.7 million, or 6.3%, from $27.1 million in the 2002 first quarter to $28.8 million in the 2003 first quarter. Operating profit decreased $0.3 million from a loss of $0.5 million in the 2002 first quarter to a loss of $0.8 million in the 2003 first quarter.

Net sales in the 2003 first quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, increased $1.2 million, or 7.6%, from $15.8 million in the 2002 first quarter to $17.0 million in the 2003 first quarter. This increase is primarily attributable to a 17% increase in unit volume of the Company’s roofing products offset by lower selling prices.

Operating profit in the 2003 first quarter for the Elastomerics segment decreased $0.5 million from a loss of $0.3 million in the 2002 first quarter to a loss of $0.8 million in the 2003 first quarter. This decrease is due to higher raw material, energy, insurance, manufacturing and claims costs.

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, increased $0.5 million, or 4.4%, from $11.3 million in the 2002 first quarter to $11.8 million in the 2003 first quarter. The increase is primarily attributable to higher sales of products destined for the electronics and aerospace markets.

Operating profit in the 2003 first quarter for the Glass segment increased $0.2 million from a loss of $0.2 million in the 2002 first quarter to a loss of $22,000 in the 2003 first quarter. This increase reflects improved manufacturing efficiencies which offset lower selling prices and higher insurance costs.

Interest expense in the 2003 first quarter was $60,000 less than the 2002 first quarter as a result of lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 for additional discussion of the revolving credit facility.

Year to date for 2003, cash provided by operating activities was $1.5 million. Working capital at November 2, 2002 was $23.6 million compared with $22.7 million at February 1, 2003. From November 2, 2002 to February 1, 2003, accounts receivable decreased by $2.3 million due to timing and sales levels, inventories increased $0.2 million, and accounts payable and accrued expenses decreased by $1.0 million.

The principal use of cash in 2003 was for the repayment of long-term debt of approximately $1.5 million. The Company anticipates that its total capital expenditures in Fiscal 2003 will be approximately $0.9 million and expects such amounts to be funded by cash from operations and bank financing sources.

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

Raw material price risk. A portion of the Company’s raw materials are commodities and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, and other factors that are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company’s ability to produce certain products.

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

General Economic Conditions. Demand for the Company’s products is affected by a variety of economic factors including, but not limited to, the cyclical nature of the construction industry, demand for electronic and aerospace products that ultimately utilize components manufactured by the Company, and general consumer demand. Adverse economic developments could affect the financial performance of the Company, and these factors include, but are not limited to, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. The Company has evaluated the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on the evaluation, under the supervision and with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

JPS INDUSTRIES, INC.

PART II — OTHER INFORMATION

Item

1.	Legal Proceedings:
In June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. In July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive, and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January, 2003, the court granted JPS’ summary judgment motion on Sears’ breach of contract claim. These orders are not final and may be subject to reconsideration or appeal. To the extent these rulings remain in effect, the number of roofs involved in the case will be substantially reduced, and the Company believes that an unfavorable resolution of the remaining actions would not have a material adverse effect on the business, results of operations or financial condition of the Company.
2.	Changes in Securities	None
3.	Defaults Upon Senior Securities	None
4.	Submission of Matters to a Vote of Security Holders	None
5.	Other Information	None
6.	Exhibits and Reports on Form 8-K:
	(a)	Exhibits:
	(11)	Statement re: Computation of Per Share Earnings – not required since such computation can be clearly determined from the material contained herein.
	(99.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(99.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Current Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPS INDUSTRIES, INC.

Date: March 13, 2003	/s/ Charles R. Tutterow

Charles R. Tutterow Executive Vice President, Chief Financial Officer & Secretary

CERTIFICATIONS

I, Michael L. Fulbright, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of JPS Industries, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ Michael L. Fulbright

Title: Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Charles R. Tutterow, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of JPS Industries, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ Charles R. Tutterow

Title: Executive Vice President, Chief Financial Officer and Secretary