Form 10-K/A
period 2002-11-02
JPS INDUSTRIES INC
filed 2003-06-16
CIK 846615

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 2, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ___________________

Commission File Number: 33-27038

JPS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-0868166
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 North Pleasantburg Drive, Suite 202, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 239-3900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01 per share, 22,000,000 shares authorized;
10,000,000 shares issued, 9,294,259 outstanding.

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:   ☒

     As of January 29, 2003, 10,000,000 of the registrant’s Common Stock $.01 par value per share were issued and 9,294,259 were outstanding.

EXPLANATORY NOTE

JPS Industries, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (originally filed January 29, 2003) to include Items 10, 11 and 12, which were not part of the original filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. No other changes have been made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the persons who are members of the Board or executive officers of JPS.

NAME	AGE	POSITION(S) HELD

Robert J. Capozzi	38	Director
Nicholas P. DiPaolo	61	Director
Michael L. Fulbright	53	Director, Chairman of the Board, President and Chief Executive Officer
John M. Sullivan, Jr.	56	Director
Charles R. Tutterow	37	Director, Executive Vice President, Chief Financial Officer and Secretary
Monnie L. Broome	61	Vice President-Human Resources of JPS Industries, Inc.
M. Gary Wallace	45	President, JPS Glass Division

     The business experience of each of the directors and executive officers during the past five years is as follows:

     Mr. Capozzi is a portfolio manager and Co-Head of Distressed Debt at Concordia Advisors, LLC (“Concordia”), a hedge fund established in 1993. Mr. Capozzi has been with Concordia since 2002. Prior to that, Mr. Capozzi served as a Managing Director-Portfolio Manager of Magten Asset Management Corporation, an investment advisory firm.

     Mr. DiPaolo is Vice-Chairman of the Board and Chief Operating Officer of Bernard Chaus, a leading women’s apparel manufacturer. From January 1991 until his retirement in May 1997, Mr. DiPaolo was Chairman of the Board, President and Chief Executive Officer of Salant Corporation, a diversified apparel company listed on the New York Stock Exchange. From 1985 to 1991, Mr. DiPaolo served as President of Manhattan Industries, which was merged into Salant Corporation in 1988. Prior to that, he was Chairman and President of the Villager, a women’s sportswear company, from 1979 to 1985. Mr. DiPaolo has also served on the Board of Directors of Manhattan Far East, a trading company based in Hong Kong. Mr. DiPaolo serves as a member of the Board of Directors of Footlocker, Inc.

     Mr. Fulbright was elected Chairman of the Board, President and Chief Executive Officer of the Company on February 27, 1999, effective March 1, 1999. Mr. Fulbright served as Chairman, President, Chief Executive Officer and a director of The Bibb Company, a diversified textile company, from August 1996 until its sale in October 1998. Prior to that, he served as President of the Denim Division of Cone Mills, Inc. from December 1994 to August 1996. Prior to that, Mr. Fulbright was employed with Springs Industries, Inc., a textile manufacturer, serving as President of the Greige Manufacturing Division from August 1992 to November 1994, as President of Wamsutta/Pacific Home Products from July 1986 to July 1992, and as Executive Vice President of Wamsutta/Pacific Home Products from December 1985 to July 1986. Prior to that, Mr. Fulbright was employed by M. Lowenstein Corporation and WestPoint Pepperell.

     Mr. Sullivan has served as President of American Silk Mills Corp. since 1985, and as President of Gerli & Co., Inc. since 1987. From 1987 to 1991, Mr. Sullivan served as President of Cheney Brothers Inc. Prior to that, he served as Executive Vice President (Merchandising, Marketing & Sales) of Gerli & Co., Inc. from 1984 to 1987. Prior to that, Mr. Sullivan served as President of A.H. Rice Company Inc., Pittsfield, Massachusetts from 1982 to 1989, as Vice President of Marketing and Sales of Gerli & Co., Inc. from 1979-1982, and as Sales Manager of American Silk Mills Corp. from 1974 to 1979.

     Mr. Tutterow was named Executive Vice President and Chief Financial Officer and Secretary of the Company effective on June 1, 2000, and a Director on January 25, 2001. Immediately prior to joining the Company, Mr. Tutterow served as Senior Vice President, Chief Financial Officer and Secretary of Optical Resources Group from November 1998 until its sale in April 2000. He served as Vice President, Chief Financial Officer and Secretary of The Bibb Company, a diversified textile company, from January 1997 until its sale in October 1998. Prior to that he was employed as Controller of the Denim Division of Cone Mills, Inc., as Manager of Corporate Finance for Kayser-Roth Corporation, and as a consultant with Deloitte and Touche, LLP. Mr. Tutterow holds M.B.A., C.P.A., C.M.A and C.F.M. certifications and is also a director of Rite Stuff Foods, Inc.

     Mr. Broome has served as Vice President-Human Resources for JPS Industries since May 1988. He was Vice President of Human Resources for J. P. Stevens & Co., Inc. prior to that time. From October 1987 to January 1988 he was Vice President of Employee Relations for the Home Products Group of Springs Industries and from August 1980 to October 1987 Vice President of Personnel for M. Lowenstein Corp.

     Mr. Wallace became President of JPS Glass Division in May 1999. He was Vice President of Marketing from October 1998 to May 1999 and Product Manager for Composite Fabrics from 1994 to October 1998. He has served in a variety of technical and managerial positions with the Company or its predecessors for 26 years.

     None of the directors or executive officers listed herein is related to any other director or executive officer of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of holdings and transactions in JPS’s stock with the Securities and Exchange Commission. Officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company’s records and other information, we believe that in the 2002 fiscal year the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s equity securities met all applicable Securities and Exchange Commission filing requirements.

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the three other executive officers of the Company in the 2002 fiscal year for services rendered in all capacities to the Company (including its subsidiaries) for the fiscal years ended November 2, 2002, October 27, 2001 and October 28, 2000.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation Awards
				Securities
Name and		Annual Compensation		Underlying	All Other
Principal Position	Year	Salary(1)	Bonus	Options/SARs	Compensation(2)

Michael L. Fulbright	2002	$602,490	$—	—	$18
Chairman of the Board,	2001	552,490	—	—	18
President and Chief	2000	552,490	770,000	—	18
Executive Officer
Charles R. Tutterow	2002	$200,000	$—	20,000	$2,518
Executive Vice President	2001	200,000	—	—	1,060
Finance, Chief Financial	2000	83,333	95,000	50,000	18
Officer and Secretary
Monnie L. Broome	2002	$181,008	$—	—	$7,850
Vice President—	2001	180,540	—	—	7,850
Human Resources	2000	180,720	75,600	—	7,850
M. Gary Wallace	2002	$177,083	$—	18,000	$2,232
President, JPS Glass	2001	175,000	—	—	2,206
	2000	159,642	159,642	20,000	2,014

(1)	With respect to Messrs. Fulbright and Broome, includes imputed income relating to life insurance premium payments.

(2)	Includes employer-matching 401(k) plan contribution, non-taxable employer-provided term life insurance premiums, imputed lease value of company-provided automobiles.

AGREEMENTS WITH EXECUTIVE OFFICERS

     This section sets forth descriptions of certain employment agreements in effect between the Company and its current or former executive officers. Where the terms “cause,” “good reason” and “change in control” are used in relation to events of termination, such terms are used as defined in the respective employment agreements.

     On the Effective Date, JPS entered an employment agreement with Monnie L. Broome. The agreement provides that Mr. Broome will serve as Vice President-Human Resources of JPS. Under the agreement, the base salary for Mr. Broome is $180,000 per year. In addition, under the employment agreement, Mr. Broome received a retention grant cash payment of $115,531 and 14,810 shares of Common Stock. Mr. Broome is also eligible for an annual bonus of up to 50% of his base salary based upon the Company’s attainment of certain performance goals specified in the Management Incentive Bonus Plan. Mr. Broome has consented for 2001, 2002 and 2003 to the reduction of his eligible bonus to 30% from 50%.

     On February 28, 1999, JPS entered into an employment agreement with Michael L. Fulbright. This agreement was amended on July 31, 2001. The agreement provides that Mr. Fulbright will serve as Chairman of the Board (subject to his election to the Company’s Board of Directors by the stockholders of the Company), President and Chief Executive Officer of the Company until October 31, 2003 (the “Initial Employment Period”). Under the agreement, Mr. Fulbright’s initial base salary is $600,000 per year and may be increased but not reduced during the Initial Employment Period. In addition, the agreement provides that unless Mr. Fulbright voluntarily terminates employment for other than good reason, or his employment is terminated by the Company for cause, he will be eligible to participate in the Management Incentive Bonus Plan based upon the attainment by the Company of certain performance goals. Mr. Fulbright is eligible for a bonus of not less than 50%, but not more than 200%, of his base salary for each of the 2002 and 2003 fiscal years, upon the achievement of certain performance goals for each fiscal year. If Mr. Fulbright’s employment is terminated by the Company other than for cause or is terminated by Mr. Fulbright for good reason, the Company will continue to pay his base salary and benefits as well as his target bonus (i.e., 50% of his base salary) through the later of (a) October 31, 2003 or (b) two years from the date of termination, provided that Mr. Fulbright will have the option to receive such salary and target bonus in a lump sum on the business day immediately following the termination date if his employment is terminated by the Company for any reason other than for cause or by Mr. Fulbright for good reason.

     On May 31, 2000, JPS entered into an employment agreement with Charles R. Tutterow. As amended, the agreement provides that Mr. Tutterow will serve as Executive Vice President, Chief Financial Officer and Secretary of the Company until December 31, 2003 (the “Employment Time”). Under the agreement, Mr. Tutterow’s initial base salary is $200,000 per year and may be increased but not reduced during the Employment Time. In addition, the agreement provides that unless Mr. Tutterow voluntarily terminates employment for other than good reason, or his employment is terminated by the Company for cause, he will be eligible to participate in the Management Incentive Bonus Plan based upon the attainment by the Company of certain performance goals. Mr. Tutterow is eligible for a bonus of not less than 50%, but not more than 200%, of his base salary during the Employment Time. In addition, Mr. Tutterow is eligible for certain relocation payments. If Mr. Tutterow’s employment is terminated by the Company other than for cause or is terminated by Tutterow for good reason, the Company will continue to pay his base salary and benefits as well as his target bonus (i.e., 50% of his base salary) for one year from the date of termination, provided that Mr. Tutterow will have the option to receive such salary and target bonus in a lump sum on the business day immediately following the termination date if he terminates his employment by reason of a change in control.

EMPLOYEE BENEFIT AND LONG-TERM COMPENSATION PLANS

Retirement Pension Plan

     The Company maintains a Retirement Pension Plan for all employees (the “Pension Plan”), including its salaried employees. The Pension Plan is a defined benefit pension plan providing a formula benefit with contributions determined on an actuarial basis. The Pension Plan generally covers all employees 21 years of age or older who have completed one year of service with the Company. The Pension Plan generally takes into account annual compensation earned under certain predecessor plans of J.P. Stevens.

     The following table indicates the approximate amounts of annual retirement income that would be payable to a salaried employee under the Pension Plan based on the compensation levels and years of credited service shown. There would be no social security or other offset deducted from the amounts shown.

Pension Plan Table*

	Years of Service

Remuneration	15 Years	20 Years	25 Years	30 Years	35 Years

$125,000	$18,950	$25,267	$31,583	$37,900	$44,217
150,000	23,450	31,267	39,083	46,900	54,717
200,000 and above	32,450	43,267	54,083	64,900	75,717

*	Assumes individual retires at age 65 in 2002 with the indicated years of service and compensation. The social security integration level of such individuals would be $39,444. The social security integration level generally is adjusted annually.

     Credited years of service for benefit accrual under the Pension Plan as of November 3, 2002 for the following executive officers are:

Michael L. Fulbright	3 years
Charles R. Tutterow	2 years
Monnie L. Broome	14 years
M. Gary Wallace	22 years

     Annual retirement benefits for salaried employees are generally computed as the sum of 0.6% of a participant’s average compensation (the annual average of five consecutive, calendar years of highest compensation during the last 10 calendar years of service) multiplied by the years of benefit service plus 0.6% of a participant’s compensation which exceeds the Participant’s Social Security Integration Level (equal to $39,444 for an employee who retires at age 65 in 2002), multiplied by the participant’s years of benefit service up to a maximum of 35 years. The Pension Plan provides that each participant’s benefits fully vest after five years of service or the attainment of age 55 with one year of service.

     This table may understate the benefits available to certain participants because salaried employees who were covered by the Pension Plan before July 1, 1989 are entitled to the greater of the benefit calculated under the formula noted above, or the sum of the amount calculated under the prior benefit formula as of June 30, 1989, plus additional accrued benefits under the new formula since July 1, 1989. Under the prior formula, a participant’s annual pension payable as of normal retirement age was equal to 1% of the portion of “final average compensation” which was equal to the “social security integration level” in effect for the year of retirement, plus 1.5% of the portion of the participant’s final average compensation in excess of the social security integration level, the sum of which was multiplied by the number of years of credited service not exceeding 35. In addition, as noted below, the table assumes that covered compensation was limited to the current allowable amount for all years while benefits may have been accrued in years when limitations were higher.

     Compensation covered by the Pension Plan consists of all payments made to a participant for personal services rendered as an employee of the Company that are subject to federal income tax withholding, excluding imputed income attributable to certain fringe benefit programs and also excluding deferred compensation and income associated with the exercise of certain stock options. The amount of compensation covered under the Plan has been adjusted in accordance with federal limitations. While the Plan currently permits up to $200,000 of covered compensation, lower limitations existed for the plan years beginning in the years 1994 through 2001 with limitations in excess of $200,000 for some years preceding 1994. The benefits for a specific employee thus could be greater or less than the amount shown in the table. The amounts shown are also subject to possible maximum limitations under Section 415 of the Internal Revenue Code of 1986, as amended.

2002 Employee Incentive Plan

     The Company’s 2002 Employee Incentive Plan provides incentives for substantially all employees including key management employees of the Company and its divisions, based on the financial performance of the Company and the divisions. The plan is designed to provide incentives to maximize operating earnings. Targets are set annually for operating earnings (defined as earnings before interest, taxes, depreciation and amortization before bonus expense and restructuring and reorganization expenses) for each operating division. If actual operating earnings are equal to the target, a targeted bonus is paid to each participant. To the extent actual operating earnings are greater than the target, amounts in excess of the targeted bonuses are paid to each participant. Likewise, operating earnings lower than target result in a bonus payment that is less than the targeted bonus. A participant’s bonus is reduced to zero if actual operating earnings are below 80% of the target. Targeted bonus amounts expressed as a percentage of salary for participants in the plan range from 2% to 50%. Individuals listed on the Summary Compensation Table have targeted bonus amounts from 30% to 50% of salary. No benefits were earned under the plan during the 2002 fiscal year.

1997 Incentive and Capital Accumulation Plan

     The 1997 Incentive and Capital Accumulation Plan (the “Incentive Plan”) is intended to provide incentives that will attract, retain and motivate highly competent individuals as key employees of the Company and its subsidiaries, by providing them with opportunities to acquire shares of Common Stock or monetary payments based on the value of such shares. Pursuant to the Incentive Plan, 853,485 shares of Common Stock were originally reserved for issuance to salaried key employees and non-employee directors of the Company pursuant to benefits in the form of stock options, stock appreciation rights, stock awards, performance awards and stock units that may be granted by the Compensation Committee. On February 27, 1999, the Compensation Committee adopted, subject to stockholder approval (which was subsequently obtained) an amendment to the Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 853,485 to 1,353,485, to increase the number of shares of Common Stock with respect to which Benefits (as defined below) may be granted to any individual during the term of the Incentive Plan from 853,485 to 1,353,485, and to increase the number of shares of Common Stock with respect to which options and stock appreciation rights may be granted to any individual during the term of the Incentive Plan from 325,000 to 525,000. The Incentive Plan will terminate on the tenth anniversary of its adoption.

Options Grants In 2002

     The following executive officers received options grants during the last fiscal year. All grants were made at market value on the date of the grant.

Potential realizable value
at assumed annual rates of stock price appreciation for
Individual grants					option term

(a)	(b)	(c)	(d)	(e)	(f)	(g)

Percent of
	Number of	total options
	securities	granted to	Exercise
	underlying	employees	or base
	options	in fiscal	price	Expiration
Name	granted (#)	year	($/Sh)	Date	5% ($)	10%($)

Charles R. Tutterow	20,000	15.00%	4.83	01/09/2012	$60,751	$153,956
M. Gary Wallace	18,000	13.5%	4.83	01/09/2012	$54,676	$138,560

OPTION VALUES AT NOVEMBER 2, 2002

     The following table provides information with respect to executive officers of JPS and its subsidiaries at year-end concerning their exercise of options during the Company’s fiscal year and the unexercised options held by them at the end of such year. No executive officer exercised options in fiscal 2002.

	Number of	Value of
	Securities Underlying	Unexercised
	Unexercised Options	In-the-Money Options

	At November 2, 2002	At November 2, 2002 (1)
	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

Michael L. Fulbright	500,000/0	$412,500/$0
Monnie L. Broome	25,000/0	$0/$0
Charles R. Tutterow	36,666/33,334	$5,633/$2,817
M. Gary Wallace	30,825/21,666	$11,001/$5,499

(1)	Value of unexercised “in-the-money” options is the difference between the $3.95 market price of a share of Common Stock on November 2, 2002 and the exercise price of the option, multiplied by the number of shares of Common Stock underlying the option.

Compensation of Directors

     Each director who is not an employee of the Company is paid $20,000 annually for his services as a director, $1,200 for attendance at each meeting of the Board and each committee meeting which does not occur in conjunction with a directors’ meeting, and $1,000 annually for his or her services as the chairman of any committee. In addition, each non-employee director received on the Effective Date a grant of options to purchase 25,000 shares of Common Stock (other than Robert J. Capozzi, who waived his right to receive such options) as of the Effective Date. On May 12, 1999, non-employee director options, other than those of Mr. Fulbright, that were granted on the Effective Date were “repriced” in accordance with actions taken by disinterested directors. Effective on that date, new options were issued at an exercise price based on the per share price of common stock on that date (which was $4.375 per share). With respect to the options granted to each non-employee director on the Effective Date, options to purchase 5,000 shares of Common Stock vested on the Effective Date and, with respect to the balance of the options so granted, options to purchase 5,000 shares of Common Stock will vest on each of the first, second, third and fourth anniversaries of the Effective Date. The repriced options continue to vest under this schedule. Moreover, non-employee directors are eligible to participate in the Company’s 1997 Incentive and Capital Accumulation Plan (the “Incentive Plan”). Under the Incentive Plan, each non-employee director appointed subsequent to the Effective Date will receive on the date such director is appointed (the “Appointment Date”) a grant of options to purchase 25,000 shares of Common Stock at an exercise price based on the per share price of Common Stock as of the Appointment Date. With respect to the options granted to each non-employee director appointed subsequent to the Effective Date, options to purchase 5,000 shares of Common Stock will vest on the applicable Appointment Date and, with respect to the balance of the options so granted, options to purchase 5,000 shares of Common Stock will vest on each of the first, second, third and fourth anniversaries of such Appointment Date.

The Compensation Committee

     The Compensation Committee consists of Messrs. Capozzi, DiPaolo, and Sullivan, none of whom is an employee or officer of the Company. The Compensation Committee recommends to the Board compensation plans and arrangements with respect to the Company’s executive officers and key personnel. The Compensation Committee also administers the Company’s Incentive Plan. The Compensation Committee held one meeting during the 2002 fiscal year.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is responsible for recommending to the full Board the compensation to be paid to the Company’s principal executive officers, including the Chief Executive Officer (“CEO”), establishing the annual bonus targets under the Management Incentive Plan, and designating the persons to whom and the amount in which stock options should be granted by the Company under the Incentive Plan. As previously described, in the 2002 fiscal year, the Company had employment agreements with Michael L. Fulbright, Charles R. Tutterow and Monnie L. Broome. Set forth below is a report submitted by the Compensation Committee regarding the compensation policies for the 2002 fiscal year as they relate to the Company’s principal executive officers, including the CEO.

Compensation Policies

     In October of each year, subject to the specific requirements of employment agreements, the Compensation Committee reviews management’s proposed annual salaries for the next fiscal year for principal executive officers, including its CEO.

     Subject to the specific requirements of employment agreements, in determining whether to accept management’s proposed salaries, or to recommend different salaries in respect of the executives, the Compensation Committee considers a number of factors, including but not limited to the following: (1) the Company’s financial performance for the prior fiscal year, including whether the Company had a net profit or loss for such year, the amount thereof, the reasons for such performance, and whether such performance might have related to unforeseen events or events not in the executives’ control; and (2) the extent to which an executive officer achieved certain objectives in his or her area of primary responsibility that might have been set in the prior fiscal year, or otherwise made a significant contribution to the Company.

     The Compensation Committee believes that an important factor in attracting and motivating the Company’s executive officers is to ensure that the compensation paid to such individuals is competitive with that paid by comparable companies. In its review of management’s proposed goals under the Management Incentive Plan and the Employee Incentive Plan for a fiscal year, the Compensation Committee utilizes criteria similar to that which it uses in reviewing annual salaries.

     In considering the grant of stock options to employees, including the Company’s principal executive officers, the Compensation Committee considers the responsibility level of the position, job performance and salary level, and reviews the long-term objectives of management and the Board.

Executive Compensation for the 2002 Fiscal Year

     The Company’s executive compensation program has three major components: base salaries, annual incentive compensation and stock options.

     Based on the factors described above, the Compensation Committee recommended to the Board that management’s salary recommendations for its senior executives be adopted. These recommendations included increases for certain executives and salary freezes for others, depending on the executive and his or her current compensation level. The Compensation Committee recommended to the Board that the recommendations for eligible participants in, and the Company’s goals for, the Management Incentive Plan for the fiscal year ending November 2, 2002, be adopted.

Base Salaries

     The Company’s executive officers receive base salaries as compensation for their job performance, abilities, knowledge and experience. Apart from any contractual commitments, the base salaries paid to the executives are intended to be maintained at competitive levels. This reflects the Compensation Committee’s desire to place more emphasis on the incentive portion of executive compensation, and thereby correlating compensation to performance. The Compensation Committee reviews base salaries at least annually and determines increases based upon an executive officer’s contribution to corporate performance and competitive market conditions.

     Chairman, President and CEO: Mr. Fulbright’s base salary was set at $600,000 at the time of his employment contract renewal on October 21, 2001.

     Other Executive Officers: The 2002 salaries of the other executive officers (the “Other Executive Officers”) are shown in the “Salary” column of the Summary Compensation Table.

Annual Incentive Compensation

     The Compensation Committee has adopted an annual incentive compensation program, the Employee Incentive Plan (prior to 2000, the Management Incentive Bonus Plan), based upon corporate performance criteria to augment the base salaries received by executive officers. Under the Employee Incentive Plan and its predecessor plan, performance is measured as a function of the Company’s growth in earnings per share from year to year, whether or not set targets are met, and in some cases a combination of return on assets, growth in sales, cash flow and operating profit.

     Chairman, President and CEO: For fiscal years of 2001 and 2002, Mr. Fulbright received no bonus.

     Other Executive Officers: For fiscal years 2001 and 2002, the Other Executive Officers received no bonuses.

Stock Options

     The Company established the Incentive Plan pursuant to which opportunities to acquire shares of Common Stock or monetary payments based on the value of such shares are awarded to highly competent employees of the Company.

     The Compensation Committee believes these grants to be consistent with its compensation policies by encouraging performance which contributes to the overall profitability of the Company and which increases the price of the Company’s Common Stock.

The Compensation Committee,

John M. Sullivan, Jr., Chairman Robert J. Capozzi Nicholas P. DiPaolo

STOCK PERFORMANCE GRAPH

     The line graph below compares, in percentage terms, the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return on the NASDAQ Stock Market Index and the Dow Jones US Basic Materials Index for the period beginning January 30, 1998, the date that the Company’s Common Stock began trading on the NASDAQ National Market System, and ending November 2, 2002. Previously, the Company had made a comparison to the S & P Manufacturing (Diversified) Index, which has been eliminated by Standard & Poor’s. That index is presented for the period January 20, 1998 through October 27, 2001. The comparison of total return on investment (change in year end stock price plus reinvested dividends) for the applicable period assumes that $100 was invested on January 30, 1998, in the Company’s Common Stock and in each of the foregoing indices.

Item 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     Based upon information known to JPS as of January 25, 2003, the following table sets forth the ownership of the shares of Common Stock issued and outstanding as of such date by (a) each person or group that, to JPS’ knowledge, is the beneficial owner of more than 5% of such shares on such date, (b) each director of JPS on such date, (c) each of the executive officers whose names appear in the summary compensation table, and (d) all directors and executive officers of JPS as a group on such date.

	Common Stock (1)

Beneficial Owner	Number of Shares	Percent of Class

Northeast Investors Trust	1,038,823	11.2
50 Congress Street, 10th Floor Boston, Massachusetts 02109
Steel Partners II L. P	1,039,180	11.2
150 E. 52nd Street New York, New York 10022
JWA Investments L.P	991,029	10.7
885 Third Ave., 34th Floor New York, New York 10022
Master Retirement Pension	1,925,685	20.7
Trust of JPS Industries, Inc.(2) c/o Mellon Bank, N.A. One Mellon Bank Center, Rm. 930 Pittsburgh, Pennsylvania 15258
Lloyd I. Miller, III	496,134	5.3
4450 Gordon Drive Naples, Florida, 34102
Robert J. Capozzi(3)	18,300	0.2
1350 Avenue of the Americas, Ste 3202 New York, New York 10019
Nicholas P. DiPaolo(4)	35,000	0.4
Michael L. Fulbright	618,300	6.3
c/o JPS Industries, Inc. 555 North Pleasantburg Dr. Greenville, SC 29607
John M. Sullivan, Jr.(4)	27,600	0.3
Monnie L. Broome	39,810	0.4
Charles R. Tutterow	65,501	0.7
M. Gary Wallace	51,825	0.6
Directors and executive officers as a group	856,336	8.6

(1)	Also includes shares of Common Stock which the following persons have the right to acquire within 60 days through the exercise of stock options: Nicholas P. DiPaolo, 25,000; Michael L. Fulbright, 500,000; John M. Sullivan, 25,000; Monnie L. Broome, 25,000; M. Gary Wallace, 51,825; and Charles R. Tutterow, 40,001.

The aggregate number of shares of Common Stock that all directors and executive officers as a group have the right to acquire within 60 days is 666,826. In each case, the percent of class is calculated on the basis that such shares of the person being reported are deemed outstanding. No voting or power exists with respect to such shares of Common Stock prior to acquisition.

(2)	Michael L. Fulbright and Charles R. Tutterow have shared voting and investment power over these shares by virtue of their position on the Investment Committee of the retirement plan. Each of them disclaims beneficial ownership of such shares.

(3)	Mr. Capozzi waived his entitlement to receive any options to purchase shares of Common Stock to which each non-employee director will be entitled on the Effective Date. See “EXECUTIVE COMPENSATION—Compensation of Directors.”

(4)	Includes options granted to non-employee directors of JPS (other than Robert J. Capozzi) on the Effective Date. See “EXECUTIVE COMPENSATION—Compensation of Directors.”

EQUITY COMPENSATION PLAN INFORMATION

	Number of	Weighted-average	Number of securities
	Securities to	exercise price of	remaining
	be listed	outstanding	available for
	upon	options, warrants	future issuance
	exercise of	and rights	under equity
	outstanding		compensations plans
	options, warrants		(excluding securities
	and rights		reflected in col. (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	902,854	$3.63	272,462
Equity compensation plans not approved by security holders	—	—	—

Total	902,854	$3.63	272,426

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JPS INDUSTRIES, INC.

Date: June 16, 2003	By: /s/ Charles R. Tutterow Charles R. Tutterow Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, Michael L. Fulbright, certify that:

1.	I have reviewed this annual report on Form 10-K of JPS Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	Title:	/s/ Michael L. Fulbright Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Charles R. Tutterow, certify that:

1.	I have reviewed this annual report on Form 10-K of JPS Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	Title:	/s/ Charles R. Tutterow Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this report, which are incorporated herein:

Exhibit
Number	Description

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (Filed Herein).
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (Filed Herein).