Form 10-Q
period 2003-05-03
JPS INDUSTRIES INC
filed 2003-06-16
CIK 846615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 33-27038

JPS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-0868166

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 North Pleasantburg Drive, Suite 202, Greenville, South Carolina (Address of principal executive offices)	29607 (Zip Code)

Registrant’s telephone number (864) 239-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act). Yes [  ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [X] No[  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,294,259 shares of the Company’s Common Stock were outstanding as of June 16, 2003.

JPS INDUSTRIES, INC.
INDEX

Item 1. Financial Statements

JPS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	May 3,	November 2,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash	$418	$267
Accounts receivable	17,329	20,160
Inventories (Note 2)	15,392	15,025
Prepaid expenses and other	1,909	2,473
Deferred income taxes	685	304

Total current assets	35,733	38,229
Property, plant and equipment, net	36,369	38,971
Deferred income taxes	11,727	11,727
Other assets	72	94

Total assets	$83,901	$89,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,562	$7,628
Accrued interest	6	44
Accrued salaries, benefits and withholdings	1,228	1,010
Other accrued expenses	3,137	5,309
Current portion of long-term debt (Note 3)	695	669

Total current liabilities	12,628	14,660
Long-term debt (Note 3)	13,503	12,755
Deferred revenue and postemployment liabilities	45,911	47,629

Total liabilities	72,042	75,044

Shareholders’ equity:
Common stock- $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,294,259 shares at 5/3/03	100	100
Additional paid-in capital	124,146	124,150
Treasury stock (at cost) – 705,741 shares at 5/3/03	(2,726)	(2,738)
Additional minimum pension liability	(40,976)	(40,976)
Accumulated deficit	(68,685)	(66,559)

Total shareholders’ equity	11,859	13,977

Total liabilities and shareholders’ equity	$83,901	$89,021

Note: The condensed consolidated balance sheet at November 2, 2002 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	May 3,	April 27,	May 3,	April 27,
	2003	2002	2003	2002

Net sales	$29,493	$31,927	$58,272	$59,058
Cost of sales	25,989	27,646	51,196	50,479

Gross profit	3,504	4,281	7,076	8,579
Selling, general and administrative expenses	4,868	4,297	9,263	9,109

Operating profit (loss)	(1,364)	(16)	(2,187)	(530)
Interest expense	165	194	320	409

Income (loss) before income taxes	(1,529)	(210)	(2,507)	(939)
Income taxes (benefit)	0	(82)	(381)	(366)

Net income (loss)	$(1,529)	$(128)	$(2,126)	$(573)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,294,259	9,273,590	9,293,426	9,272,978

Diluted	9,294,259	9,273,590	9,293,426	9,272,978

Basic earnings (loss) per common share	$(0.17)	$(0.01)	$(0.23)	$(0.06)

Diluted earnings (loss) per common share	$(0.17)	$(0.01)	$(0.23)	$(0.06)

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended

	May 3,	April 27,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,126)	$(573)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,762	2,874
Amortization of deferred financing costs	23	23
Deferred income tax benefit	(381)	(366)
Other, net	(1,716)	62
Changes in assets and liabilities:
Accounts receivable	2,831	1,396
Inventories	(367)	1,821
Prepaid expenses and other assets	563	396
Accounts payable	(66)	(2,066)
Accrued expenses and other liabilities	(1,987)	(973)

Total adjustments	1,662	3,167

Net cash provided by (used in) operating activities	(464)	2,594

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions	(165)	(173)

Net cash used in investing activities	(165)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs incurred	(1)	—
Net proceeds from exercise of stock options	7	11
Revolving credit facility borrowings (repayments), net	1,102	(2,673)
Repayment of other long-term debt	(328)	(303)

Net cash used in financing activities	780	(2,965)

NET DECREASE IN CASH	151	(544)
CASH AT BEGINNING OF PERIOD	267	544

CASH AT END OF PERIOD	$418	$0

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
Interest paid	$334	$404
Income taxes paid, net	36	140

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The terms “JPS” and the “Company”, as used in these condensed consolidated financial statements, mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively, unless the context requires otherwise.

The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 3, 2003 and for all periods presented have been made.

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

2.	Inventories (in thousands):

	May 3,	November 2,
	2003	2002

Raw materials and supplies	$2,818	$2,466
Work-in-process	3,163	3,087
Finished goods	9,411	9,472

Total	$15,392	$15,025

3.	Long-Term Debt (in thousands):

	May 3,	November 2,
	2003	2002

Senior credit facility, revolving line of credit	$11,991	$10,889
Capital lease obligation	2,207	2,535

Total	14,198	13,424
Less current portion	(695)	(669)

Long-term portion	$13,503	$12,755

The Company’s Revolving Credit and Security Agreement (“the Revolving Credit Facility”) is with Wachovia Bank. On April 26, 2002, the Company amended the Revolving Credit Facility to increase its flexibility and reduce the unused line fee. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $7.9 million subject to amortization). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin. As of May 3, 2003, the Company’s interest rate under the Revolving Credit Facility was 3.3%.

In conjunction with the recognition of the additional minimum pension liability and resulting reduction to tangible net worth as defined in the Credit Agreement, the Company violated the minimum net worth covenant as of November 2, 2002. The Company has obtained a waiver of any such default through November 2, 2003. As of May 3, 2003, the Company was out of compliance with the total debt to EBITDA covenant. The Company has obtained a waiver for this violation as well.

As of May 3, 2003, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At May 3, 2003, the Company had $12.4 million available for borrowing under the Revolving Credit Facility. All borrowings under the Revolving Credit Facility mature in Fiscal 2004.

4.	Income Taxes

The provision (benefit) for income taxes on continuing operations included in the condensed statements of operations for the three months ended below consists of the following (in thousands):

	April 27,	May 3,
	2002	2003

Current federal provision	$—	$—
Current state provision	—	—
Deferred federal provision (benefit)	(74)	—
Deferred state provision (benefit)	(8)	—

Provision (benefit) for income taxes	$(82)	$-0-

Based on the Company’s performance, we did not record any additional income tax benefit for the quarter ended May 3, 2003. Although the Company did not generate income during the three-month period at a level necessary to utilize its net deferred tax asset, we believe that income from future operations or tax planning contingencies such as the sale of assets will more likely than not be sufficient to utilize the deferred tax asset, net of the current valuation allowance. We evaluate the realizability of our deferred tax asset by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will not be recovered, an additional valuation allowance will be established against some or all of our deferred tax assets. This could have a significant effect on our future results of operation and financial position. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At May 3, 2003, the Company had regular Federal net operating loss carryforwards for tax purposes of approximately $93.6 million. The net operating loss carryforwards expire in years 2003 through 2022. The Company also has Federal alternative minimum tax net operating loss carryforwards of approximately $109.0 million that expire in 2004 through 2022. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular Federal taxes, subject to limitation.

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

The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business, including certain asbestos-based claims. The Company believes it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. Except as discussed below, management believes that none of this litigation, if determined unfavorable to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

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

The following table presents the change in the Company’s aggregate warranty related liability accounts:

Beginning balance at 11/02/02	$19,273,272
Accruals for warranties issued	904,053
Accruals for pre-existing warranties	1,007,553
Settlements and revenue amortization	(3,999,442)

Ending balance at 05/03/03	$17,185,436

6.	Business Segments

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

	Three Months Ended		Six Months Ended

	May 3,	April 27,	May 3,	April 27,
	2003	2002	2003	2002

Net sales:
Elastomerics	$17,726	$18,313	$34,684	$34,152
Glass	11,767	13,614	23,588	24,906

Net sales	$29,493	$31,927	$58,272	$59,058

Operating profit (loss)(1):
Elastomerics	$(876)	$(275)	$(1,677)	$(564)
Glass	(488)	259	(510)	34

Operating profit (loss)	(1,364)	(16)	(2,187)	(530)
Interest expense	165	194	320	409

Income (loss) before income taxes	$(1,529)	$(210)	$(2,507)	$(939)

	May 3,	November 2,
	2003	2002

Identifiable assets:
Elastomerics	$42,799	$45,651
Glass	41,102	43,370

Total assets	$83,901	$89,021

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries and employee benefits, professional fees, and amortization of reorganization costs in excess of amounts allocable to identifiable assets.

7.	New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company’s actual results in Fiscal 2003 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to negotiate renewed waivers of default of financial covenant obligations in its credit agreement), the Company’s ability to realize its deferred tax asset, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers.

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

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002:

	Three Months Ended		Six Months Ended

	May 3,	April 27,	May 3,	April 27,
	2003	2002	2003	2002

Net sales:
Elastomerics	$17,726	$18,313	$34,684	$34,152
Glass	11,767	13,614	23,588	24,906

Net sales	$29,493	$31,927	$58,272	$59,058

Operating profit (loss):
Elastomerics	$(876)	$(275)	$(1,677)	$(564)
Glass	(488)	259	(510)	34

Operating profit (loss)	(1,364)	(16)	(2,187)	(530)
Interest expense	165	194	320	409

Income (loss) before income taxes	$(1,529)	$(210)	$(2,507)	$(939)

RESULTS OF OPERATIONS

Three Months Ended May 3, 2003 (the “2003 Second Quarter”) Compared to the Three Months Ended April 27, 2002 (the “2002 Second Quarter”)

Consolidated net sales decreased $2.4 million, or 7.5%, from $31.9 million in the 2002 second quarter to $29.5 million in the 2003 second quarter. Operating profit decreased $1.4 million from a loss of $16,000 in the 2002 second quarter to a loss of $1.4 million in the 2003 second quarter.

Net sales in the 2003 second quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, decreased $0.6 million, or 3.3%, from $18.3 million in the 2002 second quarter to $17.7 million in the 2003 second quarter. This decrease is primarily attributable to the shift in product mix from the year ago quarter combined with lower selling prices.

Operating profit for the Elastomerics segment decreased $0.6 million from a loss of $0.3 million in the 2002 second quarter to a loss of $0.9 million in the 2003 second quarter. The decrease is due to higher cost for energy and insurance, coupled with lower selling prices and an unfavorable product mix for urethane products which offset improved gross profit on roofing products.

Net sales in the Glass segment, which includes substrates of synthetics and fiberglass for lamination, insulation, and filtration applications decreased $1.8 million, or 13.2%, from $13.6 million in the 2002 second quarter to $11.8 million in the 2003 second quarter. The decrease is caused by significant weakness in demand for substrates for the electronics market and lower selling prices.

Operating profit for the Glass segment decreased $0.8 million from $0.3 million in the 2002 second quarter to a loss of $0.5 million in the 2003 second quarter. This decrease is primarily caused by weak demand in the electronics market and higher cost for energy and insurance.

Operating profit for both segments was adversely affected by the absence of pension income in the current quarter. Interest expense in the 2003 second quarter was $29,000 less than the 2002 second quarter as a result of lower debt levels and interest rates.

Six Months Ended May 3, 2003 (the “2003 Six-Month Period”) Compared to the Six Months Ended April 27, 2002 (the “2002 Six-Month Period”)

Consolidated net sales decreased $0.8 million, or 1.4%, from $59.1 million in the 2002 six-month period to $58.3 million in the 2003 six-month period. Operating profit decreased $1.7 million from a loss of $0.5 million in the 2002 six-month period to a loss of $2.2 million in the 2003 six-month period.

Net sales in the 2003 six-month period in the Elastomerics segment increased $0.5 million, or 1.5%, from $34.2 million in the 2002 six-month period to $34.7 million in the 2003 six-month period. This increase is primarily attributable to higher unit sales of Stevens® Roofing System and Geomembrane products.

Operating profit for the Elastomerics segment decreased $1.1 million from a loss of $0.6 million in the 2002 six-month period to a loss of $1.7 million in the 2003 six-month period. This decrease is due to higher cost for energy and insurance, and lower selling prices for the entire segment.

Net sales in the Glass segment decreased $1.3 million, or 5.2%, from $24.9 million in the 2002 six-month period to $23.6 million in the 2003 six-month period. The decrease is primarily attributable to weak demand in the electronics substrate market.

Operating profit for the Glass segment decreased $0.5 million from $34,000 in the 2002 six-month period to a loss of $0.5 million in the 2003 six-month period as a result of higher cost for energy and insurance, and lower selling prices primarily in the electronics-related markets.

Operating profit for both segments was adversely affected by the absence of pension income in the current year. Interest expense in the 2003 six-month period was $89,000 less than the 2002 six-month period, reflecting lower debt levels and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion of the revolving credit facility and the waivers for covenant violations which have been obtained.

Year to date for 2003, cash used in operating activities was $0.5 million. Working capital at November 2, 2002 was $23.6 million compared with $23.1 million at May 3, 2003. From November 2, 2002 to May 3, 2003, accounts receivable decreased by $2.8 million due to timing and sales levels, inventories increased $0.4 million, and accounts payable and accrued expenses decreased by $2.1 million.

The principal use of cash in 2003 was for capital expenditures of $165,000. The Company anticipates that its total capital expenditures in Fiscal 2003 will be less than $1 million and expects such amounts to be funded by cash from operations and bank financing sources.

Based upon the ability to generate working capital through its operations and its Revolving Credit Facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan. At May 3, 2003, the Company had $12.4 million available for borrowing under the Revolving Credit Facility.

DEFERRED TAX ASSETS

The Company had net operating loss carryforwards (“NOLs”) of approximately $93.6 million as of May 3, 2003. The value of these NOLs are recorded as deferred tax assets on the Company’s consolidated balance sheet.

The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related NOLs may be utilized prior to their expiration. Such realization would require that the Company generate on average approximately $1 million of taxable income increasing at approximately 5% per year. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to negotiate renewed waivers of default of financial covenant obligations in its Credit Agreement), the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers. Although the Company did not generate taxable income during the three-month period at a level necessary to utilize the deferred tax asset, the Company believes that, given the long-term nature of its NOLs and after considering the aforementioned factors, certain cost reductions as well as improvements in profitability resulting from increased sales will result in taxable income from future operations that will more likely than not be sufficient to utilize the deferred tax asset, net of any valuation allowance. Further, the Company has developed certain tax-planning strategies, including the possibility of the sale of assets that could be employed, if necessary, to generate taxable income. Although the Company has developed plans and strategies that would enable the Company to achieve sufficient income levels in the future, there can be no assurance that these plans will be successful in enabling the Company to generate sufficient taxable income from operations prior to the expiration of the NOLs. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could record a tax charge to record a deferred tax valuation allowance in the future. The establishment of a valuation allowance could have a significant effect on our future results of operations and financial position. See Note 4 of The Condensed Consolidate Financial Statements for additional discussion.

PENSION PLAN OBLIGATIONS

The Company sponsors a defined benefit pension plan that covers substantially all of its employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions, including, without limitation, discount rates, expected return on plan assets and future compensation increases. The Company considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. As of May 3, 2003, the Company’s minimum pension liability totaled $41.0 million.

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

JPS INDUSTRIES, INC.

PART II - OTHER INFORMATION

Item

1.	Legal Proceedings	None
2.	Changes in Securities	None
3.	Defaults Upon Senior Securities	None
4.	Submission of Matters to a Vote of Stockholders

The Company’s Annual Meeting of Stockholders was held on March 5, 2003 in Westfield, North Carolina for the following purposes:

(1) To elect five (5) members of the Board of Directors to serve for a one year term expiring at the 2004 Annual Meeting of Stockholders:

	For	Withheld

Michael L. Fulbright	7,698,672	12,000
Robert J. Capozzi	7,698,672	12,000
Nicholas P. DiPaolo	7,698,672	12,000
John M. Sullivan, Jr.	7,698,672	12,000
Charles R. Tutterow	7,698,672	12,000

(2) To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2003 fiscal year:

For	Against	Abstain

7,697,672	1,000	12,000

5.	Other Information	None
6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

(10.65)	Letter of Waiver of Default dated June 12, 2003 under the Revolving Credit and Security Agreement dated May 9, 2001 among JPS, C&I, Elastomerics and Wachovia Bank, N.A.

(11)	Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

(99.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPS INDUSTRIES, INC.

Date: June 16, 2003	/s/ Charles R. Tutterow Charles R. Tutterow
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

Date: June 16, 2003	/s/ Michael L. Fulbright Title: Chairman of the Board, President and Chief
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

Date: June 16, 2003	/s/ Charles R. Tutterow
Title: Executive Vice President, Chief Financial
Officer and Secretary

EXHIBIT LIST

Exhibit No.	Description

10.65	Letter of Waiver of Default dated June 12, 2003 under the Revolving Credit and Security Agreement dated May 9, 2001 among JPS, C&I, Elastomerics and Wachovia Bank, N.A.

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.