Form 10-Q
period 2003-08-02
JPS INDUSTRIES INC
filed 2003-09-16
CIK 846615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,294,259 shares of the Company’s Common Stock were outstanding as of September 16, 2003.

JPS INDUSTRIES, INC.

Item 1. Financial Statements

JPS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	August 2, 2003	November 2, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$303	$267
Accounts receivable	19,721	20,160
Inventories (Note 2)	15,111	15,025
Prepaid expenses and other	2,636	2,473
Deferred income taxes	304	304

Total current assets	38,075	38,229

Property, plant and equipment, net	35,110	38,971
Deferred income taxes	11,727	11,727
Other assets	60	94

Total assets	$84,972	$89,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,272	$7,628
Accrued interest	64	44
Accrued salaries, benefits and withholdings	870	1,010
Other accrued expenses	2,930	5,309
Current portion of long-term debt (Note 3)	15,183	669

Total current liabilities	29,319	14,660

Long-term debt (Note 3)	1,330	12,755
Deferred revenue and postemployment liabilities	41,902	47,629

Total liabilities	72,551	75,044

Shareholders’ equity:
Common stock- $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,294,259 shares at 8/2/03	100	100
Additional paid-in capital	124,146	124,150
Treasury stock (at cost) – 705,741 shares at 8/2/03	(2,726)	(2,738)
Additional minimum pension liability	(40,976)	(40,976)
Accumulated deficit	(68,123)	(66,559)

Total shareholders’ equity	12,421	13,977

Total liabilities and shareholders’ equity	$84,972	$89,021

Note: The condensed consolidated balance sheet at November 2, 2002 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2003	July 27, 2002	August 2, 2003	July 27, 2002
Net sales	$35,212	$32,662	$93,484	$91,720
Cost of sales	29,557	27,717	80,753	78,196

Gross profit	5,655	4,945	12,731	13,524
Selling, general and administrative expenses	4,522	4,513	13,785	13,622

Operating income (loss)	1,133	432	(1,054)	(98)

Interest expense	190	155	510	564

Income (loss) before income taxes	943	277	(1,564)	(662)

Provision (benefit) for income taxes	381	108	0	(258)

Net income (loss)	$562	$169	$(1,564)	$(404)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,294,259	9,276,423	9,293,634	9,274,090

Diluted	9,294,259	9,469,615	9,293,634	9,274,090

Basic earnings (loss) per common share	$0.06	$0.02	$(0.17)	$(0.04)

Diluted earnings (loss) per common share	$0.06	$0.02	$(0.17)	$(0.04)

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	August 2, 2003	July 27, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,564)	$(404)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,100	4,267
Amortization of deferred financing costs	35	34
Deferred income tax benefit	0	(258)
Other, net	(5,727)	(351)
Changes in assets and liabilities:
Accounts receivable	439	2,184
Inventories	(86)	1,694
Prepaid expenses and other assets	(163)	(526)
Accounts payable	2,644	(1,883)
Accrued expenses and other liabilities	(2,494)	(584)

Total adjustments	(1,252)	4,577

Net cash provided by (used in) operating activities	(2,816)	4,173

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions	(243)	(426)

Net cash used in investing activities	(243)	(426)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs incurred	(1)	(1)
Net proceeds from exercise of stock options	7	15
Revolving credit facility borrowings (repayments), net	3,586	(3,845)
Repayment of other long-term debt	(497)	(460)

Net cash provided by (used in) financing activities	3,095	(4,291)

NET INCREASE (DECREASE) IN CASH	36	(544)
CASH AT BEGINNING OF PERIOD	267	544

CASH AT END OF PERIOD	$303	$0

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
Interest paid	$455	$542
Income taxes paid, net	37	142

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

The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 2, 2003 and for all periods presented have been made.

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

2.	Inventories (in thousands):

	August 2, 2003	November 2, 2002
Raw materials and supplies	$2,833	$2,466
Work-in-process	3,404	3,087
Finished goods	8,874	9,472

Total	$15,111	$15,025

3.	Long-Term Debt (in thousands):

	August 2, 2003	November 2, 2002
Senior credit facility, revolving line of credit	$14,475	$10,889
Capital lease obligation	2,038	2,535

Total	16,513	13,424
Less current portion	(15,183)	(669)

Long-term portion	$1,330	$12,755

The Company’s Revolving Credit and Security Agreement (“the Revolving Credit Facility”) is with Wachovia Bank. On April 26, 2002, the Company amended the Revolving Credit Facility to increase its flexibility and reduce the unused line fee. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $7.4 million subject to amortization). The Revolving Credit Facility restricts investments, acquisitions, and dividends. The Credit Agreement contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. All loans outstanding under the Revolving Credit Facility bear interest at the 30-day LIBOR rate plus an applicable margin. As of August 2, 2003, the Company’s interest rate under the Revolving Credit Facility was 3.8%.

In conjunction with the recognition of the additional minimum pension liability and resulting reduction to tangible net worth as defined in the Credit Agreement, the Company violated the minimum net worth covenant as of November 2, 2002. The Company has obtained a waiver of any such default through November 2, 2003. As of August 2, 2003, the Company was also out of compliance with the total debt to EBITDA covenant. The Company has obtained a waiver for this violation as well.

As of August 2, 2003, unused and outstanding letters of credit totaled $0.6 million. The outstanding letters of credit reduce the funds available under the Revolving Credit Facility. At August 2, 2003, the Company had $9.9 million available for borrowing under the Revolving Credit Facility. All borrowings under the Revolving Credit Facility mature in May, 2004, and as such they are classified as current.

4.	Income Taxes

The provision for income taxes on continuing operations included in the condensed statements of operations for the three months ended below consists of the following (in thousands):

	July 27, 2002	August 2, 2003
Current federal provision	$—	$—
Current state provision	—	—
Deferred federal provision	95	328
Deferred state provision	13	53

Provision for income taxes	$108	$381

The Company’s tax expense for the quarter ended August 2, 2003 is in excess of the statutory Federal rate due to the impact of state taxes and permanent tax differences, primarily non-deductible meal expenses. The Company has recorded a valuation allowance for the tax benefit that would be realized on the loss incurred during the nine months ended August 2, 2003. Although the Company did not generate income during the nine-month period at a level necessary to utilize its net deferred tax asset, we believe that income from future operations or tax planning contingencies such as the sale of assets will more likely than not be sufficient to utilize the deferred tax asset, net of the current valuation allowance. We evaluate the realizability of our deferred tax asset by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will not be recovered, an additional valuation allowance will be established against some or all of our deferred tax assets. This could have a significant effect on our future results of operations and financial position. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At August 2, 2003, the Company had regular Federal net operating loss carryforwards for tax purposes of approximately $92.3 million. The net operating loss carryforwards expire in years 2003 through 2022. The Company also has Federal alternative minimum tax net operating loss carryforwards of approximately $109.0 million that expire in 2004 through 2022. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular Federal taxes, subject to limitation.

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

The following table presents the change in the Company’s aggregate warranty related liability accounts:

Beginning balance at 11/02/02	$19,273,272
Accruals for warranties issued	1,436,851
Accruals for pre-existing warranties	1,466,205
Settlements and revenue amortization	(5,168,905)

Ending balance at 08/02/03	$17,007,423

6.	Business Segments

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

	Three Months Ended		Nine Months Ended
	August 2, 2003	July 27, 2002	August 2, 2003	July 27, 2002
Net sales:
Elastomerics	$22,569	$19,660	$57,253	$53,812
Glass	12,643	13,002	36,231	37,908

Net sales	$35,212	$32,662	$93,484	$91,720

Operating profit (loss)(1):
Elastomerics	$1,146	$132	$(531)	$(432)
Glass	(13)	300	(523)	334

Operating profit (loss)	1,133	432	(1,054)	(98)
Interest expense	190	155	510	564

Income (loss) before income taxes	$943	$277	$(1,564)	$(662)

			August 2, 2003	November 2, 2002
Identifiable assets:
Elastomerics			$44,432	$45,651
Glass			40,540	43,370

Total assets			$84,972	$89,021

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax, and regulatory affairs for the business segments. Such expense consists primarily of salaries, employee benefits, and professional fees.

7.	New Accounting Pronouncements

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

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002:

	Three Months Ended		Nine Months Ended
	August 2, 2003	July 27, 2002	August 2, 2003	July 27, 2002
Net sales:
Elastomerics	$22,569	$19,660	$57,253	$53,812
Glass	12,643	13,002	36,231	37,908

Net sales	$35,212	$32,662	$93,484	$91,720

Operating profit (loss):
Elastomerics	$1,146	$132	$(531)	$(432)
Glass	(13)	300	(523)	334

Operating profit (loss)	1,133	432	(1,054)	(98)
Interest expense	190	155	510	564

Income (loss) before income taxes	$943	$277	$(1,564)	$(662)

RESULTS OF OPERATIONS

Three Months Ended August 2, 2003 (the “2003 Third Quarter”) Compared to the Three Months Ended July 27, 2002 (the “2002 Third Quarter”)

Consolidated net sales increased $2.5 million, or 7.6%, from $32.7 million in the 2002 third quarter to $35.2 million in the 2003 third quarter. Operating profit increased $0.7 million from $0.4 million in the 2002 third quarter to $1.1 million in the 2003 third quarter.

Net sales in the 2003 third quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, increased $2.9 million, or 14.7%, from $19.7 million in the 2002 third quarter to $22.6 million in the 2003 third quarter. This increase is primarily attributable to stronger sales of TPO and PVC roofing membranes.

Operating profit for the Elastomerics segment increased $1.0 million from $0.1 million in the 2002 third quarter to $1.1 million in the 2003 third quarter. The increase is due to improved margins and lower warranty costs associated with the Company’s roofing products offsetting lower margins for the Company’s urethane films.

Net sales in the Glass segment, which includes substrates of synthetics and fiberglass for lamination, insulation, and filtration applications decreased $0.4 million, or 3.1%, from $13.0 million in the 2002 third quarter to $12.6 million in the 2003 third quarter. The decrease is caused by significant weakness in demand for substrates for the electronics market and lower selling prices.

Operating profit for the Glass segment decreased $0.3 million from $0.3 million in the 2002 third quarter to break even in the 2003 third quarter. This decrease is primarily caused by lower manufacturing efficiencies and higher costs for energy and insurance.

Operating profit for both segments was adversely affected by the absence of pension income in the current quarter. Interest expense in the 2003 second quarter was $35,000 more than the 2002 third quarter as a result of higher debt levels.

Nine Months Ended August 2, 2003 (the “2003 Nine-Month Period”) Compared to the Nine Months Ended July 27, 2002 (the “2002 Nine-Month Period”)

Consolidated net sales increased $1.8 million, or 2.0%, from $91.7 million in the 2002 nine-month period to $93.5 million in the 2003 nine-month period. Operating profit decreased $1.0 million from a loss of $0.1 million in the 2002 nine-month period to a loss of $1.1 million in the 2003 nine-month period.

Net sales in the 2003 nine-month period in the Elastomerics segment increased $3.5 million, or 6.5%, from $53.8 million in the 2002 nine-month period to $57.3 million in the 2003 nine-month period. This increase is primarily attributable to higher sales of the Company’s roofing products.

Operating profit for the Elastomerics segment decreased $0.2 million from a loss of $0.4 million in the 2002 nine-month period to a loss of $0.6 million in the 2003 nine-month period. This decrease is due to lower margins for the Company’s urethane products offsetting significantly improved margins for the Company’s roofing products.

Net sales in the Glass segment decreased $1.7 million, or 4.5%, from $37.9 million in the 2002 nine-month period to $36.2 million in the 2003 nine-month period. The decrease is primarily attributable to weak demand in the electronics substrate market.

Operating profit for the Glass segment decreased $0.8 million from $0.3 million in the 2002 nine-month period to a loss of $0.5 million in the 2003 nine-month period as a result of higher cost for energy and insurance, and lower selling prices primarily in the electronics-related markets.

Operating profit for both segments was adversely affected by the absence of pension income in the current year. Interest expense in the 2003 nine-month period was $54,000 less than the 2002 nine-month period, reflecting lower debt levels and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its Revolving Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion of the revolving credit facility and the waivers for covenant violations which have been obtained. The current credit agreement expires in May, 2004 and the related debt is classified as current. The Company is currently seeking refinancing. Management believes that the Company can obtain refinancing on terms equal to, or better than, those of the Company’s current credit agreement. However, the ability of the Company to continue to pay its capital obligations and implement its business plan is contingent on obtaining such refinancing. There can be no assurance that we will be able to obtain such refinancing on the terms and timetable currently contemplated.

Year to date for 2003, cash used in operating activities was $2.8 million. Working capital at November 2, 2002 was $23.6 million compared with $8.8 million at August 2, 2003. From November 2, 2002 to August 2, 2003, accounts receivable decreased by $0.4 million due to timing and sales levels, inventories increased $0.1 million, and accounts payable and accrued expenses increased by $0.1 million.

The principal use of cash in 2003 was for capital expenditures of $243,000 and funding of $5.5 million of pension contributions. The Company anticipates that its total capital expenditures in Fiscal 2003 will be less than $1.0 million and expects such amounts to be funded by cash from operations and bank financing sources.

Based upon the ability to generate working capital through its operations, its current credit agreement, and assuming the Company is successful in securing refinancing on the terms and timetable currently contemplated, the Company believes that it will have the financial resources necessary to pay its capital obligations and implement its business plan. At August 2, 2003, the Company had $9.9 million available for borrowing under the Revolving Credit Facility.

DEFERRED TAX ASSETS

The Company had net operating loss carryforwards (“NOLs”) of approximately $92.3 million as of August 2, 2003. The value of these NOLs are recorded as deferred tax assets on the Company’s consolidated balance sheet.

The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related NOLs may be utilized prior to their expiration. Such realization would require that the Company generate on average approximately $1 million of taxable income increasing at approximately 5% per year. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to negotiate replacement credit facilities on maturity), the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers. Although the Company did not generate taxable income during the nine-month period at a level necessary to utilize the deferred tax asset, the Company believes that, given the long-term nature of its NOLs and after considering the aforementioned factors, certain cost reductions as well as improvements in profitability resulting from increased sales will result in taxable income from future operations that will more likely than not be sufficient to utilize the deferred tax asset, net of any valuation allowance. Further, the Company has developed certain tax-planning strategies, including the possibility of the sale of assets that could be employed, if necessary, to generate taxable income. Although the Company has developed plans and strategies that would enable the Company to achieve sufficient income levels in the future, there can be no assurance that these plans will be successful in enabling the Company to generate sufficient taxable income from operations prior to the expiration of the NOLs. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could record a tax charge to record a deferred tax valuation allowance in the future. The establishment of an additional valuation allowance could have a significant effect on our future results of operations and financial position. See Note 4. Income Taxes of The Condensed Consolidated Financial Statements for additional discussion.

PENSION PLAN OBLIGATIONS

The Company sponsors a defined benefit pension plan that covers substantially all of its employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions, including, without limitation, discount rates, expected return on plan assets, and future compensation increases. The Company considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. As of August 2, 2003, the Company’s pension liability totaled $22.7 million.

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. The Company has evaluated the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, under the supervision and with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls, nor were there any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

JPS INDUSTRIES, INC.

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	None
2. Changes in Securities	None
3. Defaults Upon Senior Securities	None
4. Submission of Matters to a Vote of Stockholders	None
5. Other Information	None
6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

	(10.66)	Letter of Waiver of Default dated September 11, 2003 under the Revolving Credit and Security Agreement dated May 9, 2001 among JPS, C&I, Elastomerics and Wachovia Bank, N.A.
	(10.67)	Letter of Modification of Obligation dated September 11, 2003 under the Revolving Credit and Security Agreement dated May 9, 2001 among JPS, C&I, Elastomerics and Wachovia Bank, N.A.
	(11)	Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.
	(31.1)	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPS INDUSTRIES, INC.

Date: September 16, 2003	/s/ Charles R. Tutterow
Charles R. Tutterow
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT LIST

Exhibit No.	Description

10.66	Letter of Waiver of Default dated September 11, 2003 under the Revolving Credit and Security Agreement dated May 9, 2001 among JPS, C&I, Elastomerics and Wachovia Bank, N.A.

10.67	Letter of Modification of Obligation dated September 11, 2003 under the Revolving Credit and Security Agreement dated May 9, 2001 among JPS, C&I, Elastomerics and Wachovia Bank, N.A.

11	Statement re: Computation of Per Share Earnings – not required since such computation can be clearly determined from the material contained herein.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.