Form 10-K
period 2003-11-01
JPS INDUSTRIES INC
filed 2004-01-30
CIK 846615

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 1, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 33-27038

JPS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-0868166
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 North Pleasantburg Drive, Suite 202, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 239-3900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 per share, 22,000,000 shares authorized;

10,000,000 shares issued, 9,494,259 outstanding.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registration: is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act):    Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

As of January 16, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on January 16, 2004, as reported by the NASDAQ National Market, was approximately $24,610,362.

As of the date hereof, 10,000,000 of the registrant’s Common Stock $.01 par value per share were issued and 9,494,259 were outstanding.

The Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 11, 2004 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

JPS INDUSTRIES, INC.

PART I

ITEM 1.	BUSINESS.

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

JPS is a Delaware corporation incorporated in 1986 and has been publicly held since the completion of its financial restructuring under chapter 11 of the U.S. Bankruptcy Code in October 1997. The Company’s common stock is listed in the NASDAQ National Market System under the stock symbol “JPST.”

Business Segments

The Company currently operates in two reportable business segments (each of which constitutes a separate and distinct division)—JPS Elastomerics and JPS Glass. Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” discloses the sales, profitability and net assets of each segment. Each division has independent administrative, manufacturing and marketing capabilities for all material aspects of their operations, including product design, technical development, customer service, purchasing and collections. JPS’s corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for its subsidiaries. Corporate costs are allocated to the divisions for segment reporting purposes. The following discussion provides general information as it relates to each division:

JPS Elastomerics

Through its JPS Elastomerics division, the Company is a market leader in the manufacturing and marketing of scrim-reinforced, heat-weldable, single-ply roofing membrane that is sold globally through a network of roofing distributors. The Company offers a polypropylene-based material, a Hypalon® (chlorosulfonated polyethylene)-based material and a PVC-based material. These products, marketed under Stevens® Roofing Systems, are sold primarily to roofing distributors and contractors who install new and retrofitted roofs for commercial, industrial and institutional construction. The Company is a major manufacturer and global marketer of polyurethane film, sheet, tubing, cord and profile for a myriad of applications in security, athletic, automotive, medical, industrial and consumer products industries.

JPS Glass

Through its JPS Glass segment, the Company manufactures and markets mechanically formed fiberglass substrates. Fiberglass substrates exhibit dimensional stability, moisture resistance, high strength, fire and chemical resistance, low dielectric properties and thermal conductivity, and as a result of these many attributes, they provide an excellent platform for the construction of printed circuit boards, substrates for exterior insulation facing systems, filtration products, surfboard substrates, composite materials for aerospace applications, and numerous other technical, industrial applications.

The Company is a leading producer of AstroQuartz® substrates formed from quartz filaments to produce sophisticated electronic circuit boards and extremely high temperature thermal insulation for the defense and civilian aerospace industries. The Company also offers its patented AcidFlex® and UltraFlex® filtration products to industrial manufacturers.

Manufacturing

JPS Elastomerics

The Elastomerics division operates two facilities and employs approximately 255 employees. Construction products are produced from raw materials, where they are blended to proprietary specifications along with fire-retardant and UV stabilizers and then calendered.

Polyurethane products are extruded in highly engineered blown film and flat sheet extrusion processes from urethane resins and additives. Depending on end uses, some materials are manufactured in class 10,000 clean zone environments.

JPS Glass

The Glass division operates one facility and employs approximately 315 employees. The Company purchases fiberglass and other specialty materials to mechanically form substrates which have proprietary finishes applied to meet individual customer specifications. These proprietary finishes are designed to act as the bonding agent between the fiberglass substrate and the customer’s value-added application. In almost every case, the customer’s product would have lower or unacceptable performance without the proprietary finish. These finishes are customer specific and developed over years of trial and development. All products are manufactured to customer specification and require certification to either military or customer specification prior to shipment.

Raw Materials

The Company maintains good relationships with its suppliers and has, where possible, diversified its supplier base in order to avoid a disruption of supply. In most cases, the Company’s raw materials are staple goods that are readily available from domestic and international fiberglass and chemical manufacturers. For several products, however, branded goods or other circumstances prevent such a diversification, and an interruption of the supply of these raw materials could have a significant negative impact on the Company’s ability to produce certain products. The construction products group has negotiated comprehensive supply agreements for all its polymer, chemical and accessory products, with multiple production sites assuring an uninterrupted supply. The urethane products group purchases under contract from all major thermoplastic polyurethane suppliers. The Company believes that its practice of purchasing such items from large, stable companies minimizes the risk of interrupting the supply of raw materials.

Marketing and Competition

The following is a discussion of marketing and competitive factors as they relate to each of the Company’s divisions:

JPS Elastomerics

The commercial roofing industry is highly competitive with a number of major participants in all segments of the industry, with many of the Company’s competitors significantly larger in terms of aggregate sales. In the Specialty segment of the single-ply market where the Company competes, there are more than 10 competitors. Industry capacity additions in 2000 and 2001 are likely to keep prices under pressure as commercial construction has declined in 2002 and 2003.

The Company markets it products under the Stevens® Roofing Systems brand name using a push-pull strategy: pushing products through distribution to the roofing contractor and pulling products through the market by creating demand on the part of building owners, architects and specifiers.

The Company has approximately 33 field sales staff as well as a network of independent representatives, distributors and distributor-representatives as its sales force. In addition, the Company has a distribution and marketing agreement with Trelleborg Building Systems, AB covering most of Europe and a licensing program in Asia. Marketing efforts in the roofing industry include (i) developing new products to meet changing market demands, (ii) providing proprietary accessory products, (iii) implementing contractor-specific programs and (iv) expanding national account efforts.

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

JPS Glass

The glass substrate business is highly competitive and globally influenced because of the significant capacity that exists in Europe, Asia and North America. The Company believes itself to be the third largest North American producer of glass substrates, where the majority of its products are sold. Importantly, it is well positioned because of the balance between its electrical components, fiberglass reinforced composites, construction and insulation product lines. Additionally, within the electrical substrate product line (i.e., printed circuit boards), the Company’s ability to commit substantially all of its capacity to light weight substrates is a market strength because they are used in a vast array of growing consumer product markets, such as cell phones, computers, pagers, as well as the electronic infrastructure for the internet.

The Company’s glass products are marketed through a combination of direct sales and distributors, with the central focus being development of customer specific finishes that enhance their respective value added processes.

Customers

No customer accounts for more than 10% of the Company’s sales. However, the loss of certain of our more significant customers could have a material adverse effect on our results of operations.

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

Backlog

Unfilled open orders, which the Company believes are firm, were $8.7 million at November 1, 2003 and $9.2 million at November 2, 2002. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of November 1, 2003, will be filled in the 52-week period ending October 30, 2004 (“Fiscal 2004”). The Company believes that the amount of backlog provides limited indication of the sales volume that can be expected in coming months, and changes in customer ordering behavior or economic conditions may result in deferral or acceleration of orders which may affect sales volume for a given period.

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

In terms of product licensing, Stevens roofing and geomembrane compound and manufacturing technologies have been licensed to TPI for the production and marketing of membranes in Japan, and the Company has entered into an agreement with Trelleborg Building Systems AB for marketing of the Company’s roofing products in Europe.

JPS Glass

A total of four patents and 36 trademarks are secured or are in the process of being secured by the Company for its Glass business. These include, but are not limited to: alkali resistant meshes for Exterior Insulation Facing Systems trademarked under the names of Versaflex®, Duraflex®, Ultraflex®, Standardflex® and Gorilla-Mesh™; filtration products trademarked under the names AcidFlex®, AcidBond™ and Ultraflex®; substrates meeting high temperature requirements trademarked under the names, Tempratex® and Industro-Quartz™; special laser drillable substrates under the trademark APS™ (Ablative Precision Substrate); and Quartz Hybrid substrates with the Astralar® and AstroCarb® trademarks.

Employees

As of November 1, 2003, the Company had 578 active employees of which 418 were hourly and 160 were salaried. None of the Company’s employees are represented by unions. The Company believes it has good relations with its employees.

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

Cautionary Statement Concerning Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company’s actual results in Fiscal 2003 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to meet the financial covenant obligations in its credit agreement and negotiate a new credit facility upon maturity of its existing credit facility), the Company’s ability to realize its deferred tax asset, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, the Company’s dependence on key personnel and certain large customers and other risk factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

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

JPS Elastomerics		JPS Glass
Location	Square Footage	Location	Square Footage
Westfield, NC	237,000	Slater, SC	433,000
Easthampton, MA	50,000

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

As previously reported, in June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. Also as previously reported, in July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive, and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January, 2003, the court granted JPS’ summary judgment motion on Sears’ breach of contract claim. These orders are not final and may be subject to reconsideration or appeal. To the extent these rulings remain in effect, the number of roofs involved in the case will be substantially reduced, and the Company believes that an unfavorable resolution of the remaining actions would not have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of Fiscal 2003.

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

Fiscal 2002	High	Low
First Quarter	$6.500	$4.280
Second Quarter	5.850	3.750
Third Quarter	4.470	3.650
Fourth Quarter	4.300	3.410

Fiscal 2003	High	Low
First Quarter	$4.080	$2.550
Second Quarter	3.000	0.980
Third Quarter	1.971	1.050
Fourth Quarter	3.010	1.000

As of January 16, 2004, there were approximately 34 holders of record of the Company’s common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be listed upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in col. (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	955,022	$3.495	17,594
Equity compensation plans not approved by security holders	0	0	0

Total	955,022	$3.495	17,594

ITEM 6.	SELECTED FINANCIAL DATA.

(Dollars in Thousands Except Per Share Data)

The following table presents selected consolidated historical financial data for the Company for the fiscal years indicated. The selected historical financial data for the years ended October 30, 1999, October 28, 2000, October 27, 2001, November 2, 2002 and November 1, 2003 have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the yarn sales business (sold on July 23, 1999), the cotton commercial products business (sold on August 27, 1999), and the Apparel Division (sold on November 17, 2000), as discussed in Note 3 to the Consolidated Financial Statements of the Company at Item 8 in this Form 10-K.

	Fiscal Year Ended October 30, 1999 (52 Weeks)	Fiscal Year Ended October 28, 2000 (52 Weeks)	Fiscal Year Ended October 27, 2001 (52 Weeks)	Fiscal Year Ended November 2, 2002 (53 Weeks)	Fiscal Year Ended November 1, 2003 (52 Weeks)
Statement of Operations Data:
Net sales	$156,867	$167,978	$147,626	$126,363	$128,729
Cost of sales	121,579	126,380	116,888	108,099	110,587

Gross profit	35,288	41,598	30,738	18,264	18,142
Selling, general and administrative expenses	26,978	27,368	21,162	18,018	17,546
Other expense (income), net	1,663	(18)	(1)	(2)	(12)

Operating profit	6,647	14,248	9,577	248	608
Interest expense, net	(3,511)	(3,442)	(2,333)	(735)	(715)

Income (loss) before income taxes and discontinued operations	3,136	10,806	7,244	(487)	(107)
Income taxes (benefit)	1,997	4,517	2,818	(121)	0

Income (loss) from continuing operations	1,139	6,289	4,426	(366)	(107)
Discontinued operations (net of taxes):
Loss from discontinued operations	(4,485)	(104)	—	—	—
Loss on disposal of discontinued operations	(18,096)	(47,415)	—	—	—

Net income (loss)	$(21,442)	$(41,230)	$4,426	$(366)	$(107)

Income (loss) applicable to common stock	$(21,442)	$(41,230)	$4,426	$(366)	$(107)

Weighted average number of shares outstanding - Basic	10,000,000	9,940,000	9,340,466	9,277,623	9,333,759

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.63	$0.47	$(0.04)	$(0.01)
Discontinued operations (net of taxes):
Loss from discontinued operations	(0.44)	(0.01)	—	—	—
Loss on disposal of discontinued operations	(1.81)	(4.77)	—	—	—

Net income (loss)	$(2.14)	$(4.15)	$0.47	$(0.04)	$(0.01)

	October 30, 1999	October 28, 2000	October 27, 2001	November 2, 2002	November 1, 2003
Balance Sheet Data:
Working capital, excluding net assets held for sale	$29,148	$28,734	$26,801	$23,569	$14,568
Total assets	216,316	148,242	109,905	89,021	83,371
Total long-term debt, less current portion	79,806	51,529	19,287	12,755	14,046
Shareholders’ equity	94,653	52,408	55,247	13,977	5,036

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 herein. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation.

	Fiscal Year Ended October 27, 2001	Fiscal Year Ended November 2, 2002	Fiscal Year Ended November 1, 2003
NET SALES
Elastomerics	$82,409	$75,466	$79,620
Glass	65,217	50,897	49,109

Net sales	$147,626	$126,363	$128,729

OPERATING PROFIT (1)
Elastomerics	$3,922	$(256)	$483
Glass	5,655	504	125

Operating profit	9,577	248	608
Interest expense, net	(2,333)	(735)	(715)

Income (loss) before income taxes	$7,244	$(487)	$(107)

OTHER DATA

Cash provided by (used in) operating activities	$11,055	$7,124	$(727)
Cash provided by (used in) investing activities	$21,717	$(974)	$(247)
Cash provided by (used in) financing activities	$(34,444)	$(6,427)	$1,368

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for the business segments. Such expense consists primarily of salaries, employee benefits and professional fees.

RESULTS OF OPERATIONS

Introduction

The Company has repositioned itself from one that was largely textile oriented to a diversified manufacturing and marketing company that is focused on a broad array of industrial applications.

Fiscal 2003 Compared with Fiscal 2002

Consolidated net sales increased $2.3 million, or 1.8%, from $126.4 million in Fiscal 2002 to $128.7 million in Fiscal 2003. Consolidated operating profit increased $0.3 million from $0.3 million in Fiscal 2002 to $0.6 million in Fiscal 2003. Total selling, general and administrative expenses decreased $0.5 million from Fiscal 2002 to Fiscal 2003 while remaining at 13.6% of sales. The decrease is primarily attributed to lower variable selling costs and cost savings initiatives.

JPS Elastomerics

Net sales in Fiscal 2003 in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, increased $4.1 million, or 5.4%, from $75.5 million in Fiscal 2002 to $79.6 million in Fiscal 2003. The increase is attributed to a 9.7% increase in roofing and geomembrane products, partially offset by a 1.5% decrease in extruded urethane product sales. While commercial construction continued to slow in Fiscal 2003, market growth in TPO membranes and the introduction of PVC membranes manufactured by the Company allowed us to increase roofing product sales. Urethane product sales were generally stable, with revenue decreases driven by sales mix and pricing competition.

Operating profit in Fiscal 2003 for the Elastomerics segment increased $0.8 million from a loss of $0.3 million in Fiscal 2002 to operating profit of $0.5 million in Fiscal 2003. The increase resulted principally from higher volumes and improved manufacturing efficiencies for roofing products, partially offset by lower prices and a less favorable mix for urethane products. Further, increases in insurance and energy costs, combined with lower allocated pension income, were offset by lower selling, general, administrative and warranty costs.

JPS Glass

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, decreased $1.8 million, or 3.5%, from $50.9 million in Fiscal 2002 to $49.1 million in Fiscal 2003 primarily as a result of the significant decline in demand for electronics-related substrates. The electronics industry represents the largest customer base for the Company’s fiberglass products and continued demand decreases and pricing pressures were only partly offset by higher sales of filtration, Quartz and other industrial substrates.

Operating profit in Fiscal 2003 for the Glass segment decreased $0.4 million from $0.5 million in Fiscal 2002 to $0.1 million in Fiscal 2003. Lower unit sales and prices of electronic substrates combined with higher insurance and manufacturing costs to account for the majority of the operation profit reduction, more than offsetting the contribution from higher sales of filtration, Quartz and industrial substrates. Lower selling general and administrative costs, attributed to cost savings initiatives, partially offset lower allocated pension income.

Other

Interest expense decreased $20,000 to $715,000 in Fiscal 2003 from $735,000 in Fiscal 2002. Debt net of cash on hand increased by approximately $950,000 in Fiscal 2003 primarily as a result of funding $6.9 million of pension contributions from cash flow from operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its revolving credit facility. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables, eligible inventory, and a specified dollar amount (currently $6.9 million subject to amortization). See Note 5 to the Consolidated Financial Statements for additional discussion of the revolving credit facility.

In conjunction with the recognition of additional pension liability and the resulting reduction to tangible net worth (as defined in our credit agreement), the Company violated the minimum net worth covenant in the credit agreement as of November 2, 2002. This covenant has been waived through November 1, 2004. As of November 1, 2003, the Company was also out of compliance with the total debt to EBITDA covenant in the credit agreement. This covenant has been waived through January 31, 2004. Management believes the Company will meet this covenant in the future, but there can be no assurance that we will be in compliance. Failure to obtain a waiver for any future violation of this covenant could result in acceleration of amounts due under the revolving credit facility.

As extended, the credit agreement expires on November 1, 2004. The ability of the Company to continue to meet its obligations and implement its business plan is contingent on obtaining refinancing when borrowings under its current revolving credit facility are due. There can be no assurance that we will be able to obtain such refinancing.

Year to date for 2003, cash used in operating activities was $0.7 million. Working capital at November 2, 2002 was $23.6 million compared with $14.6 million at November 1, 2003. From November 2, 2002 to November 1, 2003,

accounts receivable decreased by $0.1 million due to timing and sales levels, inventories decreased $1.4 million due to higher sales volumes and management emphasis, and accounts payable and accrued expenses increased by $1.1 million as a result of volumes and timing.

The principal uses of cash in 2003 were for capital expenditures of $246,775 to upgrade the Company’s manufacturing operations and funding of $6.9 million of pension contributions and we expect contributions of $7.4 million in 2004 absent legislative changes to funding rules. In 2001, the Company received approximately $27.5 million in proceeds from the sale of its Apparel division. Such funds were used to reduce the Company’s outstanding indebtedness under its revolving credit facility and certain equipment loans.

At January 27, 2004, the Company had approximately $11.1 million of additional availability for borrowing under the revolving credit facility.

Based upon the ability to generate working capital through its operations, its current credit agreement and, assuming the Company is successful in securing refinancing on the terms and timetable currently contemplated, the Company believes that it will have the financial resources necessary to pay its capital obligations and implement its business plan.

INFLATION AND TAX MATTERS

The Company is subject to the effects of changing prices. It has historically been able to pass along inflationary increases in its costs by increasing the prices for its products or by increasing manufacturing efficiencies; however, market conditions have precluded raising prices in 2002 and 2003 and, in some cases, the Company experienced selling price decreases for its products.

For Fiscal 2003, the Company recorded no tax expense or benefit from continuing operations. A decrease in the valuation allowance offset the small tax that would have otherwise been accrued. The Company had net operating loss carryforwards of approximately $100.0 million as of November 1, 2003. A portion of these losses are subject to annual limitations on usage as a result of the ownership change that occurred as determined under the Internal Revenue Code of 1986. See Note 7 to the Consolidated Financial Statements for additional information. The effective tax rates for Fiscal 2002 and 2001 were 25% (benefit) and 39%, respectively. The effective rates for all years are higher or the benefit is lower than the combined Federal and state statutory rate due to the impact of nondeductible costs. For Fiscal 2003 and 2002, these costs are primarily travel costs, for Fiscal 2001, the nondeductible costs were primarily excess reorganization costs.

The ultimate realization of the Company’s deferred tax asset is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net operating loss carryforwards may be utilized prior to their expiration. Such realization would require that the Company generate on average approximately $1.0 million of taxable income increasing at approximately 5% per year. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to meet its financial covenant obligations and negotiate replacement credit facilities on maturity), the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers. Although the Company did not generate taxable income during Fiscal 2003 at a level necessary to utilize the deferred tax asset, the Company believes that, given the long-term nature of its net operating loss carryforwards and after considering the aforementioned factors, certain cost reductions as well as improvements in profitability resulting from increased sales will result in taxable income from future operations that will more likely than not be sufficient to utilize the deferred tax asset, net of any valuation allowance. Further, the Company has developed certain tax planning strategies, including the possibility of the sale of assets that could be employed, if necessary, to generate taxable income. Although the Company has developed plans and strategies that would enable the Company to achieve sufficient income levels in the future, there can be no assurance that these plans will be successful in enabling the Company to generate sufficient taxable income from operations prior to the expiration of the net operating loss carryforwards. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could record a tax charge to record a deferred tax valuation allowance in the future. The establishment of an additional valuation allowance could have a material effect on our future results of operations and financial position. See Note 7 to the Consolidated Financial Statements for additional discussion.

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

Pension Plan Obligations: The Company sponsors a defined benefit pension plan that covers substantially all of its employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions, including, without limitation, discount rates, expected return on plan assets, and future compensation increases. The Company considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. As of November 1, 2003, the Company’s accrued pension cost totaled $29.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” FIN No. 46 provides criteria for determining whether the financial statement issuer must consolidate other entities in its financial statements. FIN No. 46 expands the guidance on consolidation in ARB No. 51, which was based on controlling financial interest, to include other factors. The provisions of FIN No. 46 are effective for entities created before February 1, 2003 and for the Company’s interim financial statements for the quarter ended January 31, 2004. For entities created after February 1, 2003, the provisions of FIN No. 46 will be effective as of the date they first become involved with the certain entity. The Company does not expect a material impact on its financial position, results of operations, or cash flows upon the adoption of FIN No. 46.

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

General Economic Conditions. Demand for the Company’s products is affected by a variety of economic factors including, but not limited to, the cyclical nature of the construction industry, demand for electronic and aerospace products that ultimately utilize components manufactured by the Company, and general consumer demand. Adverse economic developments could affect the financial performance of the Company, and these factors include, but are not limited to, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to meet the financial covenant obligations in the credit agreement and negotiate a new credit facility upon maturity of its existing credit facility), the Company’s ability to realize its deferred tax asset, the seasonality of the Company’s sales, the volatility of the Company’s raw material costs, claims and energy, and the Company’s dependence on key personnel and certain large customers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

To the Board of Directors and Shareholders

of JPS Industries, Inc.:

In our opinion, the consolidated financial statements as of and for the years ended November 1, 2003 and November 2, 2002 listed in the index appearing under Item 15(a)(1) on page 43, present fairly, in all material respects, the financial position of JPS Industries, Inc. and its subsidiaries (the “Company”) at November 1, 2003 and November 2, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended November 1, 2003 listed in the index appearing under Item 15(a)(2) on page 44, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 5 to the consolidated financial statements, the Company’s revolving credit facility expires on November 1, 2004.

PricewaterhouseCoopers LLP

Spartanburg, SC

January 27, 2004

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

JPS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	November 2, 2002	November 1, 2003
ASSETS

CURRENT ASSETS:
Cash	$267	$661
Accounts receivable, less allowance of $434 in 2003 and $554 in 2002	20,160	20,070
Inventories	15,025	13,613
Prepaid expenses and other	2,473	3,164
Deferred income taxes	304	304

Total current assets	38,229	37,812

PROPERTY, PLANT AND EQUIPMENT, net	38,971	33,788
DEFERRED INCOME TAXES	11,727	11,727

OTHER ASSETS	94	44

Total assets	$89,021	$83,371

See notes to consolidated financial statements.

	November 2, 2002	November 1, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,628	$10,062
Accrued interest	44	54
Accrued salaries, benefits and withholdings	1,010	1,017
Accrued pension costs	0	7,446
Other accrued expenses	5,309	3,943
Current portion of long-term debt	669	722

Total current liabilities	14,660	23,244

LONG-TERM DEBT	12,755	14,046

OTHER LONG-TERM LIABILITIES	47,629	41,045

Total liabilities	75,044	78,335

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,494,259 shares in 2003 and 9,291,759 shares in 2002	100	100
Additional paid-in capital	124,150	123,332
Treasury stock (at cost) – 505,741 shares in 2003 and 708,241 shares in 2002	(2,738)	(1,895)
Additional minimum pension liability	(40,976)	(49,835)
Accumulated deficit	(66,559)	(66,666)

Total shareholders’ equity	13,977	5,036

Total liabilities and shareholders’ equity	$89,021	$83,371

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Share and Per Share Data)

	Fiscal Year Ended October 27, 2001	Fiscal Year Ended November 2, 2002	Fiscal Year Ended November 1, 2003
Net sales	$147,626	$126,363	$128,729
Cost of sales	116,888	108,099	110,587

Gross profit	30,738	18,264	18,142

Selling, general and administrative expenses	21,162	18,018	17,546
Other income, net	(1)	(2)	(12)

Operating profit	9,577	248	608

Interest expense, net	(2,333)	(735)	(715)

Income (loss) before income taxes	7,244	(487)	(107)

Income taxes (benefit)	2,818	(121)	0

Net income (loss)	$4,426	$(366)	$(107)

Weighted average number of common shares outstanding:
Basic	9,340,466	9,277,623	9,333,759

Diluted	9,610,263	9,277,623	9,333,759

Basic earnings (loss) per common share	$0.47	$(0.04)	$(0.01)

Diluted earnings (loss) per common share	$0.46	$(0.04)	$(0.01)

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance – October 28, 2000	$100	$124,190	$(1,263)	$—	$(70,619)
Stock compensation expense		102
Shares reacquired and held in treasury			(2,309)
Exercise of stock options		(117)	737
Net income					4,426

Balance – October 27, 2001	100	124,175	(2,835)	—	(66,193)

Additional minimum pension liability adjustment				(40,976)
Stock compensation expense		15
Exercise of stock options		(40)	97
Net loss					(366)

Balance – November 2, 2002	100	124,150	(2,738)	(40,976)	(66,559)

Additional minimum pension liability adjustment				(8,859)
Exercise of stock options		(5)	12
Restricted stock grant		(813)	831
Net income					(107)

Balance – November 1, 2003	$100	$123,332	$(1,895)	$(49,835)	$(66,666)

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

	Fiscal Year Ended October 27, 2001	Fiscal Year Ended November 2, 2002	Fiscal Year Ended November 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,426	$(366)	$(107)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,797	5,724	5,425
Amortization of deferred financing costs	320	46	46
Deferred income tax provision (benefit)	2,715	(227)	0
Pension plan contributions	0	0	(6,912)
Other, net	420	(262)	(1,081)
Changes in assets and liabilities:
Accounts receivable	5,984	1,496	90
Inventories	144	3,414	1,413
Prepaid expenses and other assets	502	(182)	(692)
Accounts payable	(2,797)	(2,879)	2,435
Accrued expenses and other liabilities	(6,456)	360	(1,344)

Total adjustments	6,629	7,490	(620)

Net cash provided by (used in) operating activities	11,055	7,124	(727)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions	(5,822)	(974)	(247)
Proceeds from assets held for sale	27,539	0	0

Net cash provided by (used in) investing activities	21,717	(974)	(247)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs incurred	(197)	(1)	(1)
Purchase of treasury stock	(2,309)	0	0
Net proceeds from exercise of stock options	620	57	24
Revolving credit facility borrowings (repayments), net	(31,248)	(5,863)	2,014
Repayment of other long-term debt	(1,310)	(620)	(669)

Net cash provided by (used in) financing activities	(34,444)	(6,427)	1,368

NET INCREASE (DECREASE) IN CASH	(1,672)	(277)	394
CASH AT BEGINNING OF YEAR	2,216	544	267

CASH AT END OF YEAR	$544	$267	$661

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
Interest paid	$2,715	$702	$659
Income taxes paid, net	448	106	24

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY

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

Principles of Consolidation - The consolidated financial statements include JPS Industries, Inc. and its direct subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated. Unless the context otherwise requires, the terms “JPS” and the “Company” as used in these Consolidated Financial Statements mean JPS Industries, Inc. and JPS Industries, Inc. together with its 100% owned subsidiaries, JPS Elastomerics Corp. and JPS Converter and Industrial Corp.

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

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy and the charge to earnings is included in depreciation expense in the accompanying consolidated financial statements. Depreciation expense totaled $5.5 million for Fiscal 2001, $5.7 million for Fiscal 2002, and $5.4 for Fiscal 2003.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets – Reorganization value in excess of amounts allocable to identifiable assets (“Reorganization Value”) resulted from the application of “fresh start” reporting in 1997 and was being amortized over a 20-year period. In Fiscal 2000, the Reorganization Value was decreased by approximately $15.0 million in relation to the plant sales discussed in Note 3. As discussed in Note 7, the remaining amount was retired in connection with the year-end adjustment of the Company’s deferred tax asset valuation allowance in Fiscal 2001 and $0 remained at October 27, 2001.

Distribution Costs – A portion of the Company’s distribution and shipping and handling costs are included in cost of sales and selling, general and administrative costs. The portion of these costs, which were included in selling, general and administrative costs, totaled $2.0 million in Fiscal 2001, $1.7 million in Fiscal 2002 and $1.8 million in Fiscal 2003.

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

Revenue Recognition – Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Warranty revenue is recognized as discussed above. SAB 101 specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned.

Advertising Costs - The Company defers advertising related costs until the advertising is first run in magazines or other publications or in the case of brochures, until the brochures are printed and available for distribution. Advertising costs expensed were approximately $1.3 million in Fiscal 2001, $0.7 million in Fiscal 2002 and $0.6 million in Fiscal 2003.

Income Taxes - Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Earnings Per Share - Potentially dilutive common shares consist primarily of stock options. For the year ended November 1, 2003, the inclusion of additional shares assuming the exercise of stock options and warrants are antidilutive. Therefore, basic and diluted earnings per share are the same for that period.

Fiscal Year - The Company’s operations are based on a 52 or 53-week fiscal year ending on the Saturday closest to October 31. Fiscal years 2001 and 2003 had 52 weeks and Fiscal year 2002 had 53 weeks.

Effects of Recent Accounting Pronouncements - On October 29, 2000, the Company adopted Statement Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. As of October 27, 2001, November 2, 2002, and November 1, 2003, the Company did not have any derivatives which were required to be recorded on the balance sheet.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and requires that long-lived assets which are held for disposal be measured at the lower of carrying amount or fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement has not had any effect on our financial statements.

In December 2002, the FASB issued FAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement are effective for the Company’s financial statements for fiscal year 2003.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” FIN No. 46 provides criteria for determining whether the financial statement issuer must consolidate other entities in its financial statements. FIN No. 46 expands the guidance on consolidation in ARB No. 51, which was based on controlling financial interest, to include other factors. The provisions of FIN No. 46 are effective for entities created before February 1, 2003 and for the Company’s interim financial statements for the quarter ended January 31, 2004. For entities created after February 1, 2003, the provisions of FIN No. 46 will be effective as of the date they first become involved with the certain entity. The Company does not expect a material impact on its financial position, results of operations, or cash flows upon the adoption of FIN No. 46.

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

4.	BALANCE SHEET COMPONENTS

The components of certain balance sheet accounts are (in thousands):

	November 2, 2002	November 1, 2003
Inventories:
Raw materials and supplies	$2,466	$2,351
Work-in-process	3,087	2,851
Finished goods	9,472	8,411

	$15,025	$13,613

Prepaid expenses and other:
Prepaid insurance	$483	$509
Other	1,990	2,655

	$2,473	$3,164

Property, plant and equipment, net:
Land and improvements	$972	$972
Buildings and improvements	5,517	5,534
Machinery and equipment	55,920	56,151
Furniture, fixtures and other	921	921

	63,330	63,578
Less accumulated depreciation	(24,424)	(29,848)

	38,906	33,730
Construction in progress	65	58

	$38,971	$33,788

Other noncurrent assets:
Deferred financing fees	$69	$23
Other	25	21

	$94	$44

Other accrued expenses:
Roofing warranty costs	$3,522	$1,585
Taxes payable other than income taxes	429	422
Other	1,358	1,936

	$5,309	$3,943

(Table continued on next page)

(Table continued from previous page)

	November 2, 2002	November 1, 2003
Other long-term liabilities:
Roofing and deferred warranty income	$15,752	$15,522
Accrued pension costs	28,114	21,619
Accrued postretirement and postemployment benefit plan liability	3,763	3,904

	$47,629	$41,045

5.	LONG-TERM DEBT

Long-term debt consists of (in thousands):

	November 2, 2002	November 1, 2003
Revolving credit facility	$10,889	$12,902
Capital lease obligation	2,535	1,866

Total	13,424	14,768
Less current portion	(669)	(722)

Long-term portion	$12,755	$14,046

Revolving Credit Facility - The Company’s Revolving Credit and Security Agreement (the “revolving credit facility”) is with Wachovia Bank, and all borrowings under the revolving credit facility mature on November 1, 2004, as extended. The facility, as amended, provides for a revolving credit loan facility and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and inventory (as defined), and a specified dollar amount (currently $6.9 million subject to amortization).

As of November 1, 2003, unused and outstanding letters of credit totaled $0.3 million. The outstanding letters of credit reduce the funds available under the revolving credit facility. At November 1, 2003, the Company had approximately $11.8 million of additional availability for borrowing under the revolving credit facility.

The revolving credit facility restricts investments, acquisitions, and dividends. The revolving credit facility contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. All loans outstanding under the revolving credit facility bear interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s debt to EBITDA ratio. As of November 1, 2003, the Company’s interest rate under the revolving credit facility was 3.8%.

In conjunction with the recognition of the additional minimum pension liability and resulting reduction to tangible net worth as defined in the revolving credit facility, the Company violated the minimum net worth covenant as of November 1, 2003. This covenant has been waived through November 1, 2004. As of November 1, 2003, the Company was not in compliance with the total debt to EBIDTA covenant. This covenant has been waived through the first quarter of Fiscal 2004. Management believes it will be in compliance with this covenant in the future; however, a violation of this covenant and failure to obtain appropriate waivers could result in the acceleration of amounts due under the revolving credit facility. In such an event, the Company could be forced to seek alternative financing and there can be no assurance that alternative financing could be attained.

Capital Lease Obligation - In Fiscal 1998, the Company entered into a seven-year lease agreement (classified as a capital lease) for certain machinery and equipment. The total costs of assets under lease at November 2, 2002 and November 1, 2003 was approximately $4.8 million. The lease provides for an early buyout option at the end of six years and includes purchase and renewal options at the end of the lease term. The lease has an implied interest rate of approximately 7.4%. See Note 8 for obligations under capital leases.

Other - The loans and extensions of credit to the Company under the Revolving Credit Facility are guaranteed by JPS Elastomerics Corp. and JPS Converter and Industrial Corp. Substantially all of the Company’s assets, excluding real property, are pledged as collateral for the revolving credit facility or the capital lease obligation.

Interest expense includes $320,000 in Fiscal 2001, $46,000 in Fiscal 2002 and $46,000 in Fiscal 2003 representing amortization of debt issuance expenses.

6.	EQUITY SECURITIES

The Company has one class of stock issued and outstanding.

Share Repurchase Program

In 2000, the Board of Directors authorized the expenditure of up to $8 million for the repurchase of the Company’s common stock. In November, 2000, this authorization was increased to $10 million. As of November 2, 2002, the Company had repurchased 886,005 shares at a cost of $3.6 million. This includes Fiscal 2000 repurchases of 267,500 shares at an aggregate cost of $1.3 million and Fiscal 2001 repurchases of 618,505 shares at a cost of $2.3 million. Management intends to make purchases of its common stock from time to time in the open market or in negotiated transactions, but there is no assurance that future repurchases will be made and the repurchase program may be discontinued at any time. There is no time limit on stock repurchases. The Company may use the stock to meet its obligations under its employee stock option program. The Company reissued 158,166 shares in 2001; 20,003 shares in 2002 and 2,500 shares in 2003 in connection with exercises of stock options previously granted under its stock option program.

1997 Incentive and Capital Accumulation Plan

The 1997 Incentive and Capital Accumulation Plan (the “Incentive Plan”) provides certain key employees and non-employee directors of the Company the right to acquire shares of common stock or monetary payments based on the value of such shares. Pursuant to the Incentive Plan, approximately 1,353,485 shares of common stock are reserved for issuance to the participants.

On May 12, 1999 the Compensation Committee of the Board of Directors approved a plan to reprice stock options held by certain employees and Directors. Effective on that date, 349,150 options with an exercise price of $12.33 per share were reissued at an exercise price of $4.375 per share, the fair market value per share on the date of repricing. Under the provisions of Financial Accounting Standards Board Interpretation 44 (FIN 44) which was effective July 1, 2000, the Company is required to record non-cash compensation expense on the repriced options if the stock price exceeds certain threshold amounts. The provisions of FIN 44 will continue to apply until the repriced options are exercised, expire or are cancelled. There was $15,376 of expense in Fiscal Year 2002 and no expense in Fiscal Years 2003 and 2001 as a result of applying FIN 44. FIN 44 could result in significant future non-cash compensation expense.

Options grants totaling 60,000 shares were made in Fiscal 2003 at an option average price of $1.573. There were exercises of 2,500 options. There were cancellations of 5,332 options during Fiscal 2003 as a result of employees voluntarily terminating employment with the Company or lapses in options following terminations where an exercise period was allowed. As of November 1, 2003 option prices ranged from $1.30 to $4.83 per share.

A summary of the activity in the Company’s stock options for the years ended October 27, 2001, November 2, 2002 and November 1, 2003 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 28, 2000	1,043,985	$3.56
Options granted	-0-	-0-
Options cancelled	(79,664)	4.20
Options exercised	(158,166)	3.96

Outstanding at October 27, 2001	806,155	3.41
Options granted	133,400	4.83
Options cancelled	(16,698)	2.94
Options exercised	(20,003)	3.77

Outstanding at November 2, 2002	902,854	3.63
Options granted	60,000	1.573
Options cancelled	(5,332)	4.535
Options exercised	(2,500)	2.938

Outstanding at November 1, 2003	955,022	$3.495

Exerciseable at November 1, 2003	813,089

Exerciseable at November 2, 2002	737,159

Weighted average remaining contractual life (years) at November 1, 2003	5.84

The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. The time vesting options are fixed as to the number of shares that may be acquired and the amount to be paid by the employee. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. The Company’s Chief Executive Officer was granted 500,000 options on February 28, 1999; however, the measurement date was April 7, 1999, the date the shareholders approved an amendment to the Incentive Plan increasing the number of shares that could be offered. As such, compensation expense was measured as the difference in the market value of the Company’s stock between the grant date and the measurement date and the expense was recognized over the two-year vesting period. The Company recognized compensation expense of approximately $0.1 million in Fiscal 2001 relating to these options. There was no compensation expense in Fiscal 2002 or Fiscal 2003 related to these options.

The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan
	Fiscal 2002	Fiscal 2003
Option life (in years)	3.0	5.0
Risk-free interest rate	3.8%	2.5%
Stock price volatility	.86	.84
Dividend yield	—	—
Proforma weighted average value using formula	$2.74	$1.05
Actual weighted average exercise price	$4.83	$1.57

Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS No. 123, for Fiscal 2003 the Company would have had a net loss of $261,000 and a net loss per share of less than $0.01. For Fiscal 2002 the Company’s net loss and net loss per share would have been increased. As a result of cancellation of options that were expensed in previous years, for Fiscal 2001, the Company’s net income and net income per share would have been increased. The proforma impact of determining compensation expense under SFAS No. 123 is indicated below (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Net income (loss)

As reported	$4,426	$(366)	$(107)
Pro forma	$4,681	$(435)	$(261)

Net income (loss) per share

As reported	$0.47	$(0.04)	$(0.01)
Pro forma	$0.50	$(0.05)	$(0.03)

The Company awarded 200,000 shares of restricted stock under the Plan at a fair market value of $1.16 per share. The shares were awarded to the Company’s Chief Executive Officer and vest annually on or near the fiscal years ending 2003 through 2006. Compensation expense related to the restricted stock award is based upon the market price at the date of the award and is charged to earnings over the vesting period. The award also provides for tax gross up on the amount includable in the income of the recipient. This expense is based on the fair market value at the time of vesting and is charged to income in the fiscal year that vesting occurs. Compensation expense related to the restricted stock plan was $17,048 in 2003.

7.	INCOME TAXES

The provision (benefit) for income taxes on continuing operations included in the consolidated statements of operations consists of the following (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Current Federal provision	$—	$—	$—
Current state provision	103	106	—
Deferred Federal provision (benefit)	2,664	(133)	—
Deferred state provision (benefit)	51	(94)	—

Provision (benefit) for income taxes	$2,818	$(121)	$0

A reconciliation between income taxes at the 35% statutory Federal income tax rate and the provision (benefit) for income taxes for Fiscal 2001, Fiscal 2002 and Fiscal 2003 is as follows (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Income tax provision (benefit) at Federal statutory rate	$2,535	$(169)	$(37)
Increase (decrease) in income taxes arising from effect of:
State and local income taxes	154	(15)	4
Amortization of excess reorganization value	61	—	—
Other	68	63	60
Tax benefit on reduction in valuation allowance	—	—	(27)

Provision for income taxes	$2,818	$(121)	$0

Presented below are the elements which comprise deferred tax assets and liabilities (in thousands):

	November 2, 2002	November 1, 2003
Gross deferred assets:
Estimated allowance for doubtful accounts	$790	$735
Excess of tax over financial statement basis of inventory	547	436
Accruals deductible for tax purposes when paid	314	292
Deferred stock option expense deductible for tax purposes when paid	404	410
Pension liability deductible for tax purposes when paid	10,674	11,037
Postretirement benefits deductible for tax purposes when paid	1,430	1,483
Alternative minimum tax credit carryforward available	1,809	1,809
Deferred warranty income recognized for tax purposes when received	7,324	6,501
Excess of tax basis of intangibles over financial statement basis	3,167	2,852
Miscellaneous	3	14
Net operating loss carryforwards	35,810	39,545
Less valuation allowance	(43,440)	(46,505)

Gross deferred assets	18,832	18,609

Gross deferred liabilities:
Excess of financial statement over tax basis of property, plant, and equipment	(6,801)	(6,578)

Gross deferred liabilities	(6,801)	(6,578)

Net deferred tax asset	$12,031	$12,031

For Fiscal 2003, the Company recorded no tax expense. The tax benefit at the statutory rate that would have arisen on the loss from continuing operations and by the impact of expenses not fully deductible for tax purposes, primarily meals and entertainment, was offset by a reduction in the valuation allowance. No tax benefit was recorded on the additional pension liability that was recorded during the year (see Note 9). Accordingly, this resulted in an increase in the valuation allowance. Although the Company did not generate income during the year at a level necessary to utilize its net deferred tax asset, the Company’s management believes that income from future operations will more likely than not be sufficient to utilize the deferred tax asset, net of valuation allowance. The Company’s management evaluates the realizability of our deferred tax asset by assessing the need for a valuation allowance on a quarterly basis. If it is determined that it is more likely than not that our deferred tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred tax assets. Establishment of such an allowance could have a significant effect on future results of operation and financial position.

For Fiscal 2002, the Company recorded a tax benefit of $0.1 million. The tax benefit is less than the benefit on continuing operations at the statutory rate due to the impact of expenses not deductible for tax purposes, primarily meals and entertainment. A current state tax provision is recorded due to the inability to offset income from profitable subsidiaries with those having a loss, in all jurisdictions. As a result of a valuation allowance, no benefit was recorded on the additional pension liability recorded as an adjustment to equity. A significant portion of the $17.0 million increase in the valuation allowance resulted from the valuation allowance on the additional pension liability.

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

At November 1, 2003, the Company had regular Federal net operating loss carryforwards for tax purposes of approximately $100.0 million. The net operating loss carryforwards expire in years 2004 through 2023. The Company also has Federal alternative minimum tax net operating loss carryforwards of approximately $117.0 million that expire in 2004 through 2023. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular Federal taxes, subject to limitation.

The Company’s future ability to utilize a portion of its net operating loss carryforwards is limited under the income tax laws as a result of being treated as having a change in the ownership of the Company’s stock as of December 2000 under Federal income tax laws. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Based on the expiration dates for the loss carryforwards and fair market value at the time of ownership change, the Company does not believe that the limitations imposed as a result of prior ownership changes will result in Federal loss carryforward expiring unutilized that will impair the net deferred tax asset. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets. In addition, a future change in ownership could result in additional limitations on the ability of the Company to utilize its net operating loss carryforwards. Under applicable accounting guidelines, these future uncertainties, combined with factors giving rise to losses, requires a valuation allowance be recognized.

8.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office facilities, machinery and computer equipment under noncancellable operating leases and capital leases. Rent expense was approximately $0.9 million in Fiscal 2001, $0.7 million in Fiscal 2002 and $0.7 million in Fiscal 2003.

Future minimum payments, by year and in the aggregate, under the noncancellable capital and operating leases with terms of one year or more consist of the following at November 1, 2003 (in thousands):

Fiscal Year Ending	Capital Lease	Operating Leases
2004	$840	$347
2005	1,032	144
2006	167	58
2007	0	30

Total future minimum lease payments	2,039	$579

Less: amount representing interest	(173)

Present value of net minimum lease payments (included in long-term debt - see Note 5)	$1,866

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

As previously reported, in June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. Also as previously reported, in July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive, and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January, 2003, the court granted JPS’ summary judgment motion on Sears’ breach of contract claim. These orders are not final and may be subject to reconsideration or appeal. To the extent these rulings remain in effect, the number of roofs involved in the case will be substantially reduced, and the Company believes that an unfavorable resolution of the remaining actions would not have a material adverse effect on the business, results of operations or financial condition of the Company.

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

The following table presents the change in the Company’s aggregate warranty related liability accounts:

Beginning balance at November 2, 2002	$19,273,272
Accruals for warranties issued	2,089,437
Accruals for pre-existing warranties	2,357,121
Settlements and revenue amortization	(6,613,106)

Ending balance at November 1, 2003	$17,106,724

9.	RETIREMENT PLANS

Defined Benefit Pension Plan - Substantially all of the Company’s employees are covered by a Company-sponsored defined benefit pension plan. The plan also provides benefits to individuals employed by the businesses which were sold or plants which were closed by the Company. The benefits of these former employees were “frozen” at the respective dates of sale of the businesses or closure of the plants. Accordingly, these former employees will retain benefits earned through the respective disposal dates;

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

Components of net periodic pension cost include the following (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Service cost-benefits earned during the period	$900	$417	$495
Interest cost on projected benefit obligation	7,532	7,751	7,347
Expected return on plan assets	(9,378)	(9,394)	(9,129)
Recognized actuarial loss	—	133	301

Net periodic pension cost (income)	$(946)	$(1,093)	$(986)

The weighted-average rates used in determining pension cost for the plan are as follows:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Discount rate	7.25%	7.00%	6.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	Age-related	3.50%	3.50%

A reconciliation of the plan’s projected benefit obligation, fair value of plan assets, funding status, and other applicable information is as follows (in thousands):

	November 2, 2002	November 1, 2003
Change in benefit obligation:
Projected benefit obligation at beginning of year	$104,261	$113,956
Service cost	417	494
Interest cost	7,751	7,347
Benefits paid	(8,212)	(9,895)
Actuarial (gain) loss	9,739	537

Projected benefit obligation at end of year	$113,956	$112,439

(Table continued on next page)

(Table continued from previous page)

	November 2, 2002	November 1, 2003
Change in plan assets:
Fair value of plan assets at beginning of year	$104,828	$84,706
Actual return (loss) on plan assets	(11,910)	(103)
Employer contributions	—	6,919
Benefits paid	(8,212)	(9,895)

Fair value of plan assets at end of year	84,706	81,627

Projected benefit obligation (greater than) less than Plan assets	(29,250)	(30,812)
Unrecognized actuarial loss	42,137	51,603
Additional minimum liability recognized as a reduction of shareholder equity	(40,976)	(49,835)

Net asset (liability) in accompanying consolidated balance sheets	$(28,089)	$(29,044)

Recognized in:
Other noncurrent assets	$25	$21
Accrued pension costs	(28,114)	(29,065)

Net asset (liability)	$(28,089)	$(29,044)

In addition to the changes shown above, the Company in Fiscal 2002 also changed the mortality table to a table considered more accurate under current guidance. The change in mortality table increased pension liabilities by approximately $5.0 million. The change in the discount rate more closely approximates current interest rates on long-term high quality obligations and the change in the rate of compensation increase more closely reflects Company historical experience and projections. The provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” required the Company to record an accrued pension cost of approximately $29.1 million at November 1, 2003 and $28.1 million at November 2, 2002. The liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. This amount combined with the elimination of the Company’s prepaid pension asset is recorded as a reduction to a separate component of shareholders’ equity labeled “Additional minimum pension liability” in the amount of $49.8 million and $41.0 million on the accompanying consolidated balance sheet as of November 1, 2003 and November 2, 2002, respectively.

401(k) Savings Plan - The Company also has a savings, investment and profit sharing plan available to employees meeting eligibility requirements. The plan is a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 25% of each participant’s contribution with a maximum matching contribution of 1-1/2% of the participant’s base compensation. Company contributions were approximately $187,000 in Fiscal 2001, $171,000 in Fiscal 2002 and $165,000 in Fiscal 2003.

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

Net periodic postretirement benefit expense included the following components (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Service cost for benefits earned	$10	$14	$15
Interest cost on APBO	229	283	187
Recognized actuarial loss (gain)	(4)	18	(59)

Net periodic postretirement cost	$235	$315	$143

The weighted-average rates used in determining postretirement medical and life insurance costs are as follows:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Discount rate	7.25%	7.00%	6.50%

A reconciliation of the postretirement medical and life insurance plan’s projected benefit obligation and funding status is as follows (in thousands):

	November 2, 2002	November 1, 2003
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,569	$3,557
Service cost	14	15
Interest cost	283	187
Net benefits paid	(327)	(7)
Actuarial (gain) or loss	18	(59)

Projected benefit obligation at end of year	$3,557	$3,693

Reconciliation of funded status:
Funded status	$(3,557)	$(3,693)
Unrecognized actuarial (gain) or loss	0	0

Net amount recognized at year-end	$(3,557)	$(3,693)

Since the Company has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

Postemployment Benefits – The Company provides certain benefits to former or inactive employees after employment but before retirement. In accordance with SFAS No. 112, these benefits are recognized on the accrual basis of accounting. The liability for postemployment benefits of $0.2 million at November 1, 2003 and November 2, 2002 of $0.2 million is included in other long-term liabilities in the accompanying consolidated financial statements.

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

Industry segment information (in thousands):

	Fiscal Year Ended October 27, 2001	Fiscal Year Ended November 2, 2002	Fiscal Year Ended November 1, 2003
Net sales:
Elastomerics	$82,409	$75,466	$79,620
Glass	65,217	50,897	49,109

Net sales	$147,626	$126,363	$128,729

Operating profit (loss):(1)
Elastomerics	$3,922	$(256)	$483
Glass	5,655	504	125

Operating profit	9,577	248	608
Interest expense, net	(2,333)	(735)	(715)

Income (loss) before income taxes	$7,244	$(487)	$(107)

Depreciation and amortization expense:
Elastomerics	$2,645	$2,583	$2,330
Glass	3,152	3,141	3,095

	$5,797	$5,724	$5,425

Capital expenditures:
Elastomerics	$1,644	$547	$247
Glass	4,178	427	0

	$5,822	$974	$247

Identifiable assets:
Elastomerics	$54,684	$45,651	$44,584
Glass	55,221	43,370	38,787

	$109,905	$89,021	$83,371

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for the business segments. Such expense consists primarily of salaries, employee benefits and professional fees.

11.	UNAUDITED INTERIM FINANCIAL DATA (in thousands except per share amounts)

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Selected consolidated financial data for each quarter within Fiscal 2002 and Fiscal 2003 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended November 2, 2002:
Net sales	$27,131	$31,927	$32,662	$34,643
Cost of sales	22,833	27,646	27,717	29,903

Gross profit	4,298	4,281	4,945	4,740
Selling, general and administrative expenses	4,812	4,297	4,513	4,394

Operating profit (loss)	(514)	(16)	432	346
Interest expense, net	215	194	155	171

Income (loss) before income taxes	(729)	(210)	277	175
Income taxes (benefit)	(284)	(82)	108	137

Net income (loss)	$(445)	$(128)	$169	$38

Diluted earnings (loss) per common share	$(0.05)	$(0.01)	$0.02	$0.00

Year Ended November 1, 2003:
Net sales	$28,779	$29,493	$35,212	$35,245
Cost of sales	25,207	25,989	29,557	29,834

Gross profit	3,572	3,504	5,655	5,411
Selling, general and administrative expenses	4,395	4,868	4,522	3,749

Operating profit (loss)	(823)	(1,364)	1,133	1,662
Interest expense, net	155	165	190	205

Income (loss) before income taxes	(978)	(1,529)	943	1,457
Income taxes (benefit)	(381)	0	381	0

Net income (loss)	$(597)	$(1,529)	$562	$1,457

Diluted earnings (loss) per common share	$(0.06)	$(0.17)	$0.06	$0.16

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

There were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, nor was there any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 11, 2004 (the “Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Item 5 for information regarding securities authorized for issuance under equity compensation plans. The remaining information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not applicable.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)	(1) The following financial statements are included in Item 8:

(i)	Report of Independent Auditors.

(ii)	Consolidated Balance Sheets as of November 1, 2003 and November 2, 2002.

(iii)	Consolidated Statements of Operations for the fiscal years ended November 1, 2003, November 2, 2002 and October 27, 2001.

(iv)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended November 1, 2003, November 2, 2002 and October 27, 2001.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended November 1, 2003, November 2, 2002 and October 27, 2001.

(vi)	Notes to Consolidated Financial Statements.

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

The registrant is primarily a holding company and all direct subsidiaries are wholly owned.

(2)	The financial statement schedule required by Item 8 is listed on Index to Financial Statement Schedule, starting at page S-1 of this report.

(3)	The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Index to Exhibits. Registrant will furnish to any securityholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such securityholder of registrant’s reasonable expenses in furnishing any such exhibit.

(b)	Form 8-K relating to change in registrant’s certifying accountant, filed on August 7, 2002.

(c)	Reference is made to Item 14(a)(3) above.

(d)	Reference is made to Item 14(a)(2) above.

INDEX TO EXHIBITS

The following is a complete list of Exhibits filed as part of this report, which are incorporated herein:

Exhibit Number	Description

3.1	Amended and Restated By-laws of JPS.(H)

3.2	Certificate of Incorporation of JPS Industries, Inc. (L)

10.7	Trademark License Agreement, dated as of May 9, 1988, by and between J.P. Stevens and JPS Acquisition Corp. (predecessor to the Company.)(A)

10.8	Omnibus Real Estate Closing Agreement, dated as of May 9, 1988, by and among J.P. Stevens, JPS Acquisition Corp., JPS Acquisition Automotive Products Corp., JPS Acquisition Carpet Corp., JPS Acquisition Industrial Fabrics Corp., JPS Acquisition Converter and Yarn Corp. and JPS Acquisition Elastomerics Corp.(A)

10.9	Purchase Agreement, dated as of April 24, 1988, by and among JPS Holding Corp., the Company, Odyssey Partners, West Point-Pepperell, Inc., STN Holdings Inc., Magnolia Partners, L.P. and J.P. Stevens.(A)

10.26	Employment Agreement dated October 9, 1997, between the Company and Monnie L. Broome.(H)

10.36	1997 Incentive and Capital Accumulation Plan dated as of October 9, 1997.(H)

10.44	Employment Agreement, dated February 29, 1999, between the Company and Michael L. Fulbright.(J)

10.45	Stock Option Agreement, dated February 28, 1999, between the Company and Michael L. Fulbright.(J)

10.46	Amendment to the JPS Textile Group, Inc. 1997 Incentive and First Capital Accumulation Plan.(J)

10.56	Employment Agreement dated May 31, 2000, between the Company and Charles R. Tutterow.(N)

10.58	Revolving Credit and Security Agreement dated May 9, 2001, by and among JPS, C&I, Elastomerics and First Union National Bank.(P)

10.59	Employment Agreement Amendment dated July 31, 2001, between the Company and Michael L. Fulbright.(Q)

10.60	First Amendment to the Revolving Credit & Security Agreement, dated as of April 26, 2002, by and among JPS, C&I, Elastomerics and Wachovia Bank, N.A. (successor by merger to First Union National Bank).(R)

10.61	Employment Agreement Amendment dated May 8, 2002, between the Company and Charles R Tutterow. (R)

10.62	Employment Agreement Amendment dated December 19, 2002, between the Company and Charles R. Tutterow. (S)

10.63	Indemnification Agreement between the Company and certain officers and directors. (S)

10.64	Letter of Waiver of Default dated December 31, 2002, under the Revolving Credit and Security Agreement dated May 9, 2001, and among JPS, C&I, Elastomerics and Wachovia Bank, N.A. (S)

10.65	Letter of Waiver of Default dated June 12, 2003, under the Revolving Credit and Security Agreement dated May 9, 2001, among JPS, C&I, Elastomerics and Wachovia Bank, N.A. (T)

10.66	Letter of Waiver of Default dated September 11, 2003, under the Revolving Credit and Security Agreement dated May 9, 2001, among JPS, C&I, Elastomerics and Wachovia Bank, N.A. (U)

10.67	Letter of Modification of Obligation dated September 11, 2003, under the Revolving Credit and Security Agreement dated May 9, 2001, among JPS, C&I, Elastomerics and Wachovia Bank, N.A. (U)

10.68	Restricted Stock Award Agreement, dated August 5, 2003, between the Company and Michael L. Fulbright. (Filed Herein).

10.69	Employment Agreement, dated August 5, 2003, between the Company and Michael L. Fulbright. (Filed Herein).

10.70	Employment Agreement, dated December 1, 2003, between the Company and Charles R. Tutterow. (Filed Herein).

10.71	Letter of Waiver of Default dated January 27, 2004, under the Revolving Credit and Security Agreement dated May 9, 2001, and among JPS, C&I, Elastomerics and Wachovia Bank,. N.A. (Filed Herein).

10.72	Letter of Modification of Obligation dated January 22, 2004, under the Revolving Credit and Security Agreement dated May 9, 2001, and among JPS, C&I, Elastomerics and Wachovia Bank, N.A. (Filed Herein).

11.1	Statement re: Computation of Per Share Earnings—not required since such computation can be clearly determined from the material contained herein.

12.1	Computation of Ratio of Earnings to Fixed Charges—not required for Form 10-K per Item 503(d) of Regulation S-K.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends—not required for Form 10-K per Item 503(d) of Regulation S-K.

21.1	List of Subsidiaries of the Company.(C)

23.1	Consent of PricewaterhouseCoopers LLP, independent auditors. (S).

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herein).

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herein).

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herein).

(A)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 30, 1993.
(C)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 29, 1994.
(H)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 1, 1997.
(J)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 4, 1999.
(L)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.
(N)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 28, 2000.
(P)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.
(Q)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 27, 2001.
(R)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2002.
(S)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 2, 2002.
(T)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.
(U)	Previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q for the quarter ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JPS INDUSTRIES, INC.

Date:	January 29, 2004	By:	/s/ Charles R. Tutterow
Charles R. Tutterow
Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Fulbright Michael L. Fulbright	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 29, 2004

/s/ Robert J. Capozzi Robert J. Capozzi	Director	January 29, 2004

/s/ Nicholas P. DiPaolo Nicholas P. DiPaolo	Director	January 29, 2004

/s/ John M. Sullivan, Jr. John M. Sullivan, Jr.	Director	January 29, 2004

/s/ Charles R. Tutterow Charles R. Tutterow	Director, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 29, 2004

EXHIBIT LIST

Exhibit No.	Description

10.68	Restricted Stock Award Agreement dated August 5, 2003, between the Company and Michael L. Fulbright.

10.69	Employment Agreement, dated August 5, 2003, between the Company and Michael L. Fulbright.

10.70	Employment Agreement, dated December 1, 2003, between the Company and Charles R. Tutterow.

10.71	Letter of Waiver of Default dated January 27, 2004, under the Revolving Credit and Security Agreement dated May 9, 2001, and among JPS, C&I, Elastomerics and Wachovia Bank, N.A.

10.72	Letter of Modification of Obligation dated January 22, 2004, under the Revolving Credit Agreement dated May 9, 2001, and among JPS, C&I, Elastomerics and Wachovia Bank, N.A.

11	Statement re: Computation of Per Share Earnings – not required since such computation can be clearly determined from the material contained herein.

23.1	PricewaterhouseCoopers, LLP Consent.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JPS INDUSTRIES, INC.	INDEX TO SCHEDULE

INDEX TO FINANCIAL STATEMENT SCHEDULE

For the fiscal years ended October 27, 2001, November 2, 2002, and November 1, 2003.

FINANCIAL STATEMENT SCHEDULE

II. Valuation and Qualifying Accounts and Reserves	S-2

Note:	All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

S-1

JPS INDUSTRIES, INC.	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

Column A	Column B	Column C		Column D	Column E
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions Describe	Balance at End of Period
			(a)	(b)
Allowances Deducted from Asset to Which They Apply:

Fiscal Year Ended October 27, 2001 (52 Weeks)
Allowance for doubtful accounts	$700	$2	$—	$449	$253
Claims, returns and other allowances	324	214	77	184	431

	$1,024	$216	$77	$633	$684

Fiscal Year Ended November 2, 2002 (53 Weeks)
Allowance for doubtful accounts	$253	$6	$—	$69	$190
Claims, returns and other allowances	431	52	116	235	364

	$684	$58	$116	$304	$554

Fiscal Year Ended November 1, 2003 (52 Weeks)
Allowance for doubtful accounts	$190	$8	$(67)	$6	$125
Claims, returns and other allowances	364	57	231	343	309

	$554	$65	$164	$349	$434

(a)	Change in various reserves charged to net sales.
(b)	Uncollected receivables written off, net of recoveries.

S-2