Form 10-Q
period 2004-01-31
JPS INDUSTRIES INC
filed 2004-03-15
CIK 846615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,494,259 shares of the Company’s Common Stock were outstanding as of March 11, 2004.

JPS INDUSTRIES, INC.

I tem 1. Financial Statements

JPS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2004	November 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$367	$661
Accounts receivable	17,946	20,070
Inventories (Note 2)	15,764	13,613
Prepaid expenses and other	4,681	3,164
Deferred income taxes	304	304

Total current assets	39,062	37,812
Property, plant and equipment, net	32,523	33,788
Deferred income taxes	11,751	11,727
Other assets	32	44

Total assets	$83,368	$83,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,579	$10,062
Accrued interest	51	54
Accrued salaries, benefits and withholdings	1,328	1,017
Accrued pension costs	5,963	7,446
Other accrued expenses	6,668	3,943
Current portion of long-term debt (Note 3)	13,886	722

Total current liabilities	36,475	23,244
Long-term debt (Note 3)	955	14,046
Deferred revenue and postemployment liabilities	41,069	41,045

Total liabilities	78,499	78,335

Shareholders’ equity:
Common stock - $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,494,259 shares at 1/31/04	100	100
Additional paid-in capital	123,332	123,332
Treasury stock (at cost) – 505,741 shares at 1/31/04	(1,895)	(1,895)
Additional minimum pension liability	(49,835)	(49,835)
Accumulated deficit	(66,833)	(66,666)

Total shareholders’ equity	4,869	5,036

Total liabilities and shareholders’ equity	$83,368	$83,371

Note:	The condensed consolidated balance sheet at November 1, 2003 has been extracted from the audited financial statements.

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended
	January 31, 2004	February 1, 2003
Net sales	$31,208	$28,779
Cost of sales	26,438	25,207

Gross profit	4,770	3,572
Selling, general and administrative expenses	4,748	4,395

Operating profit (loss)	22	(823)
Interest expense	189	155

Loss before income taxes	(167)	(978)
Income taxes (benefit)	0	(381)

Net loss	$(167)	$(597)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,319,259	9,293,009

Diluted	9,319,259	9,293,009

Basic loss per common share	$(0.02)	$(0.06)

Diluted loss per common share	$(0.02)	$(0.06)

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	January 31, 2004	February 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(167)	$(597)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,321	1,383
Amortization of deferred financing costs	12	12
Deferred income tax benefit	(24)	(381)
Pension plan contributions	(1,483)	0
Other, net	27	(75)
Changes in assets and liabilities:
Accounts receivable	2,124	2,247
Inventories	(2,151)	(161)
Prepaid expenses and other assets	(1,517)	28
Accounts payable	(1,483)	1,296
Accrued expenses and other liabilities	3,033	(2,278)

Total adjustments	(141)	2,071

Net cash provided by (used in) operating activities	(308)	1,474

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions	(59)	(56)

Net cash used in investing activities	(59)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	0	7
Revolving credit facility borrowings (repayments), net	248	(1,355)
Repayment of other long-term debt	(175)	(162)

Net cash provided by (used in) financing activities	73	(1,510)

NET DECREASE IN CASH	(294)	(92)
CASH AT BEGINNING OF PERIOD	661	267

CASH AT END OF PERIOD	$367	$175

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
Interest paid	$180	$153
Income taxes paid	0	27

See notes to consolidated financial statements.

JPS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The terms “JPS” and the “Company”, as used in these condensed consolidated financial statements, mean JPS Industries, Inc. and JPS Industries, Inc. together with its subsidiaries, respectively, unless the context requires otherwise.

The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2004 and for all periods presented have been made.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (“Fiscal 2003”). The results of operations for the interim period are not necessarily indicative of the operating results for the full year.

2.	Inventories (in thousands):

	January 31, 2004	November 1, 2003
Raw materials and supplies	$3,195	$2,351
Work-in-process	3,635	2,851
Finished goods	8,934	8,411

Total	$15,764	$13,613

3.	Long-Term Debt (in thousands):

	January 31, 2004	November 1, 2003
Revolving credit facility	$13,150	$12,902
Capital lease obligation	1,691	1,866

Total	14,841	14,768
Less current portion	(13,886)	(722)

Long-term portion	$955	$14,046

The Company’s Revolving Credit and Security Agreement, as amended, (the “revolving credit facility”), is with Wachovia Bank. All borrowing under the revolving credit facility matures on November 1, 2004, and as such is classified as a current liability at the balance sheet date. The Company is currently seeking refinancing. The revolving credit facility provides for a revolving loan and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and inventory (as defined), and a specified dollar amount (currently $6.5 million, subject to amortization).

As of January 31, 2004, unused and outstanding letters of credit totaled $0.3 million. The outstanding letters of credit reduce the funds available under the revolving credit facility. At January 31, 2004, the Company had $11.5 million available for borrowing under the revolving credit facility.

The revolving credit facility restricts investments, acquisitions and dividends. The revolving credit facility contains financial covenants relating to minimum levels of net worth, as defined, and a minimum debt to EBITDA ratio, as defined. All loans outstanding under the revolving credit facility bear interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s debt to EBITDA ratio. As of January 31, 2004, the Company’s interest rate under the revolving credit facility was 3.8%.

In conjunction with the recognition of the additional minimum pension liability and resulting reduction to tangible net worth as defined in the revolving credit facility, the Company violated the minimum net worth covenant as of November 1, 2003. This covenant has been waived through November 1, 2004. As of January 31, 2004, the Company was not in compliance with the total debt to EBITDA covenant. This covenant has been waived through the first quarter of Fiscal 2004. Management believes it will be in compliance with this covenant in the future; however, a violation of this covenant and failure to obtain appropriate waivers could result in the acceleration of amounts due under the revolving credit facility. In such an event, the Company could be forced to seek alternative financing and there can be no assurance that alternative financing could be attained.

4.	Equity Securities

The Company has one class of stock issued and outstanding.

1997 Incentive and Capital Accumulation Plan

The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. There was no compensation expense in the three months ended February 1, 2003 and January 31, 2004 related to these options.

Since the Company made no grants during the three months ended February 1, 2003 and January 31, 2004 and had no expense under APB Opinion 25, the Company’s net loss and net loss per share would have been the same had the Company determined compensation expense based on the fair value at the grant date method of SFAS No. 123. Therefore, the pro forma income is the same as reported.

5.	Income Taxes

The provision (benefit) for income taxes on continuing operations included in the condensed statements of operations for the three months ended below consists of the following (in thousands):

	January 31, 2004	February 1, 2003
Current federal provision	$0	$0
Current state provision	24	0
Deferred federal provision (benefit)	0	(328)
Deferred state provision (benefit)	(24)	(53)

Provision (benefit) for income taxes	$0	$(381)

The Company did not record any tax benefit on the current quarter loss. Also, while the Company did not generate income during the three month period at a level necessary to utilize its net deferred tax asset, we believe that income from future operations will more likely than not be sufficient to utilize the deferred tax asset, net of valuation allowance. We evaluate the realizability of our deferred tax asset by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred tax assets. This could have a significant effect on our future results of operations and financial position.

At January 31, 2004, the Company had regular Federal net operating loss carryforwards for tax purposes of approximately $102.2 million. The net operating loss carryforwards expire in years 2004 through 2024. The Company also has Federal alternative minimum tax net operating loss carryforwards of approximately $118.8 million that expire in 2004 through 2024. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular Federal taxes, subject to limitation.

The Company’s future ability to utilize a portion of its net operating loss carryforwards is limited under the income tax laws as a result of being treated as having a change in the ownership of the Company’s stock as of December 2000 under Federal income tax laws. The effect of such an ownership change is to limit the annual utilization of the net operating loss carryforwards to an amount equal to the value of the Company immediately after the time of the change (subject to certain adjustments) multiplied by the Federal long-term tax exempt rate. Based on the expiration dates for the loss carryforwards and fair market value at the time of ownership change, the Company does not believe that the limitations imposed as a result of prior ownership changes will result in any Federal loss carryforward expiring unutilized. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets. In addition, a future change in ownership could result in additional limitations on the ability of the Company to utilize its net operating loss carryforwards. Under applicable accounting guidelines, these future uncertainties, combined with factors giving rise to losses, require a valuation allowance be recognized.

6.	Contingencies

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

As previously reported, in June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s on approximately 140 Sears stores. Also as previously reported, in July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January, 2003, the court granted JPS’ summary judgment motion on

Sears’ breach of contract claim. These orders are not final and may be subject to reconsideration or appeal. To the extent these rulings remain in effect, the number of roofs involved in the case will be substantially reduced, and the Company believes that an unfavorable resolution of the remaining actions would not have a material adverse effect on the business, results of operations or financial condition of the Company.

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

The following table presents the change in the Company’s aggregate warranty related liability accounts:

Beginning balance at November 1, 2003	$17,106,724
Accruals for warranties issued	600,545
Accruals for pre-existing warranties	457,425
Settlements and revenue amortization	(1,059,795)

Ending balance at January 31, 2004	$17,104,899

7.	Business Segments

The Company’s reportable segments are JPS Elastomerics and JPS Glass. The reportable segments were determined using the Company’s method of internal reporting, which divides and analyzes the business by the nature of the products manufactured and sold, the customer base, manufacturing process and method of distribution. The Elastomerics segment principally manufactures and markets extruded products including high performance roofing products, environmental geomembranes and various polyurethane products. The Glass segment produces and markets specialty substrates mechanically formed from fiberglass and other specialty materials for a variety of applications such as printed circuit boards, filtration, advanced composites, building products, defense and aerospace.

The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment’s operating profit. Indirect corporate expenses allocated to each business segment are based on management’s analysis of the costs attributable to each segment. The following table presents certain information regarding the business segments (in thousands):

	Three Months Ended
	January 31, 2004	February 1, 2003
Net sales:
Elastomerics	$18,669	$16,958
Glass	12,539	11,821

Net sales	$31,208	$28,779

Operating profit (loss) (1):
Elastomerics	$(264)	$(801)
Glass	286	(22)

Operating profit (loss)	22	(823)
Interest expense	189	155

Loss before income taxes	$(167)	$(978)

	January 31, 2004	November 1, 2003
Identifiable assets:
Elastomerics	$45,030	$44,584
Glass	38,338	38,787

Total assets	$83,368	$83,371

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for the business segments. Such expense consists primarily of salaries, employee benefits and professional fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company’s actual results in Fiscal 2004 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to meet the financial covenant obligations in its credit agreement and negotiate a new credit facility upon maturity of its existing credit facility), the Company’s ability to realize its deferred tax asset, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, the Company’s dependence on key personnel and certain large customers and other risk factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

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

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003:

	(In Thousands)
	Three Months Ended
	January 31, 2004	February 1, 2003
Net sales:
Elastomerics	$18,669	$16,958
Glass	12,539	11,821

Net sales	$31,208	$28,779

Operating profit (loss):
Elastomerics	$(264)	$(801)
Glass	286	(22)

Operating profit (loss)	22	(823)
Interest expense	189	155

Loss before income taxes	$(167)	$(978)

RESULTS OF OPERATIONS

Three Months Ended January 31, 2004 (the “2004 First Quarter”) Compared to the Three Months Ended February 1, 2003 (the “2003 First Quarter”)

Consolidated net sales increased $2.4 million, or 8.3%, from $28.8 million in the 2003 first quarter to $31.2 million in the 2004 first quarter. Operating profit increased $0.8 million from a loss of $0.8 million in the 2003 first quarter to an income of $22,000 in the 2004 first quarter.

Net sales in the 2004 first quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, increased $1.7 million, or 10.0%, from $17.0 million in the 2003 first quarter to $18.7 million in the 2004 first quarter. This increase is attributable to increases in sales of both roofing products and urethane films. Roofing product sales benefited from significant increases in sales of the Company’s new PVC products and increased demand for TPO membranes. Increases in urethane sales were driven principally by higher aliphatic optical film sales.

Operating loss in the 2004 first quarter for the Elastomerics segment improved $0.5 million from a loss of $0.8 million in the 2003 first quarter to a loss of $0.3 million in the 2004 first quarter. This improvement is due to higher gross profits resulting from higher volumes, improved manufacturing efficiencies and lower warranty costs, partially offset by higher selling, general and administrative costs.

Net sales in the Glass segment, which includes substrates constructed of synthetics and fiberglass for lamination, insulation and filtration applications, increased $0.7 million, or 5.9%, from $11.8 million in the 2003 first quarter to $12.5 million in the 2004 first quarter. The increase is primarily attributable to improved sales of the Company’s specialty Quartz, filtration and construction reinforcement products.

Operating profit in the 2004 first quarter for the Glass segment increased $0.3 million from a loss of $22,000 in the 2003 first quarter to a gain of $0.3 million in the 2004 first quarter. This increase reflects higher gross profit associated with higher sales and improved manufacturing efficiencies, partially offset by higher selling, general and administrative costs.

Interest expense in the 2004 first quarter was $34,000 more than the 2003 first quarter, as a result of higher debt levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its revolving credit facility. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion of the revolving credit facility and the waivers for covenant violations which have been obtained. The current credit agreement expires on November 1, 2004, and as such is classified as a current liability. The Company is currently seeking refinancing. Management believes that the Company can obtain refinancing on terms equal to, or better than, those of the Company’s current credit agreement. However, the ability of the Company to continue to pay its capital obligations and implement its business plan is contingent on obtaining such refinancing. There can be no assurance that we will be able to obtain such refinancing on the terms and timetable currently contemplated.

Year to date for 2004, cash used in operating activities was $0.3 million. Working capital at November 1, 2003 was $14.6 million compared with $2.6 million at January 31, 2004 primarily as a result of the revolving credit facility’s classification as a current liability. From November 1, 2003 to January 31, 2004, accounts receivable decreased by $2.1 million due to timing and sales levels, inventories increased $2.2 million and accounts payable and accrued expenses increased by $1.6 million.

The principal uses of cash year to date for 2004 were for capital expenditures of $58,842 to upgrade the Company’s manufacturing operations and funding of $1.5 million of pension contributions. We expect total pension contributions of $7.4 million in 2004 absent legislative changes to funding rules. The Company anticipates that its total capital expenditures in Fiscal 2004 will be approximately $1.0 million and expect such amounts to be funded by cash from operations and bank financing sources.

Based upon the ability to generate working capital through its operations, its current credit agreement, and assuming the Company is successful in securing refinancing on the terms and timetable currently contemplated, the Company believes that it will have the financial resources necessary to pay its capital obligations and implement its business plan. At January 31, 2004, the Company had $11.5 million available for borrowing under the revolving credit facility.

DEFERRED TAX ASSETS

The Company had net operating loss carryforwards (“NOLs”) of approximately $102.2 million as of January 31, 2004. The value of these NOLs, net of valuation allowance, are recorded as deferred tax assets on the Company’s consolidated balance sheet.

The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related NOLs may be utilized prior to their expiration. Such realization would require that the Company generate on average approximately $1 million of taxable income increasing at approximately 5% per year. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to meet the financial covenant obligations in its credit agreement and negotiate a new credit facility upon maturity of its existing credit facility), the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers. Although the Company did not generate taxable income during the three-month period at a level necessary to utilize the deferred tax asset, the Company believes that, given the long-term nature of its NOLs and after considering the aforementioned factors, certain cost reductions as well as improvements in profitability resulting from increased sales will result in taxable income from future operations that will more likely than not be sufficient to utilize the deferred tax asset, net of any valuation allowance. Further, the Company has developed certain tax-planning strategies, including the possibility of the sale of assets that could be employed, if necessary, to generate taxable income. Although the Company has developed plans and strategies that would enable the Company to achieve sufficient income levels in the future, there can be no assurance that these plans will be successful in enabling the Company to generate sufficient taxable income from operations prior to the expiration of the NOLs. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could record a tax charge to record a deferred tax valuation allowance in the future. The establishment of an additional valuation allowance could have a significant effect on our future results of operations and financial position. See Note 4. Income Taxes of The Condensed Consolidated Financial Statements for additional discussion.

PENSION PLAN OBLIGATIONS

The Company sponsors a defined benefit pension plan that covers substantially all of its employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions, including, without limitation, discount rates, expected return on plan assets and future compensation increases. The Company considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. As of January 31, 2004, the Company’s pension liability totaled $27.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its revolving credit facility. The Company’s revolving credit facility bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR). The Company does not speculate on the future direction of interest rates. Currently, all of the Company’s debt bears interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s debt to EBITDA ratio, as defined in the revolving credit facility. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

Raw material price risk. A portion of the Company’s raw materials are commodities and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside the control of the Company. In most cases, essential raw materials are available from several sources. For several raw materials, however, branded goods or other circumstances may prevent such diversification and an interruption of the supply of these raw materials could have a significant impact on the Company’s ability to produce certain products. The Company has established long-term relationships with key suppliers and may enter into purchase contracts or commitments of one year or less for certain raw materials. Such agreements generally include a pricing schedule for the period covered by the contract or commitment. The Company believes that any changes in raw material pricing, which cannot be adjusted for by changes in its product pricing or other strategies, would not be significant.

General Economic Conditions. Demand for the Company’s products is affected by a variety of economic factors including, but not limited to, the cyclical nature of the construction industry, demand for electronic and aerospace products that ultimately utilize components manufactured by the Company and general consumer demand. Adverse economic developments could affect the financial performance of the Company, and these factors include, but are not limited to, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to meet the financial covenant obligations in the credit agreement and negotiate a new credit facility upon maturity of its existing credit facility), the Company’s ability to realize its deferred tax asset, the seasonality of the Company’s sales, the volatility of the Company’s raw material costs, claims and energy and the Company’s dependence on key personnel and certain large customers.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. The Company has evaluated the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, under the supervision and with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

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

JPS INDUSTRIES, INC.

Date: March 11, 2004	/s/ Charles R. Tutterow
Charles R. Tutterow
Executive Vice President, Chief Financial Officer & Secretary

EXHIBIT LIST

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.