Form 10-Q
period 2004-05-01
JPS INDUSTRIES INC
filed 2004-06-15
CIK 846615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 33-27038

JPS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-0868166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Beattie Place, Suite 1510, Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,534,259 shares of the Company’s Common Stock were outstanding as of June 14, 2004.

JPS INDUSTRIES, INC.

Item 1. Financial Statements

JPS INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	May 1, 2004	November 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$251	$661
Accounts receivable, net of allowances of $453 and $434 as of May 1, 2004 and November 1, 2003, respectively	23,118	20,070
Inventories (Note 2)	14,878	13,613
Prepaid expenses and other	4,532	3,164
Deferred income taxes	304	304

Total current assets	43,083	37,812

Property, plant and equipment, net	31,400	33,788
Deferred income taxes	11,286	11,727
Other assets	21	44

Total assets	$85,790	$83,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,506	$10,062
Accrued interest	46	54
Accrued salaries, benefits and withholdings	2,166	1,017
Accrued pension costs	4,263	7,446
Other accrued expenses	6,457	3,943
Current portion of long-term debt (Note 3)	1,572	722

Total current liabilities	25,010	23,244

Long-term debt (Note 3)	13,918	14,046
Deferred revenue and postemployment liabilities	41,089	41,045

Total liabilities	80,017	78,335

Shareholders’ equity:
Common stock - $.01 par value; authorized – 22,000,000 shares; issued – 10,000,000 shares; outstanding – 9,534,259 shares at May 1, 2004	100	100
Additional paid-in capital	123,226	123,332
Treasury stock (at cost) – 465,741 shares at May 1, 2004	(1,749)	(1,895)
Additional minimum pension liability	(49,835)	(49,835)
Accumulated deficit	(65,969)	(66,666)

Total shareholders’ equity	5,773	5,036

Total liabilities and shareholders’ equity	$85,790	$83,371

Note:	The condensed consolidated balance sheet at November 1, 2003 has been extracted from the audited financial statements.

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Net sales	$38,170	$29,493	$69,378	$58,272
Cost of sales	31,771	25,989	58,209	51,196

Gross profit	6,399	3,504	11,169	7,076

Selling, general and administrative expenses	4,861	4,868	9,609	9,263

Operating profit (loss)	1,538	(1,364)	1,560	(2,187)

Interest expense	199	165	388	320

Income (loss) before income taxes	1,339	(1,529)	1,172	(2,507)
Income taxes (benefit)	475	0	475	(381)

Net income (loss)	$864	$(1,529)	$697	$(2,126)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,349,259	9,294,259	9,330,926	9,293,426

Diluted	9,537,842	9,294,259	9,528,089	9,293,426

Basic earnings (loss) per common share	$0.09	$(0.17)	$0.07	$(0.23)

Diluted earnings (loss) per common share	$0.09	$(0.17)	$0.07	$(0.23)

See notes to condensed consolidated financial statements.

JPS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	May 1, 2004	May 3, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$697	$(2,126)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,676	2,762
Amortization of deferred financing costs	23	23
Deferred income taxes (benefit)	475	(381)
Pension plan contributions	(3,183)	(1,483)
Other, net	9	(233)
Changes in assets and liabilities:
Accounts receivable	(3,048)	2,831
Inventories	(1,265)	(367)
Prepaid expenses and other assets	(1,402)	563
Accounts payable	444	(66)
Accrued expenses and other liabilities	3,655	(1,987)

Net cash used in operating activities	(919)	(464)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities, property and equipment additions	(213)	(165)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs	0	(1)
Net proceeds from exercise of stock options	0	7
Revolving credit facility borrowings, net	1,016	1,102
Repayment of other long-term debt	(294)	(328)

Net cash provided by financing activities	722	780

NET INCREASE (DECREASE) IN CASH	(410)	151
CASH AT BEGINNING OF PERIOD	661	267

CASH AT END OF PERIOD	$251	$418

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
Interest paid	$373	$334
Income taxes paid	0	36

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

The Company has prepared, without audit, the interim condensed consolidated financial statements and related notes. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 1, 2004 and for all periods presented have been made.

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

2.	Inventories (in thousands):

	May 1, 2004	November 1, 2003
Raw materials and supplies	$3,054	$2,351
Work-in-process	3,986	2,851
Finished goods	7,838	8,411

Total	$14,878	$13,613

3.	Long-Term Debt (in thousands):

	May 1, 2004	November 1, 2003
Senior credit facility, revolving line of credit	$13,918	$12,902
Capital lease obligation	1,572	1,866

Total	15,490	14,768
Less current portion	(1,572)	(722)

Long-term portion	$13,918	$14,046

The Company’s Revolving Credit and Security Agreement, as amended, (the “revolving credit facility”), is with Wachovia Bank. All borrowings under the revolving credit facility mature on April 30, 2007. The revolving credit facility provides for a revolving loan and letters of credit in a maximum principal amount equal to the lesser of (a) $25 million or (b) a specified borrowing base, which is based upon eligible receivables and inventory (as defined), and a specified dollar amount (currently $7.8 million, subject to amortization).

As of May 1, 2004, unused and outstanding letters of credit totaled $0.3 million. The outstanding letters of credit reduce the funds available under the revolving credit facility. At May 1, 2004, the Company had $11.2 million available for borrowing under the revolving credit facility.

The revolving credit facility restricts investments, capital expenditures, acquisitions and dividends. The revolving credit facility contains financial covenants relating to minimum levels of EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. All loans outstanding under the revolving credit facility bear interest at the 30-day LIBOR rate plus an applicable margin based upon the Company’s fixed charge coverage ratio. As of May 1, 2004, the Company’s interest rate under the revolving credit facility was 3.4%.

4.	Equity Securities

The Company has one class of stock issued and outstanding.

1997 Incentive and Capital Accumulation Plan

The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to such awards because the quoted market price and the amount to be paid by the employee are the same on the date of grant. There was no compensation expense in the six months ended May 3, 2003 and May 1, 2004 related to these options.

Since the Company made no option grants during the six months ended May 3, 2003 and May 1, 2004 and had no expense under APB Opinion 25, the Company’s net loss and net loss per share would have been the same had the Company determined compensation expense based on the fair value at the grant date method of SFAS No. 123. Therefore, the pro forma income is the same as reported.

5.	Income Taxes

The provision (benefit) for income taxes on continuing operations included in the condensed statements of operations for the three months ended below consists of the following (in thousands):

	May 1, 2004	May 3, 2003
Current federal provision	$0	$0
Current state provision	10	0
Deferred federal provision (benefit)	444	0
Deferred state provision (benefit)	21	0

Provision (benefit) for income taxes	$475	$0

The Company recorded approximately $0.5 million in income taxes for the second quarter. We believe that income from future operations will more likely than not be sufficient to utilize the deferred tax asset, net of valuation allowance. We evaluate the realizability of our deferred tax asset by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our net deferred tax assets will not be recovered, the valuation allowance will be increased. This could have a significant effect on our future results of operations and financial position. Likewise, if we determine that our valuation allowance is excessive, a decrease will be made.

At May 1, 2004, the Company had regular Federal net operating loss carryforwards for tax purposes of approximately $102.5 million. The net operating loss carryforwards expire in years 2004 through 2024. The Company also has Federal alternative minimum tax net operating loss carryforwards of approximately $119.1 million that expire in 2004 through 2024. Alternative minimum tax credits of $1.8 million can be carried forward indefinitely and used as a credit against regular Federal taxes, subject to limitation.

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

On April 7, 2004, the multi-count complaint filed by Sears Roebuck & Co. in June 1997 against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980’s was resolved favorably and dismissed with prejudice. During the quarter, the Company benefited from the reversal of $0.5 million of retro premium insurance reserves.

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

The following table presents the change in the Company’s aggregate warranty related liability accounts:

Beginning balance at November 1, 2003	$17,106,724
Accruals for warranties issued	1,184,803
Accruals for pre-existing warranties	454,199
Settlements and revenue amortization	(1,935,136)

Ending balance at May 1, 2004	$16,810,590

7.	Business Segments

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

The Company evaluates the performance of its reportable segments and allocates resources principally based on the segment’s operating profit. Indirect corporate expenses allocated to each business segment are based on management’s analysis of the costs attributable to each segment. The following table presents certain information regarding the business segments (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Net sales:
Elastomerics	$23,394	$17,726	$42,063	$34,684
Glass	14,776	11,767	27,315	23,588

Net sales	$38,170	$29,493	$69,378	$58,272

Operating profit (loss)(1):
Elastomerics	$924	$(876)	$660	$(1,677)
Glass	614	(488)	900	(510)

Operating profit (loss)	1,538	(1,364)	1,560	(2,187)
Interest expense	199	165	388	320

Income (loss) before income taxes	$1,339	$(1,529)	$1,172	$(2,507)

			May 1, 2004	November 1, 2003
Identifiable assets:
Elastomerics			$47,965	$44,584
Glass			37,825	38,787

Total assets			$85,790	$83,371

(1)	The operating profit of each business segment includes a proportionate share of indirect corporate expenses. The Company’s corporate group is responsible for finance, strategic planning, legal, tax and regulatory affairs for the business segments. Such expense consists primarily of salaries, employee benefits and professional fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this quarterly report on Form 10-Q that a number of important factors could cause the Company’s actual results in Fiscal 2004 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations including its ability to meet the financial covenant obligations in its credit agreement, the Company’s ability to realize its deferred tax asset, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, the Company’s dependence on key personnel and certain large customers and other risk factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

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

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s annual report on Form 10-K for the fiscal year ended November 1, 2003 (in thousands):

	Three Months Ended		Six Months Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Net sales:
Elastomerics	$23,394	$17,726	$42,063	$34,684
Glass	14,776	11,767	27,315	23,588

Net sales	$38,170	$29,493	$69,378	$58,272

Operating profit (loss):
Elastomerics	$924	$(876)	$660	$(1,677)
Glass	614	(488)	900	(510)

Operating profit (loss)	1,538	(1,364)	1,560	(2,187)
Interest expense	199	165	388	320

Income (loss) before income taxes	$1,339	$(1,529)	$1,172	$(2,507)

RESULTS OF OPERATIONS

Three Months Ended May 1, 2004 (the “2004 Second Quarter”) Compared to the Three Months Ended May 3, 2003 (the “2003 Second Quarter”)

Consolidated net sales increased $8.7 million, or 29.5%, from $29.5 million in the 2003 second quarter to $38.2 million in the 2004 second quarter. Operating profit increased $2.9 million from a loss of $1.4 million in the 2003 second quarter to an income of $1.5 million in the 2004 second quarter.

Net sales in the 2004 second quarter in the Elastomerics segment, which includes single-ply roofing and extruded urethane products, increased $5.7 million, or 32.2%, from $17.7 million in the 2003 second quarter to $23.4 million in the 2004 second quarter. This increase is primarily attributable to volume growth in both TPO and PVC single-ply roofing systems and volume growth in certain Stevens Urethane products.

Operating profit for the Elastomerics segment increased $1.8 million from a loss of $0.9 million in the 2003 second quarter to an income of $0.9 million in the 2004 second quarter. The increase is due to higher gross profits resulting from higher sales volumes, which, in turn, led to improved manufacturing efficiencies (offsetting increases in raw material and energy costs), and an approximately $0.5 million benefit from the reversal of certain retro premium insurance reserves.

Net sales in the Glass segment, which includes substrates of synthetics and fiberglass for lamination, insulation and filtration applications increased $3.0 million, or 25.4%, from $11.8 million in the 2003 second quarter to $14.8 million in the 2004 second quarter. The increase is largely caused by improved demand in the industrial product market with some improvement in electronics related markets.

Operating profit for the Glass segment increased $1.1 million from a loss of $0.5 million in the 2003 second quarter to an income of $0.6 million in the 2004 second quarter. This increase is due to higher gross profits associated with higher sales volumes, which, in turn, led to improved manufacturing efficiencies (offsetting increases in raw material and energy costs).

Interest expense in the 2004 second quarter was $34,000 more than the 2003 second quarter as a result of higher debt levels.

Six Months Ended May 1, 2004 (the “2004 Six-Month Period”) Compared to the Six Months Ended May 3, 2003 (the “2003 Six-Month Period”)

Consolidated net sales increased $11.1 million, or 19.0%, from $58.3 million in the 2003 six-month period to $69.4 million in the 2004 six-month period. Operating profit increased $3.8 million from a loss of $2.2 million in the 2003 six-month period to an income of $1.6 million in the 2004 six-month period.

Net sales in the 2004 six-month period in the Elastomerics segment increased $7.4 million, or 21.3%, from $34.7 million in the 2003 six-month period to $42.1 million in the 2004 six-month period. This increase is primarily attributable to increased sales of TPO and PVC roofing systems and higher sales volumes of certain urethane products.

Operating profit for the Elastomerics segment increased $2.4 million from a loss of $1.7 million in the 2003 six-month period to an income of $0.7 million in the 2004 six-month period. The increase is due to higher gross profits resulting from higher sales volumes, which, in turn, led to improved manufacturing efficiencies (offsetting increases in raw material and energy costs), and the retro premium insurance settlement discussed above.

Net sales in the Glass segment increased $3.7 million, or 15.7%, from $23.6 million in the 2003 six-month period to $27.3 million in the 2004 six-month period. The increase is primarily attributable to stronger sales of industrial products with some improvement in sales volumes of electronics oriented products.

Operating profit for the Glass segment increased $1.4 million from a loss of $0.5 million in the 2003 six-month period to an income of $0.9 million in the 2004 six-month period due to higher gross profits resulting from higher sales volumes, which, in turn, led to improved manufacturing efficiencies (offsetting increases in raw material and energy costs).

Interest expense in the 2004 six-month period was $68,000 more than the 2003 six-month period, reflecting higher debt levels and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansion are funds generated internally and borrowings under its revolving credit facility which was amended on April 5, 2004. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion of the new revolving credit facility. The current credit agreement expires on April 5, 2007.

Year to date for Fiscal 2004, cash used in operating activities was $0.9 million. Working capital at November 1, 2003 was $14.6 million compared with $18.1 million at May 1, 2004. From November 1, 2003 to May 1, 2004, accounts receivable increased by $3.1 million due to timing and sales levels, inventories increased $1.3 million and accounts payable and accrued expenses increased by $4.1 million.

The principal uses of cash year to date for Fiscal 2004 were for capital expenditures of $213,000 to upgrade the Company’s manufacturing operations and funding of $3.2 million of pension contributions. The Company expects total pension contributions of $7.4 million in Fiscal 2004 absent legislative changes to funding rules. The Company anticipates that its total capital expenditures in Fiscal 2004 will be approximately $1.0 million and expect such amounts to be funded by cash from operations and bank financing sources.

Based upon the ability to generate working capital through its operations and its current credit agreement, the Company believes that it will have the financial resources necessary to pay its capital obligations and implement its business plan. At May 1, 2004, the Company had $11.2 million available for borrowing under the revolving credit facility.

DEFERRED TAX ASSETS

The Company had net operating loss carryforwards (“NOLs”) of approximately $102.5 million as of May 1, 2004. The value of these NOLs, net of valuation allowance, are recorded as deferred tax assets on the Company’s consolidated balance sheet.

The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related NOLs may be utilized prior to their expiration. Such realization would require that the Company generate on average approximately $1 million of taxable income increasing at approximately 5% per year. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including, without limitation, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations (including its ability to meet the financial covenant obligations in its credit agreement, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs, and the Company’s dependence on key personnel and certain large customers. Although the Company did generate taxable income during the three-month period at a level necessary to utilize the deferred tax asset, there can be no assurance that the Company will continue to generate income at such level. The Company believes that, given the long-term nature of its NOLs and after considering the aforementioned factors, certain cost reductions as well as improvements in profitability resulting from increased sales will result in taxable income from future operations that will more likely than not be sufficient to utilize the deferred tax asset, net of any valuation allowance. Further, the Company has developed certain tax-planning strategies, including the possibility of the sale of assets that could be employed, if necessary, to generate taxable income. Although the Company has developed plans and strategies that would enable the Company to achieve sufficient income levels in the future, there can be no assurance that these plans will be successful in enabling the Company to generate sufficient taxable income from operations prior to the expiration of the NOLs. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could record a tax charge to record a deferred tax valuation allowance in the future. The establishment of an additional valuation allowance could have a significant effect on our future results of operations and financial position. See Note 4. Income Taxes of The Condensed Consolidated Financial Statements for additional discussion.

PENSION PLAN OBLIGATIONS

The Company sponsors a defined benefit pension plan that covers substantially all of its employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions, including, without limitation, discount rates, expected return on plan assets and future compensation increases. The Company considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. As of May 1, 2004, the Company’s pension liability totaled $25.9 million.

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

General Economic Conditions. Demand for the Company’s products is affected by a variety of economic factors including, but not limited to, the cyclical nature of the construction industry, demand for electronic and aerospace products that ultimately utilize components manufactured by the Company and general consumer demand. Adverse economic developments could affect the financial performance of the Company, and these factors include, but are not limited to, the general economic and business conditions affecting the Company’s industries, actions of competitors, changes in demand in certain markets, the Company’s ability to meet its debt service and pension plan obligations including its ability to meet the financial covenant obligations in its new credit agreement, the Company’s ability to realize its deferred tax asset, the seasonality of the Company’s sales, the volatility of the Company’s raw material, claims and energy costs and the Company’s dependence on key personnel and certain large customers.

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
As previously reported in the Company’s annual report on Form 10-K for the fiscal year ended November 1, 2003, in June 1997, Sears Roebuck and Co. (“Sears”) filed a multi-count complaint against Elastomerics and two other defendants alleging an unspecified amount of damages in connection with the alleged premature deterioration of the Company’s Hypalon roofing membrane installed during the 1980s on approximately 140 Sears stores. Also as previously reported, in July, 2002, the Company’s insurance carrier, Liberty Mutual Insurance Company (“Liberty”), informed the Company that it no longer believed it had an obligation to contribute to settlement or defense of this matter. The Company subsequently filed a lawsuit for declaratory, injunctive and monetary relief against Liberty Mutual. In January, 2003, the court found that Liberty does have a duty to defend the Company based on the counts remaining in the case. Further, in January, 2003, the court granted JPS’ summary judgment motion on Sears’ breach of contract claim. On April 7, 2004, these disputes were resolved favorably, pursuant to which Sears’ lawsuit against the company was dismissed with prejudice, barring Sears from asserting the claims against the Company in the future.
2.	Changes in Securities	None
3.	Defaults Upon Senior Securities	None
4.	Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders was held on March 11, 2004 in New York, New York for the following purpose: To elect five (5) members of the Board of Directors to serve for a one year term expiring at the 2005 Annual Meeting of Stockholders:

	For	Withheld
Robert J. Capozzi	8,706,446	6,228
Nicholas P. DiPaolo	8,706,446	6,228
Michael L. Fulbright	8,696,074	16,600
John M. Sullivan, Jr.	8,706,446	6,228
Charles R. Tutterow	8,696,074	16,600

5.	Other Information	None

6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

(10.73)	Restricted Stock Award Agreement dated March 29, 2004, between the Company and Charles R. Tutterow.

(10.74)	Amended and Restated Loan and Security Agreement dated April 5, 2004, by and among JPS, Elastomerics, C&I and Wachovia Bank, N.A.

(11)	Statement re: Computation of Per Share Earnings - not required since such computation can be clearly determined from the material contained herein.

(31.1)	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K:

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPS INDUSTRIES, INC.

Date: June 15, 2004	/s/ Charles R. Tutterow
Charles R. Tutterow
Executive Vice President, Chief Financial Officer & Secretary

EXHIBIT LIST

Exhibit No.	Description
10.73	Restricted Stock Award Agreement dated March 29, 2004, between the Company and Charles R. Tutterow.

10.74	Amended and Restated Loan and Security Agreement dated April 5, 2004, by and among JPS, Elastomerics, C&I and Wachovia Bank, N.A.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.